Form 10-Q
period 2004-04-03
JOSTENS HOLDING CORP
filed 2004-05-17
CIK 1277021

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Number of shares of the Registrant’s Common Stock outstanding as of May 14, 2004:  3,229,343

Jostens Holding Corp. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands	April 3, 2004	Predecessor March 29, 2003
Net sales	$143,085	$121,524
Cost of products sold	60,780	50,745
Gross profit	82,305	70,779
Selling and administrative expenses	88,303	71,458
Operating loss	(5,998)	(679)
Loss on redemption of debt	420	—
Net interest expense	19,763	13,940
Loss before income taxes	(26,181)	(14,619)
Benefit from income taxes	(6,283)	(6,021)
Net loss	(19,898)	(8,598)
Dividends and accretion on redeemable preferred stock	—	(3,205)
Net loss available to common shareholders	$(19,898)	$(11,803)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 3, 2004	January 3, 2004	Predecessor March 29, 2003
ASSETS
Cash and cash equivalents	$31,272	$24,752	$20,868
Accounts receivable, net	48,470	57,018	46,193
Inventories, net	111,880	72,523	108,484
Salespersons overdrafts, net of allowance of $11,144, $10,953 and 8,567	32,916	30,062	31,110
Prepaid expenses and other current assets	11,780	10,446	25,133
Total current assets	236,318	194,801	231,788

Property and equipment	126,406	119,506	279,718
Less accumulated depreciation	(20,515)	(13,913)	(215,783)
Property and equipment, net	105,891	105,593	63,935
Goodwill	726,040	746,025	19,286
Intangibles, net	633,216	644,654	689
Other assets	39,059	40,340	58,897
	$1,740,524	$1,731,413	$374,595

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Short-term borrowings	$9,163	$13,013	$9,520
Commissions payable	25,151	16,736	21,531
Customer deposits	193,036	149,809	189,863
Income taxes payable	8,331	8,833	—
Interest payable	11,298	4,910	16,579
Current portion of long-term debt	—	—	17,094
Other accrued liabilities, including deferred tax liabilities of $3,852, $4,283 and $0	62,889	67,055	59,140
Total current liabilities	309,868	260,356	313,727

Long-term debt - less current maturities	838,372	836,693	563,666
Redeemable preferred securities (liquidation preference: $102,519 and $99,052)	118,913	135,272	—
Deferred income taxes	225,898	231,416	10,053
Other noncurrent liabilities	23,130	23,359	7,023
Total liabilities	1,516,181	1,487,096	894,469

Commitments and contingencies

Redeemable preferred stock (liquidation preference: $87,302)	—	—	73,995

Common stock
Class A $.01 par value; authorized: 700,000 shares; issued and outstanding: 504,584 shares
Class B $.01 par value; non-voting; authorized: 4,050,000 shares; issued and outstanding: 2,724,759 shares	32	32	—
Common stock	—	—	1,003
Additional paid-in-capital	281,316	281,316	20,964
Officer notes receivable	—	—	(1,647)
Accumulated deficit	(56,938)	(37,040)	(603,808)
Accumulated other comprehensive loss	(67)	9	(10,381)
Total shareholders’ equity (deficit)	224,343	244,317	(593,869)
	$1,740,524	$1,731,413	$374,595

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
In thousands	April 3, 2004	Predecessor March 29, 2003
Net loss	$(19,898)	$(8,598)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,000	5,513
Amortization of intangible assets	11,438	140
Amortization of debt discount, premium and deferred financing costs	4,333	1,316
Other amortization	212	552
Accrued interest on redeemable preferred stock	3,642	—
Deferred income taxes	(5,949)	—
Other	436	118
Changes in assets and liabilities:
Accounts receivable	8,531	12,843
Inventories	(39,337)	(39,032)
Salespersons overdrafts	(2,847)	(5,525)
Prepaid expenses and other current assets	(1,631)	(2,888)
Accrued employee compensation and related taxes	(3,920)	(7,483)
Commissions payable	8,418	5,837
Customer deposits	43,189	55,948
Income taxes payable	(508)	(7,404)
Interest payable	6,388	5,790
Other	52	1,458
Net cash provided by operating activities	19,549	18,585
Acquisition of businesses, net of cash acquired	—	(4,951)
Purchases of property and equipment	(7,388)	(3,541)
Other investing activities, net	(14)	(163)
Net cash used for investing activities	(7,402)	(8,655)
Net short-term borrowings	(3,840)	—
Redemption of senior subordinated notes payable	(5,800)	—
Proceeds from issuance of long-term debt	4,000	—
Net cash used for financing activities	(5,640)	—
Effect of exchange rate changes on cash and cash equivalents	13	—
Increase in cash and cash equivalents	6,520	9,930
Cash and cash equivalents, beginning of period	24,752	10,938
Cash and cash equivalents, end of period	$31,272	$20,868

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding corp. and Subsidiaries

1.     Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Form 10-K for the fiscal year ended January 3, 2004.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Jostens Holding Corp. (“Jostens Holdings”) and our wholly-owned subsidiary, Jostens IH Corp. (“JIHC”), and its wholly-owned subsidiary, Jostens, Inc. (“Jostens”), for the period ended April 3, 2004 (successor period).  The accounts for the period ended March 29, 2003 (predecessor period) relate to Jostens and its wholly-owned subsidiaries.  Our condensed consolidated financial statements for the predecessor period were prepared using the historical basis of accounting for Jostens.  As a result of the 2003 merger transaction as discussed in Note 2, we applied purchase accounting and a new basis of accounting began on July 29, 2003.  Jostens Holdings and JIHC had no operating activities until the acquisition of Jostens.

Certain amounts in our prior period financial statements and notes have been reclassified to conform to the current period presentation.

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted at or above fair value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended
In thousands	April 3, 2004	Predecessor March 29, 2003
Net loss available to common shareholders
As reported	$(19,898)	$(11,803)
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(152)	(116)
Pro forma net loss available to common shareholders	$(20,050)	$(11,919)

2.     2003 Merger

On June 17, 2003, we entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by us for the sole purpose of effecting an acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of Jostens Holdings, which we refer to as the merger.

Jostens Holdings was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million.  Jostens Holdings, in turn, established a wholly-owned subsidiary, JIHC, and capitalized it through the purchase of common stock for $317.9 million.  JIHC used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens, in turn, used the proceeds from the capital contribution along with incremental borrowings under its senior secured credit facility to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.

We accounted for the merger using the purchase method of accounting.  The aggregate purchase price of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.  As of April 3, 2004, our preliminary allocation of the purchase price is as follows:

In thousands
Current assets	$165,280
Property and equipment	101,989
Intangible assets	660,399
Goodwill	707,633
Other assets	18,622
Current liabilities	(199,776)
Long-term debt	(594,494)
Redeemable preferred stock	(106,511)
Deferred income taxes	(253,577)
Other liabilities	(28,521)
$471,044

We have estimated the fair value of our assets and liabilities as of the merger date utilizing information available at the time that our condensed consolidated financial statements were prepared.  These estimates are subject to refinement until all pertinent information has been obtained.  During the quarter ended April 3, 2004, we refined our estimate of the fair value of our redeemable preferred stock as of the merger date from $130.0 million to $110.0 million, thus recording a purchase price adjustment of $20.0 million through goodwill.

3.     New Accounting Standards

FSP 106-1 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-1 with an effective date for fiscal years ending after December 7, 2003.   FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003.  The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare.  As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued.  Therefore, in accordance with FSP 106-1, the net periodic postretirement benefit cost included in our financial statements and accompanying notes does not reflect the effects of the Act on our plans.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.  We do not expect the adoption of FSP 106-1, when finalized, to have a material impact on our financial statements.

4.     Income Taxes

Consistent with the provisions of APB 18, “Interim Financial Reporting”, we have provided an income tax benefit based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, we provided an income tax benefit at a consolidated effective rate of 24% for the three months ended April 3, 2004 compared to 41% in the comparable prior year period.  We review our tax rate estimates on a quarterly basis and make revisions as necessary.

Our consolidated effective rate of tax benefit is less than the federal statutory rate of tax primarily due to the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens.  Furthermore, the rate of tax benefit recorded for purchase accounting adjustments is based on the change in deferred tax liability balances attributable to net taxable temporary differences recorded in connection with the purchase price allocation of the prior year merger transaction.

5.     Comprehensive Loss

Comprehensive loss and its components, net of tax are presented below:

	Three Months Ended
In thousands	April 3, 2004	Predecessor March 29, 2003
Net loss	$(19,898)	$(8,598)
Change in cumulative translation adjustment	(76)	(152)
Change in fair value of interest rate swap agreement	—	588
Comprehensive loss	$(19,974)	$(8,162)

6.     Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

			Predecessor
In thousands	April 3, 2004	January 3, 2004	March 29, 2003
Trade receivables	$59,836	$64,993	$56,496
Allowance for doubtful accounts	(2,526)	(2,184)	(2,718)
Allowance for sales returns	(8,840)	(5,791)	(7,585)
Total accounts receivable, net	$48,470	$57,018	$46,193

Net inventories were comprised of the following:

			Predecessor
In thousands	April 3, 2004	January 3, 2004	March 29, 2003
Raw material and supplies	$13,288	$11,416	$13,031
Work-in-process	59,556	28,084	60,018
Finished goods	41,959	34,713	37,877
Reserve for obsolescence	(2,923)	(1,690)	(2,442)
Total inventories, net	$111,880	$72,523	$108,484

7.     Goodwill and Other Intangible Assets

The increase in goodwill and other intangible assets as of April 3, 2004 compared to the period ended March 29, 2003 is predominantly attributable to the effect of purchase accounting in connection with the July 29, 2003 merger.

The changes in the net carrying amount of goodwill were as follows:

		Predecessor
In thousands	April 3, 2004	March 29, 2003
Balance at beginning of period	$746,025	$14,450
Goodwill acquired during the period	15	4,781
Purchase price adjustments	(20,000)	—
Currency translation	—	55
Balance at end of period	$726,040	$19,286

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of the dates indicated:

	April 3, 2004
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
School relationships	10 years	$330,000	$(22,759)	$307,241
Order backlog	1.5 years	48,700	(3,280)	45,420
Internally developed software	2 to 5 years	12,200	(2,315)	9,885
Patented/unpatented technology	3 years	11,000	(2,523)	8,477
Customer relationships	4 to 8 years	8,666	(1,483)	7,183
Other	3 years	24	(14)	10
		410,590	(32,374)	378,216
Trademarks	Indefinite	255,000	—	255,000
		$665,590	$(32,374)	$633,216

	Predecessor March 29, 2003
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	4 to 5 years	860	(189)	671
Other	3 years	24	(6)	18
		$884	$(195)	$689

Amortization expense related to other intangible assets was $11.4 million and $0.1 million for the quarters ended April 3, 2004 and March 29, 2003, respectively.

8.     Long-term Debt

Long-term debt consists of the following:

			Predecessor
In thousands	April 3, 2004	January 3, 2004	March 29, 2003
Borrowings under senior secured credit facility:
Term Loan, variable rate, 3.67 percent at April 3, 2004, with semi-annual principal and interest payments through July 2010	$453,705	$453,705	$—
Term Loan A, variable rate, 3.54 percent at March 29, 2003, paid in full July 2003	—	—	58,602
Term Loan C, variable rate, 4.04 percent at March 29, 2003, paid in full July 2003	—	—	320,669
Senior subordinated notes, 12.75 percent fixed rate, including premium of $21,554 at April 3, 2004 and $22,717 at January 3, 2004, net of discount of $16,011 at March 29, 2003, with semi-annual interest payments of $13.3 million, principal due and payable at maturity - May 2010	225,539	231,702	201,489
Senior discount notes, 10.25 percent fixed rate, net of discount of $92,072 at April 3, 2004 and $95,914 at January 3, 2004, with semi-annual interest accretion of $12.7 million, through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	155,128	151,286	—
Promissory note, 3.52 percent at April 3, 2004, with monthly principal and interest payments through maturity - March 2009	4,000	—	—
	838,372	836,693	580,760
Less current portion	—	—	17,094
	$838,372	$836,693	$563,666

During the quarter ended April 3, 2004, Jostens voluntarily redeemed $5.0 million principal amount of its senior subordinated notes and recognized a loss of $0.4 million, including the impact of purchase accounting, consisting of $0.8 million of premium paid on redemption of the notes and a net $0.4 million credit resulting from the write-off of related unamortized premium, original issuance discount and deferred financing costs.

As of April 3, 2004, there was $9.2 million outstanding in the form of short-term borrowings at our Canadian subsidiary, at a weighted average interest rate of 5.75% and an additional $10.8 million outstanding in the form of letters of credit, leaving $130.0 million available under our revolving credit facility.

The senior secured credit facility and the senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation.  As of April 3, 2004, we were in compliance with all covenants.

As of April 3, 2004, January 3, 2004 and March 29, 2003, the fair value of our debt, excluding the senior subordinated notes and the senior discount notes, approximated its carrying value.  The fair value of the aggregate notes as of April 3, 2004, January 3, 2004 and March 29, 2003 was $396.1 million, $394.9 million and $242.3 million, respectively, based on the quoted market price.

9.     Redeemable Preferred Stock

On June 29, 2003, we adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  In accordance with SFAS 150, we reclassified Jostens’ redeemable preferred stock to the liabilities section of our condensed consolidated balance sheet and began reporting the preferred dividend as interest expense in our results of operations rather than as a reduction to retained earnings.  We also recognized $4.6 million cumulative effect of a change in accounting principle.  We did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization are not tax deductible.  Pro forma amounts assuming the change in accounting principle had been in effect since the beginning of 2003 are as follows:

	Three Months Ended
In thousands	April 3, 2004	Predecessor March 29, 2003
Net loss available to common shareholders
As reported	$(19,898)	$(11,803)
Dividends and accretion on redeemable preferred shares previously reported	—	3,205
Pro forma interest expense	—	(2,600)
Pro forma net loss available to common shareholders	$(19,898)	$(11,198)

During the quarter ended April 3, 2004, we refined our estimate of the fair value of Jostens’ redeemable preferred stock as of the merger date from $130.0 million to $110.0 million.  Liquidation preference of the redeemable preferred stock as of April 3, 2004, January 3, 2004 and March 29, 2003 was $102.5 million, $99.1 million and $89.3 million, respectively, including accrued dividends.  Jostens has 4,000,000 shares of preferred stock, $.01 par value, authorized.  Jostens had 100,181, 96,793 and 87,302 shares outstanding in the form of redeemable preferred stock as of April 3, 2004, January 3, 2004 and March 29, 2003, respectively.

10.  Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans for the three months ended April 3, 2004 and March 29, 2003 consists of the following:

	Pension benefits		Postretirement benefits
In thousands	April 3, 2004	Predecessor March 29, 2003	April 3, 2004	Predecessor March 29, 2003
Service cost	$1,618	$1,454	$10	$20
Interest cost	3,068	3,053	93	116
Expected return on plan assets	(4,497)	(5,092)	—	(5)
Amortization of prior year service cost	—	464	—	—
Amortization of transition amount	—	(138)	—	70
Amortization of net actuarial loss (gain)	—	132	—	—
Net periodic benefit expense (income)	$189	$(127)	$103	$201

11.  Commitments

We are subject to market risk associated with changes in the price of gold.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at April 3, 2004 was $10.5 million with delivery dates occurring throughout 2004.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The fair market value of our open gold forward contracts as of April 3, 2004 was $11.0 million and was calculated by valuing each contract at quoted futures prices.

12.  Discontinued Operations

In conjunction with exiting our Recognition business in December 2001, we recorded a $27.4 million pre-tax loss on disposal for discontinued operations.  The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.  Components of the accrued exit costs are as follows:

	Initial	Prior	Net	Utilization		Balance
In thousands	charge	accrual	adjustments	Prior	2004	April 3, 2004
Employee separation benefits and other related costs	$6,164	$—	$(442)	$(5,265)	$(7)	$450
Phase-out costs of exiting the Recognition business	4,255	—	(1,203)	(2,670)	20	402
Salesperson transition benefits	2,855	1,236	(191)	(1,707)	(211)	1,982
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—
	$16,292	$2,670	$(2,064)	$(13,866)	$(198)	$2,834

Our obligation for separation benefits continues through 2004 over the benefit period as specified under our severance plan, and transition benefits will continue to be paid through the period of our contractual obligation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the results of operations for Jostens, Inc. for the three-month period ended March 29, 2003 and the combined results of operations for Jostens, Inc. and Jostens Holding Corp. for the three-month period ended April 3, 2004.  Jostens Holding Corp. is a holding company and has no significant business operations.

GENERAL

Jostens Holding Corp. and its subsidiaries (“we,” “our,” “us,” “Jostens Holdings” or “the Company”) is a leading provider of school-related affinity products and services in three major product categories:  yearbooks, class rings and graduation products, which includes diplomas, graduation regalia, such as caps and gowns, accessories and fine paper announcements.  We also are a leading provider of school photography products and services in Canada and have a small but growing presence in the United States.

On June 17, 2003, we entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by us for the sole purpose of effecting an acquisition of Jostens, Inc. (“Jostens”).  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of Jostens Holdings, which we refer to as the merger.

Jostens Holdings was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million.  Jostens Holdings, in turn, established a wholly-owned subsidiary, Jostens IH Corp. (“JIHC”), and capitalized it through the purchase of common stock for $317.9 million.  JIHC used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens, in turn, used the proceeds from the capital contribution along with incremental borrowings under its senior secured credit facility to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.

We accounted for the merger using the purchase method of accounting.  The aggregate purchase price of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.

As a result of the merger, the three months ended March 29, 2003 are a predecessor period and the three months ended April 3, 2004 are a successor period.

RESULTS OF OPERATIONS

Our unaudited condensed consolidated financial statements for the three-month predecessor period ended March 29, 2003, were prepared using the historical basis of accounting for Jostens, Inc.  Although a new basis of accounting began on July 29, 2003, we have adjusted our operating results for the three-month successor period ended April 3, 2004 to exclude the impact of purchase accounting. The adjusted operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations.  We present this information because we use it to monitor and evaluate our ongoing operating results and trends, and believe it provides investors an understanding of our operating performance over comparative periods.

Three Months Ended April 3, 2004 Compared to the Three Months Ended March 29, 2003

The following table sets forth selected information from our condensed consolidated statements of operations expressed as a percentage of net sales.  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

Dollars in thousands	Three Months Ended April 3, 2004	Adjusted Three Months Ended April 3, 2004		Predecessor Three Months Ended March 29, 2003	$ Change	% Change
Net sales	$143,085	$143,085		$121,524	$21,561	17.7%
% of net sales	100.0%	100.0%		100.0%
Cost of products sold	60,780	57,811	(1)	50,745	7,066	13.9%
% of net sales	42.5%	40.4%		41.8%
Gross profit	82,305	85,274		70,779	14,495	20.5%
% of net sales	57.5%	59.6%		58.2%
Selling and administrative expenses	88,303	77,935	(2)	71,458	6,477	9.1%
% of net sales	61.7%	54.5%		58.8%
Operating (loss) income	(5,998)	7,339		(679)	8,018	1180.9%
% of net sales	-4.2%	5.1%		-0.6%
Loss on redemption of debt	420	1,276	(3)	—	1,276	NM
% of net sales	0.3%	0.9%		0.0%
Net interest expense	19,763	20,620	(4)	13,940	6,680	47.9%
% of net sales	13.8%	14.4%		11.5%
Loss before income taxes	(26,181)	(14,557)		(14,619)	62	0.4%
% of net sales	-18.3%	-10.2%		-12.0%
(Benefit from) provision for income taxes	(6,283)	(1,755	)(5)	(6,021)	4,266	70.9%
% of net sales	-4.4%	-1.2%		-5.0%
Net Loss	$(19,898)	$(12,802)		$(8,598)	$(4,204)	(48.9)%
% of net sales	-13.9%	-8.9%		-7.1%

NM = percentage not meaningful

(1)   Adjusted to reverse $1.1 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog and $1.9 million of depreciation expense for excess purchase price allocated to property and equipment.

(2)   Adjusted to reverse $10.0 million of amortization expense for excess purchase price allocated to various intangible assets and $0.4 million of depreciation expense for excess purchase price allocated to property and equipment.

(3)   In connection with the partial redemption of the senior subordinated notes, adjusted to reverse $0.9 million of accelerated amortization for excess purchase price allocated to a premium on the notes

(4)   Adjusted to reverse $0.9 million of amortization for excess purchase price allocated to a premium on the senior subordinated notes.

(5)   Reflects $4.5 million of income tax benefit on the adjusted items above.

Net Sales

Net sales increased $21.6 million, or 17.7%, to $143.1 million for the three months ended April 3, 2004 from $121.5 million for the same period last year.  The majority of the increase is due to higher sales volume, driven primarily by the timing of deliveries between the first and second quarters compared to last year.  Net sales also increased as a result of improved jewelry metal mix and modest price increases.  Specific factors contributing to the increase in volume include:

•      the return of graduation product deliveries to more typical patterns before the delivery issues we experienced last year in connection with the implementation of an ERP system in this product line;

•      increased orders for graduation regalia products attributable to net account growth, an increase in unit sales per school and an increase in sales of accessory items;

•      timing of deliveries of high school class rings compared to last year; and

•      increased jewelry orders associated with collegiate class rings, high school and collegiate championship rings and an emerging specialty market.

These increases were offset by lower commercial printing volume and continued lower same school buy rates for high school class rings.

Gross Profit

Gross profit increased $14.5 million, or 20.5%, to $85.3 million for the three months ended April 3, 2004 from $70.8 million for the same prior year period.  As a percentage of net sales, gross profit margin increased 1.4 percentage points to 59.6% for the current three-month period from 58.2% for the same period last year.

The increase in gross profit margin is primarily attributable to the impact of the shift in sales volume for higher margin graduation products between the first and second quarters as discussed above.  In the prior year, our efforts to rectify the difficulties we encountered in connection with the implementation of the ERP system and to continue to provide timely delivery of our products required us to incur additional production costs, as well as certain selling and administrative expenses.  Although these efforts minimized the impact to our customers, the associated costs negatively affected our margins.  We believe we have resolved most of the manufacturing challenges connected with the systems implementation.  The increase in gross profit margin in the current period is also due to the general price increases and incremental sales volume discussed above offset by higher costs for precious raw materials compared to last year.

Selling and Administrative Expenses

Selling and administrative expenses increased $6.5 million, or 9.1%, to $77.9 million for the three months ended April 3, 2004 from $71.5 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 4.3 percentage points to 54.5% for the current three-month period from 58.8% for the same period last year.

The $6.5 million increase is primarily due to higher commission expense as a result of increased sales and additional investment in customer service and support.

These increases were offset by the following:

•      elimination of prior year non-recurring costs associated with the difficulties encountered with the ERP system implementation;

•      the impact of prior year non-recurring costs for severance, a legal settlement and acquisition related items; and

•      lower information systems expense due to the timing of costs associated with maintenance contracts and the elimination of depreciation expense related to fully amortized software.

Operating Income/(Loss)

Operating income increased $8.0 million to $7.3 million for the three months ended April 3, 2004 from a loss of $0.7 million for the same prior year period primarily driven by the higher sales volume achieved.

Loss on Redemption of Debt

During the quarter ended April 3, 2004, Jostens voluntarily redeemed $5.0 million principal amount of its senior subordinated notes and recognized a loss of $0.4 million, including the impact of purchase accounting, consisting of $0.8 million of premium paid on redemption of the notes and a net $0.4 million credit resulting from the write-off of related unamortized premium, original issuance discount and deferred financing costs.

Net Interest Expense

Net interest expense increased $6.7 million, or 47.9%, to $20.6 million for the three months ended April 3, 2004 as compared to $13.9 million for the same prior year period.  The increase was primarily due to $3.8 million of additional interest expense on our 10.25% senior discount notes and reclassification of $3.6 million of dividends on Jostens’ redeemable preferred stock in connection with the prior year change in accounting principle.

(Benefit From) Provision for Income Taxes

The effective rate of tax presented for results of operations excluding the impact of purchase accounting is not a meaningful rate because it is a component of our consolidated effective rate for the entire year that is affected by the seasonality of our quarterly results.  We anticipate that the effective rate of tax for the entire fiscal year, excluding the impact of purchase accounting, will be between 48% and 53%.

Consistent with the provisions of APB 18, “Interim Financial Reporting”, we have provided an income tax benefit based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, we provided an income tax benefit at a consolidated effective rate of 24% for the three months ended April 3, 2004, including the impact of purchase accounting, compared to 41% in the comparable prior year period.  We review our tax rate estimates on a quarterly basis and make revisions as necessary.

Our consolidated effective rate of tax benefit is less than the federal statutory rate of tax primarily due to the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens.  Furthermore, the rate of tax benefit recorded for purchase accounting adjustments is based on the change in deferred tax liability balances attributable to net taxable temporary differences recorded in connection with the purchase price allocation of the prior year merger transaction.

Net Loss

As a result of the aforementioned items, net loss increased $4.2 million, or 48.9%, to $12.8 million for the three months ended April 3, 2004 from $8.6 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended April 3, 2004 was $19.5 million compared to $18.6 million for the same prior year period.

Our principal sources of liquidity are cash flows from operating activities and borrowings under our senior secured credit facility, which includes $130.0 million available under our revolving credit facility as of April 3, 2004.  Our cash is primarily used for debt service obligations, capital expenditures and to fund working capital requirements.  We believe that cash generated from operations and available cash, together with available borrowings under the senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, planned capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report may contain “forward-looking statements.”  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  We base these forward-looking statements on assumptions that we believe are reasonable; however, these assumptions may prove incorrect and may be affected by known or unknown risks or uncertainties.  As a result, actual results may vary materially from those set forth in our forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.

These risks and uncertainties include the following: our ability to satisfy our debt obligations, including related covenants; the seasonality of our sales and operating income; our relationship with our independent sales representatives and employees; the fluctuating prices of raw materials, primarily gold; our dependence on a key supplier for our precious, semiprecious and synthetic stones; our dependence on numerous complex information systems for operational and financial information; fashion, consumer preferences and demographic trends; the competitive environment; general economic conditions; litigation cases, if decided against us, that could adversely affect our financial results; and environmental regulations that could impose substantial costs upon us adversely affecting our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk during the quarter ended April 3, 2004.  For additional information, refer to Item 7A of our 2003 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens Holding Corp. required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that has materially affected, or is reasonably likely to materially affect, these controls.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to litigation arising in the normal course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

12            Computation of Ratio of Earnings to Fixed Charges

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K during the quarter ended April 3, 2004

A Form 8-K was filed on March 5, 2004, announcing an extension of the exchange offer related to Jostens Holding Corp. 10.25% senior discount notes due 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS HOLDING CORP.

Date: May 14, 2004	/s/ Robert C. Buhrmaster
Robert C. Buhrmaster
Chairman of the Board and Chief Executive Officer

Date: May 14, 2004	/s/ David A. Tayeh
David A. Tayeh
Sr. Vice President and Chief Financial Officer