Form 10-Q
period 2004-07-03
JOSTENS HOLDING CORP
filed 2004-08-17
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-112055

JOSTENS HOLDING CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-0049713
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5501 American Boulevard West Minneapolis, Minnesota	55437
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number:  (952) 830-3300

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

As of August 16, 2004 there were 3,229,343 shares of Common Stock, $.01 par value, outstanding.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Net sales	$376,186	$374,936	$519,271	$496,460
Cost of products sold	196,867	161,005	257,647	211,750
Gross profit	179,319	213,931	261,624	284,710
Selling and administrative expenses	116,501	108,589	204,804	180,047
Operating income	62,818	105,342	56,820	104,663
Loss on redemption of debt	—	—	420	—
Net interest expense	20,396	13,535	40,159	27,475
Income before income taxes	42,422	91,807	16,241	77,188
Provision for income taxes	10,181	38,100	3,898	32,079
Net income	32,241	53,707	12,343	45,109
Dividends and accretion on redeemable preferred stock	—	(3,320)	—	(6,525)
Net income available to common shareholders	$32,241	$50,387	$12,343	$38,584

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

			Predecessor
In thousands, except share amounts	July 3, 2004	January 3, 2004	June 28, 2003
ASSETS
Cash and cash equivalents	$8,215	$24,752	$22,940
Accounts receivable, net	82,163	57,018	87,860
Inventories, net	49,693	72,523	45,528
Salespersons overdrafts, net of allowance of $10,510, $10,953 and $8,629	21,414	30,062	17,701
Prepaid expenses and other current assets	6,433	10,446	5,398
Deferred income taxes	10,698	—	13,718
Total current assets	178,616	194,801	193,145

Property and equipment	130,187	119,506	277,452
Less accumulated depreciation	(27,984)	(13,913)	(216,757)
Property and equipment, net	102,203	105,593	60,695
Goodwill	728,101	746,025	16,095
Intangibles, net	589,539	644,654	3,561
Other assets	37,059	40,340	57,389
	$1,635,518	$1,731,413	$330,885

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Book overdrafts	$2,964	$—	$—
Short-term borrowings	9,675	13,013	8,880
Accounts payable	12,250	17,483	10,792
Commissions payable	44,076	16,736	42,453
Customer deposits	57,866	149,809	58,583
Income taxes payable	34,943	8,833	37,241
Current portion of long-term debt	5,150	—	18,411
Deferred income taxes	—	4,283	—
Other accrued liabilities	45,629	50,199	48,930
Total current liabilities	212,553	260,356	225,290

Long-term debt - less current maturities	800,397	836,693	554,463
Redeemable preferred securities (liquidation preference: $106,107 and $99,052)	122,435	135,272	—
Deferred income taxes	219,985	231,416	10,533
Other noncurrent liabilities	23,344	23,359	6,362
Total liabilities	1,378,714	1,487,096	796,648

Commitments and contingencies

Redeemable preferred stock (liquidation preference: $90,358)	—	—	77,316

Common stock
Class A $.01 par value; authorized: 700,000 shares; issued and outstanding: 504,584 shares
Class B $.01 par value; non-voting; authorized: 4,050,000 shares; issued and outstanding: 2,724,759 shares	32	32	—
Common stock	—	—	1,003
Additional paid-in-capital	281,316	281,316	20,964
Officer notes receivable	—	—	(1,670)
Accumulated deficit	(24,697)	(37,040)	(553,421)
Accumulated other comprehensive loss	153	9	(9,955)
Total shareholders’ equity (deficit)	256,804	244,317	(543,079)
	$1,635,518	$1,731,413	$330,885

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003
Net income	$12,343	$45,109
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14,177	10,941
Amortization included in interest expense	9,624	2,664
Other amortization	55,539	1,687
Accrued interest on redeemable preferred stock	7,163	—
Deferred income taxes	(25,044)	—
Other noncash reconciling items	463	95
Changes in assets and liabilities	(41,201)	(28,343)
Net cash provided by operating activities	33,064	32,153
Acquisition of business, net of cash acquired	—	(5,008)
Purchases of property and equipment	(11,572)	(5,369)
Other investing activities, net	18	(407)
Net cash used for investing activities	(11,554)	(10,784)
Principal payments on long-term debt	(36,059)	(8,218)
Redemption of senior subordinated notes payable	(5,800)	—
Proceeds from issuance of long-term debt	4,000	—
Other financing activities, net	(126)	(1,420)
Net cash used for financing activities	(37,985)	(9,638)
Effect of exchange rate changes on cash and cash equivalents	(62)	271
(Decrease) increase in cash and cash equivalents	(16,537)	12,002
Cash and cash equivalents, beginning of period	24,752	10,938
Cash and cash equivalents, end of period	$8,215	$22,940

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

The accompanying unaudited condensed consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Jostens Holding Corp. (“Jostens Holdings”) and our wholly-owned subsidiary, Jostens IH Corp. (“JIHC”), and its wholly-owned subsidiary, Jostens, Inc. (“Jostens”), as of and for the three- and six-month periods ended July 3, 2004 (successor periods).  The accounts as of and for the three- and six-month periods ended June 28, 2003 (predecessor periods) relate to Jostens and its wholly-owned subsidiaries.  Our unaudited condensed consolidated financial statements for the predecessor periods were prepared using the historical basis of accounting for Jostens.  As a result of the 2003 merger transaction as discussed in Note 3, we applied purchase accounting and a new basis of accounting began on July 29, 2003.  Jostens Holdings and JIHC had no operating activities until the acquisition of Jostens.

Certain amounts in our prior period financial statements and notes have been reclassified to conform to the current period presentation.

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted with exercise prices at or above fair value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”.

	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Net loss available to common shareholders
As reported	$32,241	$50,387	$12,343	$38,584
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(152)	(157)	(304)	(313)
Pro forma net loss available to common shareholders	$32, 089	$50,230	$13,039	$38,271

New Accounting Standards

FSP 106-1 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

benefits covered under the sponsor’s postretirement health care plans.  In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 106-1, all amounts are presented without reflecting any potential effects of the Act.   On May 19, 2004, the FASB issued FSP 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act in the first interim period beginning after June 15, 2004.  We do not expect the adoption of the Act to have a material impact on our consolidated financial statements.

2.              Pending Transaction

On July 21, 2004, Jostens Holdings (“JHC”) entered into a contribution agreement (the “Contribution Agreement”) with Fusion Acquisition LLC (“AcquisitionCo”), a newly-formed entity owned by investment funds of Kohlberg Kravis & Roberts Co. L.P. (“KKR”), pursuant to which JHC shall issue common stock of JHC to AcquisitionCo and AcquisitionCo shall contribute to JHC the capital stock of each of (i) Von Hoffmann Holdings Inc. (“Von Hoffmann”), a leading printer of educational textbooks, supplemental materials, book components and direct marketing print services, and (ii) AHC I Acquisition Corp. (“Arcade”), a leading manufacturer of sampling products for the fragrance, cosmetics, consumer products and food and beverage industries.  AcquisitionCo will acquire each of Von Hoffmann and Arcade immediately prior to consummation of the Contribution Agreement pursuant to separate merger agreements entered into between AcquisitionCo and Von Hoffmann and Arcade, respectively.  The transactions are expected to close late in the third quarter or early in the fourth quarter of 2004.

Von Hoffmann and Arcade are each currently controlled by DLJ Merchant Banking Partners II, L.P. and certain of its affiliated funds.  DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB III Funds”) currently beneficially own approximately 82.5% of JHC’s outstanding voting securities.  Upon the closing of the transactions contemplated by the Contribution Agreement, KKR will be issued equity interests representing approximately 45% of the economic interests and 50% of the voting interests of JHC, and the DLJMB III Funds will own equity interests representing approximately 45% of the economic interests and approximately 41% of the voting interests of JHC.  Upon the closing of the Contribution Agreement, the Board of Directors of JHC is expected to consist of nine directors, four of whom will be appointed by KKR, four of whom will be appointed by the DLJMB III Funds and one of whom will be the Chief Executive Officer of JHC, initially Marc Reisch.

In connection with the transactions, Jostens IH Corp., our wholly-owned subsidiary, has received a commitment from Credit Suisse First Boston for new senior secured credit facilities consisting of:  (i) two senior secured term loan facilities in an aggregate principal amount of up to $1,020.0 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of $250.0 million (the “Credit Facilities”) and a $500.0 million increasing rate bridge loan facility (the “Bridge Facility”).  Jostens IH Corp. expects to use a portion of the proceeds from the Credit Facilities and the Bridge Facility (or any offering of notes that may be issued in lieu of the Bridge Facility) to fund certain tender payments due to holders of Jostens’ 12.75% Senior Subordinated Notes due 2010 who elect to tender their notes pursuant to a tender offer and consent solicitation expected to be commenced in August 2004 and to satisfy and discharge the indenture with respect to the notes that are not tendered pursuant to such tender offer.  In connection with the transactions, Von Hoffmann and Arcade are each expected to tender for certain of their own existing indebtedness and redeem such indebtedness not so tendered, or defease or satisfy and discharge the indentures governing such indebtedness.   Concurrently with the consummation of the transactions contemplated by the Contribution Agreement, Jostens intends to repurchase all issued and outstanding shares of its 14% Senior Redeemable Payment-in-Kind Preferred Stock.  JHC’s 10.25% Senior Discount Notes are expected to remain outstanding.

The Credit Facilities will require that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio.  In addition, we will be required to pay certain fees in connection with the Credit Facilities, including letter of credit fees, agency fees and commitment fees on the average daily unused portion of the revolving credit facility.

3.              2003 Merger

On June 17, 2003, we entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by us for the sole purpose of effecting an acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

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

We accounted for the merger using the purchase method of accounting.  The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.  As of July 3, 2004, our preliminary allocation of the purchase price was as follows:

In thousands
Current assets	$165,280
Property and equipment	101,389
Intangible assets	660,399
Goodwill	709,724
Other assets	18,622
Current liabilities	(202,635)
Long-term debt	(594,494)
Redeemable preferred stock	(106,511)
Deferred income taxes	(252,209)
Other liabilities	(28,521)
$471,044

We have estimated the fair value of our assets and liabilities as of the merger date utilizing information available at the time that our condensed consolidated financial statements were prepared.  These estimates are subject to refinement until all pertinent information has been obtained.  During the six months ended July 3, 2004, we recorded purchase price adjustments through goodwill to reduce the fair value of Jostens’ redeemable preferred stock and our property and equipment in the amounts of $20.0 million and $0.6 million, respectively, and established a $2.9 million purchase accounting liability.  The $2.9 million liability is for severance and other personnel costs related to the involuntary termination or relocation of employees associated with management’s plans, as of the merger date, to cease production at our Red Wing, MN manufacturing facility.  Production and customer service of graduation diplomas will be transferred to facilities in Owatonna, MN, Shelbyville, TN and Topeka, KS.  The decision to close the Red Wing facility was based on improving customer service and overall efficiency of Jostens.  On June 22, 2004, we formally communicated the termination of employment to approximately 180 full-time and seasonal plant and administrative employees.  We anticipate that the majority of these exit costs will be paid during 2004.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

4.              Comprehensive Income

Comprehensive income and its components, net of tax, are presented below:

	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Net income	$32,241	$53,707	$12,343	$45,109
Change in cumulative translation adjustment	128	(175)	52	(327)
Change in fair value of foreign currency hedge	92	—	92	—
Change in fair value of interest rate swap agreement	—	601	—	1,189
Comprehensive income	$32,461	$54,133	$12,487	$45,971

5.              Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

			Predecessor
In thousands	July 3, 2004	January 3, 2004	June 28, 2003
Trade receivables	$94,799	$64,993	$100,014
Allowance for doubtful accounts	(2,422)	(2,184)	(2,569)
Allowance for sales returns	(10,214)	(5,791)	(9,585)
Accounts receivable, net	$82,163	$57,018	$87,860

Net inventories were comprised of the following:

			Predecessor
In thousands	July 3, 2004	January 3, 2004	June 28, 2003
Raw material and supplies	$13,687	$11,416	$11,262
Work-in-process	22,935	28,084	22,753
Finished goods	15,034	34,713	13,511
Reserve for obsolescence	(1,963)	(1,690)	(1,998)
Inventories, net	$49,693	$72,523	$45,528

6.              Goodwill and Other Intangible Assets

The increase in goodwill and other intangible assets as of July 3, 2004 compared to the period ended June 28, 2003 was predominantly attributable to the effect of purchase accounting in connection with the July 29, 2003 merger.

The changes in the net carrying amount of goodwill were as follows:

		Predecessor
In thousands	July 3, 2004	June 28, 2003
Balance at beginning of year	$746,025	$14,450
Goodwill acquired during the period	15	4,781
Purchase price adjustments	(17,909)	(3,277)
Currency translation	(30)	141
Balance at end of period	$728,101	$16,095

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of the dates indicated:

	July 3, 2004
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
School relationships	10 years	$330,000	$(30,977)	$299,023
Order backlog	1.5 years	48,700	(36,610)	12,090
Internally developed software	2 to 5 years	12,200	(3,183)	9,017
Patented/unpatented technology	3 years	11,000	(3,433)	7,567
Customer relationships	4 to 8 years	8,666	(1,832)	6,834
Other	3 years	24	(16)	8
		410,590	(76,051)	334,539
Trademarks	Indefinite	255,000	—	255,000
		$665,590	$(76,051)	$589,539

	Predecessor June 28, 2003
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	4 to 5 years	4,146	(601)	3,545
Other	3 years	24	(8)	16
		$4,170	$(609)	$3,561

Amortization expense related to other intangible assets was $43.7 million and $55.1 million for the three and six months ended July 3, 2004 compared to $0.4 million and $0.6 million for the three and six months ended June 28, 2003.

7.              Long-term Debt

Long-term debt consists of the following:

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

			Predecessor
In thousands	July 3, 2004	January 3, 2004	June 28, 2003
Borrowings under senior secured credit facility:
Term Loan, variable rate, 3.86 percent at July 3, 2004 and 3.72 percent at January 3, 2004, with semi-annual principal and interest payments through July 2010	$417,704	$453,705	$—
Term Loan A, variable rate, 3.36 percent at June 28, 2003, paid in full July 2003	—	—	51,359
Term Loan C, variable rate, 3.86 percent at June 28, 2003, paid in full July 2003	—	—	319,694
Senior subordinated notes, 12.75 percent fixed rate, including premium of $20,880 at July 3, 2004 and $22,717 at January 3, 2004, net of discount of $15,679 at June 28, 2003, with semi-annual interest payments of $13.3 million, principal due and payable at maturity - May 2010	224,865	231,702	201,821
Senior discount notes, 10.25 percent fixed rate, net of discount of $88,164 at July 3, 2004 and $95,914 at January 3, 2004, with semi-annual interest accretion of $12.7 million, through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	159,036	151,286	—
Promissory note, 3.71 percent at July 3, 2004, with monthly principal and interest payments through maturity - March 2009	3,942	—	—
	805,547	836,693	572,874
Less current portion	5,150	—	18,411
	$800,397	$836,693	$554,463

During the three months ended July 3, 2004, we voluntarily prepaid $36.0 million on our senior secured credit facility.  In addition, during the first quarter of 2004, we voluntarily redeemed $5.0 million principal amount of Jostens’ senior subordinated notes and recognized a loss of $0.4 million consisting of $0.8 million of premium paid on redemption of the notes and a net $0.4 million credit resulting from the write-off of related unamortized premium, original issuance discount and deferred financing costs.

As of July 3, 2004, there was $9.7 million outstanding in the form of short-term borrowings at our Canadian subsidiary, at a weighted average interest rate of 5.5% and an additional $10.8 million outstanding in the form of letters of credit, leaving $129.6 million available under our revolving credit facility.

The senior secured credit facility and the Jostens senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby default under or acceleration of one debt obligation would, consequently, cause a default or acceleration under the other debt obligation.  As of July 3, 2004, we were in compliance with all covenants.

As of July 3, 2004, January 3, 2004 and June 28, 2003, the fair value of our debt, excluding the senior subordinated notes and the senior discount notes, approximated its carrying value.  The fair value of the aggregate notes as of July 3, 2004, January 3, 2004 and June 28, 2003 was $395.5 million, $394.9 million and $256.7 million, respectively, based on the quoted market price.

8.              Redeemable Preferred Stock

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Net income available to common shareholders
As reported	$32,241	$50,387	$12,343	$38,584
Dividends and accretion on redeemable preferred shares previously reported	—	3,320	—	6,525
Pro forma interest expense	—	(2,927)	—	(5,527)
Pro forma net income available to common shareholders	$32,241	$50,780	$12,343	$39,582

During the first quarter of 2004, we refined our estimate of the fair value of Jostens’ redeemable preferred stock as of the merger date from $130.0 million to $110.0 million.  The aggregate liquidation preference of the redeemable preferred stock as of July 3, 2004, January 3, 2004 and June 28, 2003 was $106.1 million, $99.1 million and $92.5 million, respectively, including accrued dividends.  Jostens has 4,000,000 shares of preferred stock, $.01 par value, authorized.  There were 103,687,  96,793 and 90,358 shares of redeemable preferred stock outstanding as of July 3, 2004, January 3, 2004 and June 28, 2003, respectively.

9.              Derivative Financial Instruments and Hedging Activities

We use forward foreign currency exchange contracts to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  The effective portion of the change in fair value for these contracts, which have been designated as a cash flow hedge, is reported in “accumulated other comprehensive loss” (AOCL) and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the change in fair value of these instruments is immediately recognized in earnings.  The amount of contracts outstanding at July 3, 2004 was $2.7 million.  There were no forward foreign currency exchange contracts outstanding at January 3, 2004 and June 28, 2003.  These contracts will mature over the remainder of the current fiscal year, the period in which all amounts included in AOCL will be reclassified into earnings.

10.       Commitments

We are subject to market risk associated with changes in the price of precious metal.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at July 3, 2004 was $7.3 million with delivery dates occurring throughout 2004.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The fair market value of our open precious metal forward contracts as of July 3, 2004 was $7.3 million and was calculated by valuing each contract at quoted futures prices.

11.       Income Taxes

Consistent with the provisions of APB 28, “Interim Financial Reporting”, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, we provided an income tax provision at a consolidated effective rate of 24% for the six months ended July 3, 2004 compared to 41.6% in the comparable prior year period.  We review our tax rate estimates on a quarterly basis and make revisions as necessary.

Our consolidated effective tax rate is less than the federal statutory rate because we anticipate a consolidated tax loss for the entire year and the rate of tax benefit is negatively impacted by the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens.  Furthermore, the rate of tax benefit recorded for purchase accounting adjustments is based on the change in deferred tax liability balances attributable to net taxable temporary differences recorded in connection with the purchase price allocation of the prior year merger transaction.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

12.       Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans for the three and six months ended July 3, 2004 and June 28, 2003 consists of the following:

	Pension benefits
	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Service cost	$1,618	$1,454	$3,236	$2,908
Interest cost	3,068	3,053	6,136	6,106
Expected return on plan assets	(4,497)	(5,092)	(8,994)	(10,184)
Amortization of prior year service cost	—	465	—	929
Amortization of transition amount	—	(139)	—	(277)
Amortization of net actuarial loss	—	132	—	264
Net periodic benefit expense (income)	$189	$(127)	$378	$(254)

	Postretirement benefits
	Three months ended		Six months ended
In thousands	July 3, 2004	Predecessor June 28, 2003	July 3, 2004	Predecessor June 28, 2003
Service cost	$10	$19	$20	$39
Interest cost	93	117	186	233
Amortization of prior year service cost	—	(5)	—	(10)
Amortization of net actuarial loss	—	70	—	140
Net periodic benefit expense	$103	$201	$206	$402

13.       Discontinued Operations

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

In thousands	Initial charge	Prior accrual	Net adjustments	Utilization		Balance July 3, 2004
				Prior	2004
Employee separation benefits and other related costs	$6,164	$—	$(442)	$(5,265)	$(66)	$391
Phase-out costs of exiting the Recognition business	4,255	—	(1,203)	(2,670)	20	402
Salesperson transition benefits	2,855	1,236	(191)	(1,707)	(219)	1,974
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—
	$16,292	$2,670	$(2,064)	$(13,866)	$(265)	$2,767

Our obligation for separation benefits continues through 2004 over the benefit period as specified under our severance plan, and transition benefits will continue to be paid through the period of our contractual obligation.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the results of operations for Jostens, Inc. for the three- and six-month periods ended June 28, 2003 and the combined results of operations for Jostens, Inc. and Jostens Holding Corp. for the three- and six-month periods ended July 3, 2004.  Jostens Holding Corp. is a holding company and has no significant business operations.

GENERAL

Jostens Holding Corp. and its subsidiaries (“we,” “our,” “us,” “Jostens Holdings” or “the Company”) is a leading provider of school-related affinity products and services in three major product categories:  yearbooks, class rings and graduation products, which includes diplomas, graduation regalia such as caps and gowns, accessories and fine paper announcements.  We also are a leading provider of school photography products and services in Canada and have a small but growing presence in the United States.

On June 17, 2003, we entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by us for the sole purpose of effecting an acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of Jostens Holdings, which we refer to as the merger.

Jostens Holdings was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million.  Jostens Holdings, in turn, capitalized JIHC, its wholly-owned subsidiary, through the purchase of common stock for $317.9 million.  JIHC used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens, in turn, used the proceeds from the capital contribution along with incremental borrowings under its senior secured credit facility to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.

We accounted for the merger using the purchase method of accounting.  The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.  As a result of the merger, the periods ended June 28, 2003 are predecessor periods and the periods ended July 3, 2004 are successor periods.

RESULTS OF OPERATIONS

Our unaudited condensed consolidated financial statements for the three- and six-month predecessor periods ended June 28, 2003, were prepared using the historical basis of accounting for Jostens, Inc.  Although a new basis of accounting began on July 29, 2003, we have adjusted our operating results for the three- and six-month successor periods ended July 3, 2004 to exclude the impact of purchase accounting. The adjusted operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations.  We present this information because we use it to monitor and evaluate our ongoing operating results and trends, and believe it provides investors an understanding of our operating performance over comparative periods.  Except where otherwise indicated, our discussion below is based on the adjusted operating results for the post-merger periods.

Three Months Ended July 3, 2004 Compared to the Three Months Ended June 28, 2003

The following table sets forth selected information from our condensed consolidated statements of operations expressed as a percentage of net sales.  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

Dollars in thousands	Three Months Ended July 3, 2004	Adjusted Three Months Ended July 3, 2004		Predecessor Three Months Ended June 28, 2003	$ Change	% Change
Net sales	$376,186	$376,186		$374,936	$1,250	0.3%
% of net sales	100.0%	100.0%		100.0%

Cost of products sold	196,867	161,558	(1)	161,005	553	0.3%
% of net sales	52.3%	42.9%		42.9%

Gross profit	179,319	214,628		213,931	697	0.3%
% of net sales	47.7%	57.1%		57.1%

Selling and administrative expenses	116,501	106,131	(2)	108,589	(2,458)	(2.3%	)
% of net sales	31.0%	28.2%		29.0%

Operating income	62,818	108,497		105,342	3,155	3.0%
% of net sales	16.7%	28.8%		28.1%

Net interest expense	20,396	21,517	(3)	13,535	7,982	59.0%	%
% of net sales	5.4%	5.7%		3.6%

Income before income taxes	42,422	86,980		91,807	(4,827)	(5.3%	)
% of net sales	11.3%	23.1%		24.5%

Provision for income taxes	10,181	27,830	(4)	38,100	(10,270)	(27.0%	)
% of net sales	2.7%	7.4%		10.2%

Net income	$32,241	$59,150		$53,707	$5,443	10.1%
% of net sales	8.6%	15.7%		14.3%

(1)          Adjusted to reverse $33.3 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog and $2.0 million of depreciation expense for excess purchase price allocated to property and equipment.

(2)          Adjusted to reverse $10.0 million of amortization expense for excess purchase price allocated to various intangible assets and $0.4 million of depreciation expense for excess purchase price allocated to property and equipment.

(3)          Adjusted to reverse $1.1 million of amortization for excess purchase price allocated to premiums on the senior subordinated notes and redeemable preferred stock.

(4)          Adjusted to reflect reversal of $17.6 million of income tax benefit from the adjusted items above.

Net Sales

Net sales increased $1.3 million, or 0.3%, to $376.2 million for the three months ended July 3, 2004 from $374.9 million for the same period last year.  The results were favorably impacted by modest price increases and improved jewelry metal mix back to historical levels.  The results were unfavorably impacted by lower overall sales volume, which was driven primarily by the timing of deliveries between the first and second quarters compared to last year.  Specific factors contributing to the volume fluctuation included:

•                  increased orders for yearbooks associated with modest net account growth and our acquisition of a yearbook business in the latter part of fiscal 2003;

•                  increased jewelry orders for professional championship rings and an emerging specialty market;

•                  increased orders for graduation regalia products attributable to net account growth, an increase in sales of accessory items and an increase in collegiate regalia units per school;

•                  an increase in the number of color pages per yearbook;

•                  decreased sales volume due to a shift in deliveries from the second quarter to the first quarter in 2004 for graduation products, thus reflecting more characteristic delivery patterns; and

•                  lower same school buy rates for high school class rings.

Gross Profit

Gross profit increased $0.7 million, or 0.3%, to $214.6 million for the three months ended July 3, 2004 from $213.9 million for the same prior year period.  As a percentage of net sales, gross profit margin of 57.1% was consistent with the same period last year.

Gross profit in 2004 was mainly impacted by the sales fluctuations discussed above.  Gross profit was also impacted by higher costs for precious raw materials compared to last year as well as slight shifts in product mix.  This was partially offset by the effect of prior year non-recurring costs associated with the difficulties we encountered in connection with the ERP system implementation.  Our efforts to resolve those difficulties and to continue to provide timely delivery of our products required us to incur additional production costs, as well as certain selling and administrative expenses in the prior year.  Although these efforts minimized the impact to our customers, the associated costs negatively affected our margins in 2003.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.5 million, or 2.3%, to $106.1 million for the three months ended July 3, 2004 from $108.6 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 0.8 percentage points to 28.2% for the current three-month period from 29.0% for the same period last year.

The $2.5 million decrease was due to the impact of prior year non-recurring costs associated with the difficulties encountered with the ERP system implementation, lower commission expense associated with product mix within the quarter and lower information systems expense due to the timing of costs associated with maintenance contracts as well as the elimination of depreciation expense related to fully amortized software.  The decrease was partially offset by increased spending on marketing activities.

Operating Income

Operating income increased $3.2 million to $108.5 million for the three months ended July 3, 2004 from $105.3 million for the same prior year period driven by slightly higher net sales and reduced selling and administrative expenses.

Net Interest Expense

Net interest expense increased $8.0 million, or 59.0%, to $21.5 million for the three months ended July 3, 2004 as compared to $13.5 million for the same prior year period.  The increase was primarily due to $3.9 million of additional interest expense on our 10.25% senior discount notes and reclassification of $3.5 million of dividends on Jostens’ redeemable preferred stock in connection with the prior year change in accounting principle.

Provision for Income Taxes

The effective rate of tax presented for results of operations for the 2004 three-month period is a component of our consolidated effective rate for the entire year.  Applying a 24% estimated annual effective rate to our consolidated results of operations for the 2004 three-month period produces a lower income tax expense, as adjusted to exclude the impact of purchase accounting, that is not intended to be comparable with income tax expense recorded in the same prior year period.

We anticipate that the comparable tax rate for the entire fiscal year, excluding the impact of purchase accounting, will be between 48% and 53%.  This rate is more than the federal statutory tax rate primarily due to the effect of nondeductible interest expense associated with our redeemable preferred stock and the effect of state income taxes.

Net Income

As a result of the aforementioned items, net income increased $5.4 million, or 10.1%, to $59.1 million for the three months ended July 3, 2004 from $53.7 million for the same prior year period.

Six Months Ended July 3, 2004 Compared to the Six Months Ended June 28, 2003

The following table sets forth selected information from our condensed consolidated statements of operations expressed as a percentage of net sales.  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

Dollars in thousands	Six Months Ended July 3, 2004	Adjusted Six Months Ended July 3, 2004		Predecessor Six Months Ended June 28, 2003	$ Change	% Change
Net sales	$519,271	$519,271		$496,460	$22,811	4.6%
% of net sales	100.0%	100.0%		100.0%

Cost of products sold	257,647	219,369	(1)	211,750	7,619	3.6%
% of net sales	49.6%	42.2%		42.7%

Gross profit	261,624	299,902		284,710	15,192	5.3%
% of net sales	50.4%	57.8%		57.3%

Selling and administrative expenses	204,804	184,066	(2)	180,047	4,019	2.2%
% of net sales	39.4%	35.4%		36.3%

Operating income	56,820	115,836		104,663	11,173	10.7%
% of net sales	10.9%	22.3%		21.1%

Loss on redemption of debt	420	1,276	(3)	—	1,276	NM
% of net sales	0.1%	0.2%		0.0%

Net interest expense	40,159	42,137	(4)	27,475	14,662	53.4%
% of net sales	7.7%	8.1%		5.5%

Income before income taxes	16,241	72,423		77,188	(4,765)	(6.2%	)
% of net sales	3.1%	13.9%		15.5%

Provision for income taxes	3,898	26,075	(5)	32,079	(6,004)	(18.7%	)
% of net sales	0.8%	5.0%		6.5%

Net income	$12,343	$46,348		$45,109	$1,239	2.7%
% of net sales	2.4%	8.9%		9.1%

NM = percentage not meaningful

(1)          Adjusted to reverse $34.4 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog and $3.9 million of depreciation expense for excess purchase price allocated to property and equipment.

(2)          Adjusted to reverse $20.0 million of amortization expense for excess purchase price allocated to various intangible assets and $0.7 million of depreciation expense for excess purchase price allocated to property and equipment.

(3)          In connection with the partial redemption of the senior subordinated notes, adjusted to reverse $0.9 million of accelerated amortization for excess purchase price allocated to a premium on the notes

(4)          Adjusted to reverse $2.0 million of amortization for excess purchase price allocated to premiums on the senior subordinated notes and redeemable preferred stock.

(5)          Adjusted to reflect reversal of $22.2 million of income tax benefit from the adjusted items above.

Net Sales

Net sales increased $22.8 million, or 4.6%, to $519.3 million for the six months ended July 3, 2004 from $496.5 million for the same period last year.  The results were attributable to higher overall volume, modest price increases and improved jewelry metal mix back to historical levels.  Specific factors contributing to the increase in volume included:

•                  increased orders for yearbooks associated with modest net account growth and our acquisition of a yearbook business in the latter part of fiscal 2003;

•                  increased orders for graduation regalia products attributable to net account growth, an increase in sales of accessory items and an increase in collegiate regalia units per school;

•                  a slight shift in customer demand for Spring rather than Fall deliveries of yearbooks;

•                  an increase in the number of color pages per yearbook; and

•                  increased jewelry orders for professional championship rings and an emerging specialty market.

These increases were partially offset by lower commercial printing volume and lower same school buy rates for high school class rings.

Gross Profit

Gross profit increased $15.2 million, or 5.3%, to $299.9 million for the six months ended July 3, 2004 from $284.7 million for the same prior year period.  As a percentage of net sales, gross profit margin increased 0.5 percentage points to 57.8% for the current six-month period from 57.3% for the same period last year.

The increase in gross profit was attributable to the sales fluctuations discussed above as well as the impact of prior year non-recurring costs associated with the difficulties encountered with the ERP system implementation.  Our gross profit in the current period was negatively impacted by higher costs for precious raw materials compared to last year.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.0 million, or 2.2%, to $184.0 million for the six months ended July 3, 2004 from $180.0 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 0.9 percentage points to 35.4% for the current six-month period from 36.3% for the same period last year.

The $4.0 million increase was primarily due to higher commission expense as a result of increased sales, additional investment in customer service and increased spending on marketing activities.

These increases were partially offset by the following:

•                  the impact of prior year non-recurring costs associated with the difficulties encountered with the ERP system implementation;

•                  the impact of prior year non-recurring costs for severance, a legal settlement and acquisition related items; and

•                  lower information systems expense due to the timing of costs associated with maintenance contracts and the elimination of depreciation expense related to fully amortized software.

Operating Income

Operating income increased $11.2 million to $115.8 million for the six months ended July 3, 2004 from $104.7 million for the same prior year period driven by higher net sales, improved gross profit margin and improved cost control.

Loss on Redemption of Debt

During the six months ended July 3, 2004, we voluntarily redeemed $5.0 million principal amount of Jostens’ senior subordinated notes and recognized a loss of $0.4 million, including the impact of purchase accounting, consisting of $0.8 million of premium paid on redemption of the notes and a net $0.4 million credit resulting from the write-off of related unamortized premium, original issuance discount and deferred financing costs.

Net Interest Expense

Net interest expense increased $14.7 million, or 53.4%, to $42.1 million for the six months ended July 3, 2004 as compared to $27.5 million for the same prior year period.  The increase was primarily due to $7.7 million of additional interest expense on our 10.25% senior discount notes and reclassification of $7.2 million of dividends on Jostens’ redeemable preferred stock in connection with the prior year change in accounting principle.

Provision for Income Taxes

The effective rate of tax presented for results of operations for the current six-month period is a component of our consolidated effective rate for the entire year.  Applying a 24% estimated annual effective rate to our consolidated results of operations for the 2004 six-month period produces a lower income tax expense, as adjusted to exclude the impact of purchase accounting, that is not intended to be comparable with income tax expense recorded in the same prior year period.

We anticipate that the comparable tax rate for the entire fiscal year, excluding the impact of purchase accounting, will be between 48% and 53%.  This rate is more than the federal statutory tax rate primarily due to the effect of nondeductible interest expense associated with our redeemable preferred stock and the effect of state income taxes.

Net Income

As a result of the aforementioned items, net income increased $1.2 million, or 2.7%, to $46.3 million for the six months ended July 3, 2004 from $45.1 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended July 3, 2004 was $33.1 million compared to $32.2 million for the same prior year period.  The cash provided by operating activities and the proceeds from borrowings funded $11.6 million in capital expenditures.  Also during the six months ended July 3, 2004, we voluntarily prepaid $36.0 million on our senior secured credit facility and redeemed $5.0 million principal amount of the Jostens senior subordinated notes for total consideration paid of $5.8 million.

Our principal sources of liquidity are cash flows from operating activities and borrowings under our senior secured credit facility, which included $129.6 million available under our revolving credit facility as of July 3, 2004.  We use our cash primarily for debt service obligations, capital expenditures and to fund working capital requirements.  We believe that cash generated from operations and available cash, together with available borrowings under the senior secured credit facility, will be adequate to meet our anticipated requirements for working capital, planned capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months.

The senior secured credit facility and the Jostens senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby default under or acceleration of one debt obligation would, consequently, cause a default or acceleration under the other debt obligation.  As of July 3, 2004, we were in compliance with all covenants.

OTHER MATTERS

Facility Closure

On June 22, 2004, we announced our decision to close our graduation diploma customer service and production operations at our Red Wing, MN manufacturing facility, and to relocate these operations to facilities in Owatonna, MN, Shelbyville, TN and Topeka, KS.  During the three months ended July 3, 2004, we established a $2.9 million purchase accounting liability for severance and other personnel costs related to the involuntary termination or relocation of employees associated with these plans.  The decision to close the Red Wing facility was based on improving customer service and overall efficiency of Jostens.  On June 22, 2004, we formally communicated the termination of employment to approximately 180 full-time and seasonal plant and administrative employees.  We anticipate that the majority of these exit costs will be paid during 2004.

In addition to the exit costs, during the remainder of 2004, we expect to incur $1.3 million of capital expenditures related to moving these operations as well as approximately $2.2 million of period costs to transfer equipment, develop information systems and train employees.

Pending Transaction

On July 21, 2004, Jostens Holdings (“JHC”) entered into a contribution agreement (the “Contribution Agreement”) with Fusion Acquisition LLC (“AcquisitionCo”), a newly-formed entity owned by investment funds of Kohlberg Kravis & Roberts Co. L.P. (“KKR”), pursuant to which JHC shall issue common stock of JHC to AcquisitionCo and AcquisitionCo shall contribute to JHC the capital stock of each of (i) Von Hoffmann Holdings Inc. (“Von Hoffmann”), a leading printer of educational textbooks, supplemental materials, book components and direct marketing print services, and (ii) AHC I Acquisition Corp. (“Arcade”), a leading manufacturer of sampling products for the fragrance, cosmetics, consumer products and food and beverage industries.  AcquisitionCo will acquire each of Von Hoffmann and Arcade immediately prior to consummation of the Contribution Agreement pursuant to separate merger agreements entered into between AcquisitionCo and Von Hoffmann and Arcade, respectively.  The transactions are expected to close late in the third quarter or early in the fourth quarter of 2004.

Von Hoffmann and Arcade are each currently controlled by DLJ Merchant Banking Partners II, L.P. and certain of its affiliated funds.  DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB III Funds”) currently beneficially own approximately 82.5% of JHC’s outstanding voting securities.  Upon the closing of the transactions contemplated by the Contribution Agreement, KKR will be issued equity interests representing approximately 45% of the economic interests and 50% of the voting interests of JHC, and the DLJMB III Funds will own equity interests representing approximately 45% of the economic interests and approximately 41% of the voting interests of JHC.  Upon the closing of the Contribution Agreement, the Board of Directors of JHC is expected to consist of nine directors, four of whom will be appointed by KKR, four of whom will be appointed by the DLJMB III Funds and one of whom will be the Chief Executive Officer of JHC, initially Marc Reisch.

In connection with the transactions, Jostens IH Corp., our wholly-owned subsidiary, has received a commitment from Credit Suisse First Boston for new senior secured credit facilities consisting of:  (i) two senior secured term loan facilities in an aggregate principal amount of up to $1,020.0 million and (ii) a senior secured revolving credit facility in an aggregate principal amount of $250.0 million (the “Credit Facilities”) and a $500.0 million increasing rate bridge loan facility (the “Bridge Facility”).  Jostens IH Corp. expects to use a portion of the proceeds from the Credit Facilities and the Bridge Facility (or any offering of notes that may be issued in lieu of the Bridge Facility) to fund certain tender payments due to holders of Jostens’ 12.75% Senior Subordinated Notes due 2010 who elect to tender their notes pursuant to a tender offer and consent solicitation expected to be commenced in August 2004 and to satisfy and discharge the indenture with respect to the notes that are not tendered pursuant to such tender offer.  In connection with the transactions, Von Hoffmann and Arcade are each expected to tender for certain of their own existing indebtedness and redeem such indebtedness not so tendered, or defease or satisfy and discharge the indentures governing such indebtedness.   Concurrently with the consummation of the transactions contemplated by the Contribution Agreement, Jostens intends to repurchase all issued and outstanding shares of its 14% Senior Redeemable Payment-in-Kind Preferred Stock.  JHC’s 10.25% Senior Discount Notes are expected to remain outstanding.

The Credit Facilities will require that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio.  In addition, we will be required to pay certain fees in connection with the Credit Facilities, including letter of credit fees, agency fees and commitment fees on the average daily unused portion of the revolving credit facility.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes.  For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate.  Those components are re-evaluated each interim period and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Form 10-K for the fiscal year ended January 3, 2004 (“2003 Form 10-K”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements.”  Forward-looking statements are based on our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  We base these forward-looking statements on assumptions that we believe are reasonable; however, these assumptions may prove incorrect or be affected by known or unknown risks or uncertainties.  As a result, actual results may vary materially from those set forth in our forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.

These risks and uncertainties that would cause our actual results to differ include, but are not limited to the following: our ability to satisfy our debt obligations, including related covenants; the seasonality of our sales and operating income; our relationship with our independent sales representatives and employees; the fluctuating prices of raw materials, primarily gold; our dependence on a key supplier for our precious, semiprecious and synthetic stones; our dependence on numerous complex information systems for operational and financial information; fashion, consumer preferences and demographic trends; the competitive environment; general economic conditions; litigation cases, if decided against us, that could adversely affect our financial results; and environmental regulations that could impose substantial costs upon us adversely affecting our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended July 3, 2004.  For additional information, refer to Item 7A of our 2003 Form 10-K.

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

There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that have materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

2.1                                 Contribution Agreement dated as of July 21, 2004 between Jostens Holding Corp. and Fusion Acquisition LLC

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                  Reports on Form 8-K during the quarter ended July 3, 2004

A Form 8-K was filed on June 23, 2004, announcing our decision to move our graduation diploma customer service and production operations and close our Red Wing, MN manufacturing facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS HOLDING CORP.

Date: August 16, 2004	/s/ Michael L. Bailey
Michael L. Bailey
Chief Executive Officer

Date: August 16, 2004	/s/ David A. Tayeh
David A. Tayeh
Sr. Vice President
and Chief Financial Officer