Form 10-Q
period 2004-10-02
JOSTENS HOLDING CORP
filed 2004-11-16
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-112055

JOSTENS HOLDING CORP.

(Exact name of Registrant as specified in its charter)

Delaware	90-0207875
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5501 American Boulevard West Minneapolis, Minnesota	55437
(Address of principal executive offices)	(Zip code)

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

As of November 15, 2004, the Registrant had outstanding 5,940,523 shares of Class A Common Stock, $.01 par value per share, and one share of Class C Common Stock, $.01 par value per share.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

Index to Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended October 2, 2004, the period from July 30, 2003 to September 27, 2003 and the period from June 29, 2003 to July 29, 2003 and for the nine months ended October 2, 2004, the period from July 30, 2003 to September 27, 2003 and the period from December 29, 2002 to July 29, 2003

Condensed Consolidated Balance Sheets as of October 2, 2004, January 3, 2004 and September 27, 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2004, the period from July 30, 2003 to September 27, 2003 and the period from December 29, 2002 to July 29, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the periods			For the periods
	Successor		Predecessor	Successor		Predecessor
In thousands	Three months ended October 2, 2004	July 30, 2003 - September 27, 2003	June 29, 2003 - July 29, 2003	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Net sales	$105,296	$86,163	$7,598	$624,567	$86,163	$504,058
Cost of products sold	66,357	73,492	6,844	324,004	73,492	218,594
Gross profit	38,939	12,671	754	300,563	12,671	285,464
Selling and administrative expenses	67,442	46,797	16,383	272,246	46,797	196,430
Special charges	3,962	—	—	3,962	—	—
Transaction costs	—	—	30,960	—	—	30,960
Operating (loss) income	(32,465)	(34,126)	(46,589)	24,355	(34,126)	58,074
Loss on redemption of debt	—	99	13,878	420	99	13,878
Net interest expense	20,398	11,135	4,971	60,557	11,135	32,446
(Loss) income before income taxes	(52,863)	(45,360)	(65,438)	(36,622)	(45,360)	11,750
(Benefit from) provision for income taxes	(12,687)	(15,421)	(23,384)	(8,789)	(15,421)	8,695
(Loss) income from operations	(40,176)	(29,939)	(42,054)	(27,833)	(29,939)	3,055
Cumulative effect of accounting change, net of tax	—	—	4,585	—	—	4,585
Net (loss) income	(40,176)	(29,939)	(37,469)	(27,833)	(29,939)	7,640
Dividends and accretion on redeemable preferred stock	—	—	—	—	—	(6,525)
Net (loss) income available to common shareholders	$(40,176)	$(29,939)	$(37,469)	$(27,833)	$(29,939)	$1,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor
In thousands, except share amounts	October 2, 2004	January 3, 2004	September 27, 2003
ASSETS
Cash and cash equivalents	$8,891	$24,752	$11,639
Accounts receivable, net	49,623	57,018	48,863
Inventories, net	63,968	72,523	70,320
Salespersons overdrafts, net of allowance of $10,579, $10,953 and $9,422	37,205	30,062	33,640
Prepaid expenses and other current assets	5,850	10,446	4,256
Deferred income taxes	12,434	—	—
Total current assets	177,971	194,801	168,718

Property and equipment	136,585	119,506	112,751
Less accumulated depreciation	(35,285)	(13,913)	(4,310)
Property and equipment, net	101,300	105,593	108,441
Goodwill	728,178	746,025	690,197
Intangibles, net	570,891	644,654	655,269
Other assets	35,629	40,340	37,648
	$1,613,969	$1,731,413	$1,660,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Book overdrafts	$3,912	$—	$5,252
Short-term borrowings	77,068	13,013	77,112
Accounts payable	13,009	17,483	13,168
Commissions payable	7,023	16,736	6,459
Customer deposits	43,699	149,809	44,424
Income taxes payable	28,874	8,833	11,802
Interest payable	11,326	4,910	15,059
Current portion of long-term debt	150	—	11,968
Deferred income taxes	—	4,283	8,841
Other accrued liabilities	45,643	45,289	38,676
Total current liabilities	230,704	260,356	232,761

Long-term debt - less current maturities	803,715	836,693	704,184
Redeemable preferred securities (liquidation preference: $109,820, $99,052 and $95,702)	126,061	135,272	173,152
Deferred income taxes	214,077	231,416	233,316
Other noncurrent liabilities	22,861	23,359	23,929
Total liabilities	1,397,418	1,487,096	1,367,342

Commitments and contingencies

Common stock
Class A $.01 par value; authorized: 700,000 shares; issued and outstanding: 504,584 shares	5	5	5
Class B $.01 par value; non-voting; authorized: 4,050,000 shares; issued and outstanding: 2,724,759 shares	27	27	27
Additional paid-in-capital	281,316	281,316	322,902
Accumulated deficit	(64,873)	(37,040)	(29,939)
Accumulated other comprehensive income (loss)	76	9	(64)
Total shareholders’ equity	216,551	244,317	292,931
	$1,613,969	$1,731,413	$1,660,273

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the periods
	Successor		Predecessor
In thousands	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Net (loss) income	$(27,833)	$(29,939)	$7,640
Adjustments to reconcile net income to net cash used for operating activities
Depreciation	21,436	3,862	12,649
Amortization included in interest expense	14,518	(450)	2,900
Other amortization	74,399	9,227	1,939
Accrued interest on redeemable preferred stock	10,789	2,182	1,054
Deferred income taxes	(32,687)	(14,632)	(1,500)
Other noncash reconciling items	505	117	12,058
Changes in assets and liabilities	(83,571)	(19,350)	(43,533)
Net cash used for operating activities	(22,444)	(48,983)	(6,793)
Acquisitions of businesses, net of cash acquired	—	(423,440)	(5,008)
Purchases of property and equipment	(17,747)	(9,523)	(6,129)
Other investing activities, net	29	—	(738)
Net cash used for investing activities	(17,718)	(432,963)	(11,875)
Net short-term borrowings	63,470	65,195	1,500
Net increase in book overdrafts	3,912	5,252	—
Principal payments on long-term debt	(41,116)	—	(379,270)
Redemption of senior subordinated notes payable	(5,800)	(3,550)	—
Proceeds from issuance of long-term debt	4,000	3,705	475,000
Repurchases of common stock and warrants	—	—	(471,044)
Proceeds from issuance of common shares	—	322,934	417,934
Proceeds from issuance of preferred shares	—	100,000	—
Debt financing costs	(175)	—	(20,212)
Merger costs	—	—	(12,608)
Other financing activities, net	—	—	1,625
Net cash provided by financing activities	24,291	493,536	12,925
Effect of exchange rate changes on cash and cash equivalents	10	49	236
(Decrease) increase in cash and cash equivalents	(15,861)	11,639	(5,507)
Cash and cash equivalents, beginning of period	24,752	—	10,938
Cash and cash equivalents, end of period	$8,891	$11,639	$5,431

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

The accompanying unaudited condensed consolidated financial statements, after the elimination of intercompany accounts and transactions, include the accounts of Jostens Holding Corp. (“JHC”) and our wholly-owned subsidiary, Jostens IH Corp. (“JIHC”), and its wholly-owned subsidiary, Jostens, Inc. (“Jostens”), as of and for the three- and nine-month periods ended October 2, 2004 and the period from July 30, 2003 to September 27, 2003 (successor periods).  The accounts for the periods from June 29, 2003 to July 29, 2003 and from December 29, 2002 to July 29, 2003 (predecessor periods) relate to Jostens and its wholly-owned subsidiaries.  Our unaudited condensed consolidated financial statements for the predecessor periods were prepared using the historical basis of accounting for Jostens.  As a result of the 2003 merger transaction as discussed in Note 2, we applied purchase accounting, and a new basis of accounting began on July 29, 2003.  Accordingly, the results of operations for periods prior to the merger may not be comparable to periods after the merger.  JHC and JIHC had no operating activities until the acquisition of Jostens.

Certain amounts in our prior period financial statements and notes have been reclassified to conform to the current period presentation.

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted with exercise prices at or above fair value of the underlying stock on the date of grant.  The following table illustrates the effect on net (loss) income if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation”.

	For the periods
	Successor		Predecessor
In thousands	Three months ended October 2, 2004	July 30, 2003 - September 27, 2003	June 29, 2003 - July 29, 2003
Net loss available to common shareholders
As reported	$(40,176)	$(29,939)	$(37,469)
Add stock-based employee compensation expense included in reported net loss available to common shareholders, net of tax effects	—	—	7,608
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(152)	—	(1,872)
Pro forma net loss available to common shareholders	$(40,328)	$(29,939)	$(31,733)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

	For the periods
	Successor		Predecessor
In thousands	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Net (loss) income available to common shareholders
As reported	$(27,833)	$(29,939)	$1,115
Add stock-based employee compensation expense included in reported net income available to common shareholders, net of tax effects	—	—	7,608
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(456)	—	(2,185)
Pro forma net (loss) income available to common shareholders	$(28,289)	$(29,939)	$6,538

New Accounting Standards

FSP 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) 106-2, which was effective as of the first quarter beginning after June 15, 2004.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree heath care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Act) to Medicare Part D.  The adoption of FSP 106-2 has not had a material effect on our financial condition or results of operations.

2.              2003 Merger

On June 17, 2003, we entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by us for the sole purpose of effecting an acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of JHC, which we refer to as the 2003 merger.

JHC was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million.  JHC, in turn, established a wholly-owned subsidiary, JIHC, and capitalized it through the purchase of common stock for $317.9 million.  JIHC used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens, in turn, used the proceeds from the capital contribution along with incremental borrowings under its senior secured credit facility to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.

We accounted for the 2003 merger as a purchase in accordance with the provisions of SFAS 141, “Business Combinations”.  The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

Our allocation of the purchase price was as follows:

In thousands
Current assets	$165,280
Property and equipment	101,389
Intangible assets	660,399
Goodwill	709,724
Other assets	18,622
Current liabilities	(202,635)
Long-term debt	(594,494)
Redeemable preferred stock	(106,511)
Deferred income taxes	(252,209)
Other liabilities	(28,521)
$471,044

3.              Comprehensive (Loss) Income

Comprehensive (loss) income and its components, net of tax, are presented below:

	For the periods
	Successor		Predecessor
	Three months ended	July 30, 2003 -	June 29, 2003 -
In thousands	October 2, 2004	September 27, 2003	July 29, 2003
Net loss	$(40,176)	$(29,939)	$(37,469)
Change in cumulative translation adjustment	(80)	(64)	(103)
Change in fair value of foreign currency hedge	3	—	—
Change in fair value of interest rate swap agreement	—	—	692
Comprehensive loss	$(40,253)	$(30,003)	$(36,880)

	For the periods
	Successor		Predecessor
	Nine months ended	July 30, 2003 -	December 29, 2002 -
In thousands	October 2, 2004	September 27, 2003	July 29, 2003
Net (loss) income	$(27,833)	$(29,939)	$7,640
Change in cumulative translation adjustment	(28)	(64)	(278)
Change in fair value of foreign currency hedge	95	—	—
Change in fair value of interest rate swap agreement	—	—	1,293
Comprehensive (loss) income	$(27,766)	$(30,003)	$8,655

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

4.              Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

	Successor
In thousands	October 2, 2004	January 3, 2004	September 27, 2003
Trade receivables	$56,943	$64,993	$55,673
Allowance for doubtful accounts	(2,432)	(2,184)	(3,023)
Allowance for sales returns	(4,888)	(5,791)	(3,787)
Accounts receivable, net	$49,623	$57,018	$48,863

Net inventories were comprised of the following:

	Successor
In thousands	October 2, 2004	January 3, 2004	September 27, 2003
Raw material and supplies	$15,364	$11,416	$15,026
Work-in-process	17,362	28,084	22,734
Finished goods	33,229	34,713	34,716
Reserve for obsolescence	(1,987)	(1,690)	(2,156)
Inventories, net	$63,968	$72,523	$70,320

5.              Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill were as follows:

	For the periods
	Successor		Predecessor
In thousands	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Balance at beginning of period	$746,025	$679,231	$14,450
Goodwill acquired during the period	32	10,937	667,945
Purchase price adjustments	(17,909)	—	(3,277)
Currency translation	30	29	113
Balance at end of period	$728,178	$690,197	$679,231

During the nine months ended October 2, 2004, we recorded purchase price adjustments through goodwill to reduce the fair value of our redeemable preferred stock and our property and equipment in the amounts of $20.0 million and $0.6 million, respectively, and established a $2.9 million purchase accounting liability, as well as its deferred tax impact, related to the closure of our manufacturing facility located in Red Wing, Minnesota.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of the dates indicated:

	Successor
	October 2, 2004
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
School relationships	10 years	$330,000	$(39,195)	$290,805
Order backlog	1.5 years	48,700	(44,910)	3,790
Internally developed software	2 to 5 years	12,200	(4,051)	8,149
Patented/unpatented technology	3 years	11,000	(4,344)	6,656
Customer relationships	4 to 8 years	8,666	(2,181)	6,485
Other	3 years	24	(18)	6
		410,590	(94,699)	315,891
Trademarks	Indefinite	255,000	—	255,000
		$665,590	$(94,699)	$570,891

	Successor
	September 27, 2003
In thousands	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
School relationships	10 years	$330,000	$(5,712)	$324,288
Order backlog	1.5 years	52,500	(2,010)	50,490
Internally developed software	2 to 5 years	12,200	(449)	11,751
Patented/unpatented technology	3 years	11,000	(635)	10,365
Customer relationships	4 to 8 years	4,146	(785)	3,361
Other	3 years	24	(10)	14
		409,870	(9,601)	400,269
Trademarks	Indefinite	255,000	—	255,000
		$664,870	$(9,601)	$655,269

Amortization expense related to other intangible assets was $18.6 million and $73.8 million for the three and nine months ended October 2, 2004.  Amortization expense was $8.9 million for the successor period from July 30, 2003 to September 27, 2003 and $0.6 million for the predecessor period from December 29, 2002 to July 29, 2003.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

6.              Long-Term Debt

Long-term debt consists of the following:

	Successor
In thousands	October 2, 2004	January 3, 2004	September 27, 2003
Borrowings under senior secured credit facility:
Term Loan, variable rate, 6.25 percent at October 2, 2004, 3.72 percent at January 3, 2004 and 3.61 percent at September 27, 2003, with semi-annual principal and interest payments through July 2010	$412,705	$453,705	$478,705
Senior subordinated notes, 12.75 percent fixed rate, including premium of $20,217 at October 2, 2004, $22,717 at January 3, 2004 and $23,462 at September 27, 2003, with semi-annual interest payments of $13.3 million, principal due and payable at maturity - May 2010	224,202	231,702	237,447
Senior discount notes, 10.25 percent fixed rate, net of discount of $84,126 at October 2, 2004 and $95,914 at January 3, 2004, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	163,074	151,286	—
Promissory note, 4.19 percent at October 2, 2004, with monthly principal and interest payments through maturity - March 2009	3,884	—	—
	803,865	836,693	716,152
Less current portion	150	—	11,968
	$803,715	$836,693	$704,184

As of October 2, 2004, there was $77.1 million outstanding in the form of short-term borrowings, including $15.2 million at our Canadian subsidiary, at a weighted average interest rate of 6.1% and an additional $10.8 million outstanding in the form of letters of credit, leaving $62.1 million available under our revolving credit facility.

As of October 2, 2004, the fair value of the senior subordinated notes and the senior discount notes was $228.3 million and $170.0 million, respectively, based on quoted market prices.  The fair value of borrowings under the senior secured credit agreement approximated its carrying value.

In conjunction with the Transactions as explained in Note 13 – Subsequent Event, borrowings under our senior secured credit facility and senior subordinated notes were paid in full.

7.              Redeemable Preferred Stock

On June 29, 2003, we adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  In accordance with SFAS 150, we reclassified Jostens’ redeemable preferred stock to the liabilities section of our condensed consolidated balance sheet and began reporting the preferred dividend as interest expense in our results of operations rather than as a reduction to retained earnings.  We also recognized $4.6 million cumulative effect of a change in accounting principle.  We did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization are not tax deductible.  Had SFAS 150 been effective since the beginning of 2003, net income available to common shareholders for the predecessor period December 29, 2002 to July 29, 2003 would have increased $1.0 million due to the pro forma effects of eliminating  $6.5 million of dividends and accretion deducted from net earnings and including $5.5 million of additional interest expense.

During the first quarter of 2004, we refined our estimate of the fair value of Jostens’ redeemable preferred stock as of the merger date from $130.0 million to $110.0 million.  The aggregate liquidation preference of the redeemable preferred stock as of October 2, 2004, January 3, 2004 and September 27, 2003 was $109.8 million, $99.1 million

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

and $95.7 million, respectively, including accrued dividends.  Jostens has 4,000,000 shares of preferred stock, $.01 par value, authorized.  There were 106,107,  96,793 and 93,520 shares of redeemable preferred stock outstanding as of October 2, 2004, January 3, 2004 and September 27, 2003, respectively.

In conjunction with the Transactions as explained in Note 13 – Subsequent Event, all outstanding shares of our redeemable preferred stock, together with accrued dividends, were redeemed in full.

8.              Derivative Financial Instruments and Hedging Activities

We use forward foreign currency exchange contracts to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  The effective portion of the change in fair value for these contracts, which have been designated as a cash flow hedge, is reported in “accumulated other comprehensive income” (AOCI) and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the change in fair value of these instruments is immediately recognized in earnings.  The amount of contracts outstanding at October 2, 2004 was $2.2 million.  There were no forward foreign currency exchange contracts outstanding at January 3, 2004 or September 27, 2003.  These contracts will mature over the remainder of the current fiscal year, the period in which all amounts included in AOCI will be reclassified into earnings.

9.              Commitments

We are subject to market risk associated with changes in the price of precious metal.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at October 2, 2004 was $6.1 million with delivery dates occurring throughout 2004.  These forward purchase contracts are considered normal purchases and therefore subject to a scope exclusion of the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  The fair market value of our open precious metal forward contracts as of October 2, 2004 was $6.4 million and was calculated by valuing each contract at quoted futures prices.

10.       Income Taxes

Consistent with the provisions of APB 28, “Interim Financial Reporting”, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Our estimate did not take into account the impact of the Transactions as explained in Note 13 – Subsequent Event, which closed in the fourth quarter, because the impact is not presently estimable.  Based on those estimates, we provided an income tax provision at a consolidated effective rate of 24% for the nine months ended October 2, 2004.  We review our tax rate estimates on a quarterly basis and make revisions as necessary.

Our consolidated effective tax rate is less than the federal statutory rate because we anticipate a loss for the entire year and the rate of tax benefit on that loss is negatively impacted by the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens.  In addition, the rate of tax benefit recorded for the amortization of purchase accounting adjustments is based on the change in deferred tax liability balances attributable to net taxable temporary differences recorded in connection with the purchase price allocation of the 2003 merger transaction.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

11.       Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension plans is presented below:

	For the periods
	Successor		Predecessor
In thousands	Three months ended October 2, 2004	July 30, 2003 - September 27, 2003	June 29, 2003 - July 29, 2003
Service cost	$1,618	$393	$1,938
Interest cost	3,068	844	4,070
Expected return on plan assets	(4,497)	(1,180)	(6,789)
Amortization of prior year service cost	—	—	619
Amortization of transition amount	—	—	(184)
Amortization of net actuarial loss	—	—	175
Net periodic benefit expense (income)	$189	$57	$(171)

	For the periods
	Successor		Predecessor
In thousands	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Service cost	$4,854	$393	$4,846
Interest cost	9,204	844	10,176
Expected return on plan assets	(13,491)	(1,180)	(16,973)
Amortization of prior year service cost	—	—	1,548
Amortization of transition amount	—	—	(461)
Amortization of net actuarial loss	—	—	439
Net periodic benefit expense (income)	$567	$57	$(425)

Net periodic benefit cost for our other postretirement benefit plans is presented below:

	For the periods
	Successor		Predecessor
In thousands	Three months ended October 2, 2004	July 30, 2003 - September 27, 2003	June 29, 2003 - July 29, 2003
Service cost	$10	$2	$19
Interest cost	78	24	117
Amortization of prior year service cost	—	—	(5)
Amortization of net actuarial loss	—	—	70
Net periodic benefit expense	$88	$26	$201

	For the periods
	Successor		Predecessor
In thousands	Nine months ended October 2, 2004	July 30, 2003 - September 27, 2003	December 29, 2002 - July 29, 2003
Service cost	$30	$2	$65
Interest cost	264	24	388
Amortization of prior year service cost	—	—	(16)
Amortization of net actuarial loss	—	—	232
Net periodic benefit expense	$294	$26	$669

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

In thousands	Initial	Prior	Net	Utilization		Balance
	charge	accrual	adjustments	Prior	2004	October 2, 2004
Employee separation benefits and other related costs	$6,164	$—	$(442)	$(5,265)	$(66)	$391
Phase-out costs of exiting the Recognition business	4,255	—	(1,203)	(2,670)	37	419
Salesperson transition benefits	2,855	1,236	(191)	(1,707)	(226)	1,967
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—
	$16,292	$2,670	$(2,064)	$(13,866)	$(255)	$2,777

Our obligation for separation benefits continues through 2004 over the benefit period as specified under our severance plan, and transition benefits will continue to be paid through the period of our contractual obligation.

13.       Subsequent Event

On October 4, 2004, we consummated the transactions (the “Transactions”) contemplated by the Contribution Agreement dated July 21, 2004 (the “Contribution Agreement”), between us and Fusion Acquisition LLC (“Fusion”), an entity affiliated with Kohlberg Kravis & Roberts Co. L.P. (“KKR”), pursuant to which Fusion contributed to JHC all of the capital stock of each of Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), which capital stock Fusion acquired immediately prior to such contribution pursuant to two separate mergers involving an aggregate investment by Fusion of $256.0 million.  We issued an aggregate of 2,664,356 shares of Class A Common Stock and one share of Class C Common Stock to Fusion in exchange for the stock of Von Hoffmann and Arcade.  Subsequent to the contribution, we caused all of the stock of Von Hoffmann and Arcade held by us to be contributed to our direct subsidiary, Jostens Secondary Holdings Corp., and from Jostens Secondary Holdings Corp., it was contributed to its direct subsidiary, JIHC.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P., and the DLJMB Funds, who collectively owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon the consummation of the Transactions, affiliates of KKR were issued equity interest representing approximately 49.6% of our voting interest and 45% of our economic interest, and affiliates of DLJ Merchant Banking Partners III, L.P. hold equity interest representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.

In connection with the Transactions, JIHC incurred approximately $1.6 billion of new indebtedness, which was used, among other things, to repurchase, repay and redeem certain outstanding indebtedness of Jostens, Inc., Von Hoffmann Corporation, Von Hoffmann, Arcade and AKI, Inc., including our senior secured credit facility, senior subordinated notes and the redeemable preferred stock of Jostens.  Specifically, we concluded tender offers to repurchase any and all of the outstanding 12 3/4% Senior Subordinated Notes Due 2010 of Jostens, Inc., 10 1/4% Senior Notes Due 2009 and 10 3/8% Senior Subordinated Notes Due 2007 of Von Hoffmann Corporation, 13 1/2% Subordinated Exchange Debentures Due 2009 of Von Hoffmann and 10 1/2% Senior Notes Due 2008 of AKI, Inc. and received the requisite consents of the holders of those notes to amend the respective indentures governing the notes to eliminate substantially all of the restrictive covenants and effect certain other amendments to the indentures.  In accordance with the Contribution Agreement, we discharged the indentures governing the 12 3/4% Senior Subordinated Notes Due 2010 of Jostens, Inc. and the 10 1/4% Senior Notes Due 2009 of Von Hoffmann Corporation and redeemed all other notes

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens Holding Corp. and Subsidiaries

not tendered in connection with the tender offers.  In addition, in connection with the Transactions, Jostens, Inc.’s 14% Senior Redeemable Payment-in-Kind Preferred Stock was redeemed.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the results of operations for Jostens, Inc. for the period from June 29, 2003 to July 29, 2003 and for the period December 29, 2002 to July 29, 2003 and the combined results of operations for Jostens, Inc. and Jostens Holding Corp. for the period from July 30, 2003 to September 27, 2003 and for the three- and nine-month periods ended October 2, 2004.  Jostens Holding Corp. is a holding company and has no significant business operations.

GENERAL

Jostens Holding Corp. and its subsidiaries (“we,” “our,” “us,” “JHC” or “the Company”) is a leading provider of school-related affinity products and services in three major product categories: yearbooks, class rings and graduation products, which includes diplomas, graduation regalia such as caps and gowns, accessories and fine paper announcements.  We also are a leading provider of school photography products and services in Canada and have a small but growing presence in the United States.

On October 4, 2004, we completed a series of transactions (the “Transactions”), pursuant to which AHC I Acquisition Corp. (“Arcade”) and Von Hoffmann Holdings Inc. (“Von Hoffmann”) became our indirect, wholly-owned subsidiaries.  As a result of these transactions, affiliates of Kohlberg Kravis Roberts & Co. L.P. own approximately 49.6% of our voting interest and 45% of our economic interest, and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) own approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.

In connection with the Transactions, JIHC incurred approximately $1.6 billion of new indebtedness, which was used, among other things, to repurchase, repay and redeem certain outstanding indebtedness of Jostens, Inc., Von Hoffmann Corporation, Von Hoffmann, Arcade and AKI, Inc., including our senior secured credit facility, senior subordinated notes and the redeemable preferred stock of Jostens.  Specifically, we concluded tender offers to repurchase any and all of the outstanding 12 3/4% Senior Subordinated Notes Due 2010 of Jostens, Inc., 10 1/4% Senior Notes Due 2009 and 10 3/8% Senior Subordinated Notes Due 2007 of Von Hoffmann Corporation, 13 1/2% Subordinated Exchange Debentures Due 2009 of Von Hoffmann and 10 1/2% Senior Notes Due 2008 of AKI, Inc. and received the requisite consents of the holders of those notes to amend the respective indentures governing the notes to eliminate substantially all of the restrictive covenants and effect certain other amendments to the indentures.  In accordance with the Contribution Agreement dated July 21, 2004, we discharged the indentures governing the 12 3/4% Senior Subordinated Notes Due 2010 of Jostens, Inc. and the 10 1/4% Senior Notes Due 2009 of Von Hoffmann Corporation and redeemed all other notes not tendered in connection with the tender offers.  In addition, in connection with the Transactions, Jostens, Inc.’s 14% Senior Redeemable Payment-in-Kind Preferred Stock was redeemed.  The results of the Transactions are not reflected in this discussion.

In July 2003, JHC entered into a merger agreement pursuant to which it was capitalized through the issuance of common stock to DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million (the “2003 merger”).  JHC, in turn, capitalized Jostens IH Corp. (“JIHC”), its wholly-owned subsidiary, through the purchase of common stock for $317.9 million.  JIHC used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to  the DLJMBP Funds, to make a capital contribution of $417.9 million to Jostens, Inc.  Jostens, Inc., in turn, used the proceeds from the capital contribution along with incremental borrowings under its senior secured credit facility to repurchase all previously outstanding common stock and warrants.  Jostens, Inc. paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.

We accounted for the 2003 merger using the purchase method of accounting.  The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the 2003 merger.  Accordingly, the results of operations for periods prior to the 2003 merger may not be comparable to periods after the 2003 merger.  As a result of the 2003 merger, the periods ended July 29, 2003 are predecessor periods and the periods since July 30, 2003 are successor periods.

Our business is affected by seasonality of sales, buy rates, the prices of its products and services, the maintenance and addition of accounts and trends in consumer purchasing demands or consumer preferences. We believe that our success in the school-related affinity products and services industry depends on our ability to effectively address the degree of seasonality in our industry and the highly specific needs of our customers, who require personalized, timely service.

RESULTS OF OPERATIONS

Our unaudited condensed consolidated financial statements for the predecessor periods ended July 29, 2003, were prepared using the historical basis of accounting for Jostens, Inc.  Although a new basis of accounting began on July 30, 2003, we have presented combined three- and nine- month results for 2003 as we believe this presentation facilitates the comparison of our results with the corresponding periods in 2004.

Three Months Ended October 2, 2004 Compared to the Three Months Ended September 27, 2003

The following table sets forth selected information from our condensed consolidated statements of operations for the three-month period ended October 2, 2004 (successor), the period from July 30, 2003 to September 27, 2003 (successor) and the period from June 29, 2003 to July 29, 2003 (predecessor).  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

Dollars in thousands	(Successor) Three Months Ended October 2, 2004	(Successor) July 30, 2003 - September 27, 2003	(Predecessor) June 29, 2003 - July 29, 2003	(Combined) Three Months Ended September 27, 2003	$ Change	% Change
Net sales	$105,296	$86,163	$7,598	$93,761	$11,535	12.3%
Cost of products sold	66,357	73,492	6,844	80,336	(13,979)	(17.4)%
Gross profit	38,939	12,671	754	13,425	25,514	190.0%
Selling and administrative expenses	67,442	46,797	16,383	63,180	4,262	6.7%
Special charges	3,962	—	—	—	3,962	NM
Transaction costs	—	—	30,960	30,960	(30,960)	NM
Operating loss	(32,465)	(34,126)	(46,589)	(80,715)	48,250	59.8%
Loss on redemption of debt	—	99	13,878	13,977	(13,977)	NM
Net interest expense	20,398	11,135	4,971	16,106	4,292	26.6%
Loss before income taxes	(52,863)	(45,360)	(65,438)	(110,798)	57,935	52.3%
Benefit from income taxes	(12,687)	(15,421)	(23,384)	(38,805)	26,118	67.3%
Loss from operations	(40,176)	(29,939)	(42,054)	(71,993)	31,817	44.2%
Cumulative effect of accounting change	—	—	4,585	4,585	(4,585)	NM
Net loss	$(40,176)	$(29,939)	$(37,469)	$(67,408)	$27,232	40.4%

NM    Not meaningful

Net Sales

Net sales increased $11.5 million, or 12.3%, to $105.3 million for the three months ended October 2, 2004 from $93.8 million for the same prior year period.  The results were favorably impacted by modest price increases and higher overall sales volume, which was driven primarily by the timing of deliveries between the third and fourth quarters compared to last year.  Specific factors contributing to the volume fluctuation included:

•                  increased sales volume for class rings and yearbooks due to a shift in order receipts and deliveries from the fourth quarter to the third quarter coinciding with an increase in the number of school days in our third quarter compared to the same prior year period;

•                  increased sales volume for photography due to earlier shoots and package deliveries compared to last year;

•                  increased sales volume for yearbooks associated with our acquisition of a yearbook business in the latter part of fiscal 2003; and

•                  decreased sales volume due to lower same school buy rates for high school class rings.

Gross Profit

Gross profit increased $25.5 million, or 190.0%, to $38.9 million for the three months ended October 2, 2004 from $13.4 million for the same prior year period.  As a percentage of net sales, gross profit margin increased 22.7 percentage points to 37.0% for the current three-month period from 14.3% for the same period last year.  Excluding costs associated with purchase accounting related to the 2003 merger ($10.3 million of amortization and depreciation expense in 2004 and $31.1 million of inventory costs and amortization expense in 2003), gross profit increased $4.7 million and our gross profit margin declined 0.7 percentage points.

Gross profit in the current period was favorably impacted by the sales fluctuations discussed above.  Conversely, gross profit margin was negatively impacted by increased costs for precious raw materials compared to last year as well as period costs associated with the facility closure and relocation of our graduation diploma customer service and production operations.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.3 million, or 6.7%, to $67.4 million for the three months ended October 2, 2004 from $63.2 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 3.4 percentage points to 64.0% for the current three-month period from 67.4% for the same period last year.  Excluding costs associated with purchase accounting related to the 2003 merger ($10.4 million of amortization and depreciation expense in 2004 and $6.8 million of amortization expense in 2003), selling and administrative expenses increased $0.7 million, but selling and administrative expenses as a percentage of net sales declined 5.9 percentage points.  The $0.7 million increase was primarily due to higher commission expense as a result of increased sales offset by lower marketing and information systems expense.

Special Charges

During the three months ended October 2, 2004, we incurred special charges totaling $4.0 million for severance and related separation benefits in connection with the departure of two senior executives.  The remaining liability of $3.0 million is classified in “other accrued liabilities” in our condensed consolidated balance sheet and consists of amounts that will be paid out over the next three years as specified under the separation agreements.

Transaction Costs

During the predecessor period in 2003, we incurred $31.0 million of transaction costs in connection with the 2003 merger consisting primarily of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Net Interest Expense

Net interest expense increased $4.3 million, or 26.6%, to $20.4 million for the three months ended October 2, 2004 as compared to $16.1 million for the same prior year period.  The increase was primarily due to $4.0 million of additional interest expense on our 10.25% senior discount notes.

(Benefit from) Provision for Income Taxes

The effective rate of tax presented for results of operations for the 2004 three-month period is based on our estimated consolidated effective rate for the entire year.  The estimated 24% effective rate applied to our results of operations for the 2004 three-month period is less than the federal statutory rate because we anticipate a loss for the entire year and the rate of tax benefit on that loss is negatively impacted by the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens, Inc.  The effective rate applied to our results of operations for the comparable prior year period was 35% and was affected by the 2003 merger transaction.

The Transactions as explained above, which closed in the fourth quarter, will have an impact on our effective rate for the entire year.  It is not possible at the present time to quantify the specific impact.

Net Loss

As a result of the aforementioned items, net loss decreased $27.2 million, or 40.4%, to $40.2 million for the three months ended October 2, 2004 from $67.4 million for the same prior year period.

Nine Months Ended October 2, 2004 Compared to the Nine Months Ended September 27, 2003

The following table sets forth selected information from our condensed consolidated statements of operations for the nine-month period ended October 2, 2004 (successor), the period from July 30, 2003 to September 27, 2003 (successor) and the period from December 29, 2002 to July 29, 2003 (predecessor).  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

Dollars in thousands	(Successor) Nine Months Ended October 2, 2004	(Successor) July 30, 2003 - September 27, 2003	(Predecessor) December 29, 2002 - July 29, 2003	(Combined) Nine Months Ended September 27, 2003	$ Change	% Change
Net sales	$624,567	$86,163	$504,058	$590,221	$34,346	5.8%
Cost of products sold	324,004	73,492	218,594	292,086	31,918	10.9%
Gross profit	300,563	12,671	285,464	298,135	2,428	0.8%
Selling and administrative expenses	272,246	46,797	196,430	243,227	29,019	11.9%
Special charges	3,962	—	—	—	3,962	NM
Transaction costs	—	—	30,960	30,960	(30,960)	NM
Operating income (loss)	24,355	(34,126)	58,074	23,948	407	1.7%
Loss on redemption of debt	420	99	13,878	13,977	(13,557)	NM
Net interest expense	60,557	11,135	32,446	43,581	16,976	39.0%
(Loss) income before income taxes	(36,622)	(45,360)	11,750	(33,610)	(3,012)	(9.0)%
(Benefit from) provision for income taxes	(8,789)	(15,421)	8,695	(6,726)	(2,063)	(30.7)%
(Loss) income from operations	(27,833)	(29,939)	3,055	(26,884)	(949)	(3.5)%
Cumulative effect of accounting change	—	—	4,585	4,585	(4,585)	NM
Net (loss) income	$(27,833)	$(29,939)	$7,640	$(22,299)	$(5,534)	(24.8)%

NM    Not meaningful

Net Sales

Net sales increased $34.3 million, or 5.8%, to $624.6 million for the nine months ended October 2, 2004 from $590.2 million for the same prior year period.  The results were attributable to higher overall volume, modest price increases and improved jewelry metal mix back to historical levels.  Specific factors contributing to the volume fluctuation included:

•                  increased sales volume for yearbooks associated with modest net account growth and our acquisition of a yearbook business in the latter part of fiscal 2003;

•                  increased sales volume for graduation regalia products attributable to net account growth, an increase in sales of accessory items and an increase in collegiate regalia units per school;

•                  increased sales volume for class rings and yearbooks due to a shift in deliveries from the fourth quarter to the third quarter coinciding with an increase in the number of school days in our third quarter compared to the same prior year period;

•                  an increase in the number of color pages per yearbook;

•                  increased jewelry orders for college rings and professional championship rings;

•                  increased sales volume for photography due to earlier shoots and package deliveries compared to last year; and

•                  decreased sales volume due to lower same school buy rates for high school class rings.

Gross Profit

Gross profit increased $2.4 million, or 0.8%, to $300.6 million for the nine months ended October 2, 2004 from $298.1 million for the same prior year period.  As a percentage of net sales, gross profit margin decreased 2.4 percentage points to 48.1% for the current nine-month period from 50.5% for the same period last year.  Excluding costs associated with purchase accounting related to the 2003 merger ($48.6 million of amortization and depreciation expense in 2004 and $31.1 million of inventory costs and amortization expense in 2003), gross profit increased $19.9 million resulting in a relatively flat gross profit margin compared to the prior year period.

Gross profit in the current period was favorably impacted by the sales fluctuations discussed above as well as the absence of prior year costs associated with difficulties we encountered in connection with an ERP system implementation.  In 2003, we incurred additional production costs, as well as certain selling and administrative expenses, in order to resolve those difficulties while continuing to provide timely delivery of our products.  Although our efforts minimized the impact to our customers, the associated costs negatively impacted our margins in the prior year.  We resolved our production issues related to the ERP system implementation, which favorably impacted our gross profit margin in 2004.

Conversely, gross profit in the current period was negatively impacted by increased costs for precious raw materials compared to last year as well as period costs associated with the facility closure and relocation of our graduation diploma customer service and production operations.

Selling and Administrative Expenses

Selling and administrative expenses increased $29.0 million, or 11.9%, to $272.2 million for the nine months ended October 2, 2004 from $243.2 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses increased 2.4 percentage points to 43.6% for the current nine-month period from 41.2% for the same period last year.  Excluding costs associated with purchase accounting related to the 2003 merger ($31.1 million of amortization and depreciation expense in 2004 and $6.8 million of amortization expense in 2003), selling and administrative expenses increased $4.7 million, but selling and administrative expenses as a percentage of net sales declined 1.5 percentage points.

The $4.7 million increase was primarily due to higher commission expense as a result of increased sales and additional investment in customer service.  These increases were partially offset by the following:

•                  the absence of prior year costs associated with the difficulties encountered with the ERP system implementation;

•                  the absence of prior year costs for severance, a legal settlement and acquisition related items; and

•                  lower information systems expense due to the timing of costs associated with maintenance contracts and the elimination of depreciation expense related to fully amortized software.

Special Charges

During the nine months ended October 2, 2004, we incurred special charges totaling $4.0 million for severance and related separation benefits in connection with the departure of two senior executives.  The remaining liability of $3.0 million is classified in “other accrued liabilities” in our condensed consolidated balance sheet and consists of amounts that will be paid out over the next three years as specified under the separation agreements.

Transaction Costs

During the predecessor period in 2003, we incurred $31.0 million of transaction costs in connection with the 2003 merger consisting primarily of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Loss on Redemption of Debt

During the nine months ended October 2, 2004, we voluntarily redeemed $5.0 million principal amount of Jostens’ senior subordinated notes, recognizing a loss of $0.4 million.  The loss consisted of $0.8 million of premium paid on redemption of the notes and a net $0.4 million credit resulting from the write-off of related unamortized premium, original issuance discount and deferred financing costs.

Net Interest Expense

Net interest expense increased $17.0 million, or 39.0%, to $60.6 million for the nine months ended October 2, 2004 as compared to $43.6 million for the same prior year period.  The increase was primarily due to $11.8 million of additional interest expense on our 10.25% senior discount notes and recognition of $7.6 million of incremental dividends on Jostens’ redeemable preferred stock as interest expense.  These increases were offset by $3.1 million of premium amortization associated with purchase accounting related to the 2003 merger.

(Benefit from) Provision for Income Taxes

The effective rate of tax presented for results of operations for the current nine-month period is based on our estimated consolidated effective rate for the entire year.  The estimated 24% effective rate applied to our results of operations for the 2004 nine-month period is less than the federal statutory rate because we anticipate a loss for the entire year and the rate of tax benefit on that loss is negatively impacted by the effect of nondeductible interest expense associated with the redeemable preferred stock of Jostens, Inc.  The effective rate applied to our results of operations for the comparable prior year period was 20% and was affected by the 2003 merger transaction.

The Transactions as explained above, which closed in the fourth quarter, will have an impact on our effective rate for the entire year.  It is not possible at the present time to quantify the specific impact.

Net Loss

As a result of the aforementioned items, net loss increased $5.5 million, or 24.8%, to $27.8 million for the nine months ended October 2, 2004 from $22.3 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

During our third quarter, we typically spend a considerable amount of time on non-revenue generating activities in preparation for the upcoming school year.  As a result, our third quarter normally reflects modest sales and significant usage of cash.

Net cash used for operating activities for the nine months ended October 2, 2004 was $22.4 million compared to $55.8 million for the same prior year period.  The improvement in operating cash flow was largely due to $31.0 million of transaction related expenses incurred in the prior year.  Borrowings under our revolving credit facility funded the shortfall in operating cash flow that is characteristic for our third quarter.  Also during the nine months ended October 2, 2004, we incurred $17.7 million of capital expenditures, voluntarily prepaid $41.0 million on our senior secured credit facility and redeemed $5.0 million principal amount of the Jostens, Inc. senior subordinated notes for total consideration paid of $5.8 million.

On October 2, 2004, we had cash and cash equivalents of approximately $8.9 million, which was used to partially fund the Transactions.  Our principal sources of liquidity are cash flows from operating activities and borrowings under our senior secured credit facility.  We use our cash primarily for debt service obligations and capital expenditures and to fund working capital requirements.   On October 4, 2004, we repaid all of our outstanding indebtedness in connection with the Transactions.  JIHC issued $500.0 million aggregate principal amount of 7 5/8% Senior Subordinated Notes Due 2012 and entered into new senior secured credit facilities consisting of a six-year $150.0 million Term Loan A facility, a seven-year $870.0 million Term Loan B facility and a $250.0 million five-year revolving credit facility.  We drew approximately $70.0 million under our revolving credit facility in connection with the Transactions.  Except for approximately $15.0 million of outstanding indebtedness under the Canadian portion of JIHC’s new revolving credit facility, we expect to repay the entire outstanding portion of our new revolving credit facility during the fourth quarter of 2004 with cash flows from operations.  We believe that cash generated from operations and available cash, together with available borrowings under the new senior secured credit facilities, will be adequate to meet our anticipated requirements for working capital, planned capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months.

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

On October 4, 2004, we completed a series of transactions, pursuant to which AHC I Acquisition Corp. and Von Hoffmann Holdings, Inc. became our indirect wholly-owned subsidiaries.  The risks and uncertainties that would cause our actual results to differ include, but are not limited to, the following: our substantial indebtedness following the consummation of the Transactions; our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner; competition from other companies; the seasonality of our businesses; loss of significant customers or customer relationships; fluctuations of raw material prices and our reliance on a limited number of suppliers; Jostens, Inc.’s reliance on independent sales representatives; our reliance on numerous complex information systems; Von Hoffmann Holdings Inc.’s dependency on the sale of school textbooks; the textbook adoption cycle and levels of government funding for education spending; the reliance of our businesses on limited production facilities; the amount of capital expenditures required at our businesses; the failure of AHC I Acquisition Corp.’s sampling systems to comply with U.S. postal regulations; labor disturbances; environmental regulations; foreign currency fluctuations and foreign exchange rates; the outcome of litigation; and control by our controlling shareholders.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended October 2, 2004.  For additional information, refer to Item 7A of our 2003 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosures.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens Holding Corp. required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that have materially affected, or are reasonably likely to materially affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On February 11, 2004, plaintiff Christian Pocino filed a complaint against Jostens, Inc. in the Superior Court of California for the County of Los Angeles for alleged breach of express warranty (Cal. Comm. Code Section 2313), and for alleged violation of California’s false advertising and unfair competition laws (Cal. Bus. & Prof. Code Sections 17500 and 17200).  Plaintiff alleged that Jostens, Inc. violated these laws by purportedly violating Federal Trade Commission “guides” with regard to the marketing and sale of jewelry.  Specifically, plaintiff contended that: (1) Jostens, Inc. failed to comply with the FTC guide that every use of the word “stone” be immediately preceded by the word “imitation”, “synthetic” or a similar term; and (2) Jostens, Inc. failed to comply with a separate FTC guide relating to use of the word silver in connection with Jostens, Inc.’s SilverElite® with platinum alloy.  Plaintiff sought equitable relief and unspecified monetary damages on behalf of himself and a purported class of similarly-situated consumers.

Jostens, Inc. brought a demurrer and motion to strike the plaintiff’s complaint on June 25, 2004, challenging the legal sufficiency of plaintiff’s allegations on the basis, inter alia, that the FTC guides are nonbinding and that plaintiff’s allegations generally failed to state a claim on which relief could be granted.  On August 13, 2004, the Superior Court sustained Jostens, Inc.’s demurrer with leave to amend.

On August 25, 2004, the plaintiff filed an amended complaint which contains substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum.  On September 29, 2004, Jostens, Inc. filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint.

We are also a party to litigation arising in the normal course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By action taken by written consent in lieu of a meeting of the stockholders of Jostens Holdings Corp. on July 19, 2004, the stockholders executing the written consent, representing approximately 82% of our stockholders, approved our Second Amended and Restated Certificate of Incorporation and the filing of such with the Secretary of the State of Delaware.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

(a)	Exhibits

2.1

Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Jostens Holding Corp. and Fusion Acquisition LLC. Incorporated by reference to Exhibit 2.4 contained in Jostens Holding Corp.’s Form S-4 filed on November 12, 2004.

	3.1	Second Amended and Restated Certificate of Incorporation of Jostens Holding Corp. Incorporated by reference to Exhibit 3.1 contained in Jostens Holding Corp.’s Form S-4 filed on November 12, 2004.

	10.1	Separation Agreement, dated as of July 14, 2004 by and among Jostens Holding Corp., Jostens, Inc. and Mr. Robert C. Buhrmaster.

	10.2	Separation Agreement, dated as of September 17, 2004 by and among Jostens Holding Corp., Jostens, Inc. and Mr. Steven A. Tighe.

10.3

Credit Agreement, dated as of October 4, 2004, among Jostens IH Corp., as Borrower, Jostens Canada Ltd., as Canadian Borrower, Jostens Secondary Holdings Corp., as Guarantor, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, Credit Suisse First Boston, as Sole Lead Arranger and Sole Bookrunner, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Co-Arrangers and Co-Syndication Agents, and certain other lending institutions from time to time parties thereto. Incorporated by reference to Exhibit 10.1 contained in Jostens IH Corp.’s Form S-4 filed on November 12, 2004.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS HOLDING CORP.

Date: November 15, 2004	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: November 15, 2004	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)