Form 10-K
period 2005-01-01
VISANT HOLDING CORP
filed 2005-04-01
CIK 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)
One Byram Brook Place, Suite 202 Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
One Byram Brook Place, Suite 202 Armonk New York 10504
Telephone: (914) 595-8200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The common stock of each registrant is not publicly traded.  Therefore, the aggregate market value is not readily determinable.

As of March 23, 2005, there were 5,971,577 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.)

Documents incorporated by reference:  None

Visant Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any references in this report to the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Signatures
Financial Statements
Financial Statement Schedules
Exhibits
Certification of CEO pursuant to Section 302
Certification of principal financial officer pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of principal financial officer pursuant to Section 906

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K under the captions ITEM 1., Business, ITEM 7.,  Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  When used in this Annual Report on Form 10-K, the words “may”, “might”, “will”,  “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “continue”, “believe”, or the negative thereof or other similar expressions are intended to identify forward-looking statements and information.  We may also make written or oral forward-looking statements in our periodic reports to the Securities and Exchange Commission on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements are based on estimates and assumptions by our management that, although we believe are reasonable, are inherently uncertain and subject to a number of risks and uncertainties and you should not place undue reliance on them.

Such risks and uncertainties include, but are not limited to, the following: our substantial indebtedness; our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner; competition from other companies; the seasonality of our businesses; the loss of significant customers or customer relationships; fluctuations in raw material prices; our reliance on a limited number of suppliers; our reliance on numerous complex information systems; the reliance of our businesses on limited production facilities; the amount of capital expenditures required at our businesses; labor disturbances; environmental regulations; foreign currency fluctuations and foreign exchange rates; the outcome of litigation; control by our controlling stockholders; the dependency on the sale of school textbooks, the textbook adoption cycle and levels of government funding for education spending; Jostens’ (as defined) reliance on independent sales representatives; and the failure of Arcade’s (as defined) sampling systems to comply with U.S. postal regulations.  These factors could cause actual results to differ materially from historical results or those anticipated or predicted by the forward-looking statements.

We caution that the foregoing list of important factors is not exclusive.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”).  We make available free of charge on our internet website at http://www.Jostens.com (on or about May 15, 2005, at http://www.visant.net) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act that are filed with the SEC.  These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.  In addition, the SEC maintains an internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, all references in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp. (formerly Jostens Holding Corp.), together with Visant Corporation (formerly Jostens IH Corp.)(“Visant”) and its subsidiaries, (2) “Jostens” refers to Jostens, Inc. and its subsidiaries, (3) “Von Hoffmann” refers to Von Hoffmann Holdings Inc. and its subsidiaries and (4) “Arcade” refers to AHC I Acquisition Corp. and its subsidiaries.  All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31.

ITEM 1.                             BUSINESS

Our Company

We are a leading North American specialty printing, marketing and school-related affinity products and services enterprise that was formed through the consolidation of Jostens, Von Hoffmann and Arcade.  We generated approximately 77% of our fiscal 2004 net sales from printing and marketing products, which include, among others, yearbooks, educational materials, diplomas, announcements, direct marketing materials and commercial printing.  We also manufacture and distribute other non-print based school-related affinity products and services such as class rings, caps and gowns and school photography.

Background

We are owned by affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”), affiliates of Kohlberg, Kravis, Roberts & Co. L.P. (“KKR”), other co-investors and certain members of management.  Each of Holdings and Visant was incorporated in the state of Delaware in 2003.  On July 21, 2004, Holdings entered into a contribution agreement with Fusion Acquisition LLC (“Fusion”), an affiliate of KKR, pursuant to which Fusion contributed (the “Contribution”) all of the stock of Von Hoffmann  and Arcade that Fusion acquired immediately prior to such Contribution pursuant to two separate mergers in exchange for shares of Holdings common stock.  Subsequent to the Contribution, Holdings caused all of the equity interests of Von Hoffmann and Arcade held by it to be contributed to Visant, which resulted in Von Hoffmann and Arcade becoming wholly-owned subsidiaries of Visant.

The Contribution, mergers and related financing transactions are referred to collectively as the “Transactions”.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of its economic interest.  Immediately following the Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of Holdings’ voting interest and 45% of its economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of March 23, 2005, affiliates of KKR and DLJMBP III hold approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continue to hold approximately 45% of Holdings’ economic interest.

In connection with the Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, consisting of a $150 million Term A loan facility, an $870 million Term C loan facility and a $250 million revolving credit facility, primarily to cover seasonal working capital requirements, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.

In connection with the Transactions, we concluded tender offers to repurchase any and all of the outstanding 12 3/4% Senior Subordinated Notes Due 2010 of Jostens, 10 1/4% Senior Notes Due 2009 and 10 3/8% Senior Subordinated Notes Due 2007 of Von Hoffmann Corporation, 13 1/2% Subordinated Exchange Debentures Due 2009 of Von Hoffmann Holdings, Inc. and 10 1/2% Senior Notes Due 2008 of AKI, Inc. and received the requisite consents from the respective holders of these notes to amend the covenants and effect certain other amendments to those indentures.  In accordance with the contribution agreement, we discharged the indentures governing the 12 3/4% Senior Subordinated Notes Due 2010 of Jostens and the 10 1/4% Senior Notes Due 2009 of Von Hoffmann and redeemed all such other notes not tendered in connection with the tender offers.

Additionally, in connection with the Transactions:

•                  Von Hoffmann equity holders were paid approximately $183.8 million;

•                  Holders of Arcade’s Amended and Restated Notes were paid $76.5 million and holders of Arcade’s Mandatorily Redeemable Preferred Stock were paid $65.2 million;

•                  Jostens repaid approximately $77.1 million of indebtedness under its previous revolving credit facility;

•                  We used approximately $1,384.6 million to redeem Jostens’ 14% Senior Redeemable Payment-in-Kind Preferred Stock and to refinance other outstanding indebtedness of Jostens, Von Hoffmann and Arcade (including accrued interest, tender premiums and prepayment penalties);

•                  We paid approximately $95.6 million of transaction fees and expenses; and

•                  We issued shares of Holdings’ common stock and options to purchase shares of Holdings’ common stock to Marc Reisch, our Chairman, President and Chief Executive Officer.

As a result of the merger with a subsidiary established by DLJMBP III on July 29, 2003 (the “2003 Jostens merger”), we applied purchase accounting and a new basis of accounting began after July 29, 2003.  Fiscal 2003 includes a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 3, 2004 (five months).  The consolidated financial statements for the predecessor period are those of Jostens and its wholly owned subsidiaries and have been prepared using the historical basis of accounting for Jostens  The financial statements for the successor period include the consolidation of Jostens, Von Hoffmann and Arcade, entities under common control.

In connection with the Transactions, during the fourth quarter of 2004, we changed the Company’s reportable segments to reflect the impact of the Transactions, including the addition of the results of operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct to our consolidated reported results.  The segments were identified based on factors including the nature of products and services, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses the information for decision-making purposes.  Our reportable segments consist of Jostens and our Print Group.  Segment revenues for Jostens and our Print Group in fiscal 2004 were $807.2 million and $654.9 million, respectively.  For additional financial information about our operating segments, see Note 18 of the Notes to Consolidated Financial Statements.

Jostens

Jostens is the nation’s leading provider of school-related affinity products and services including yearbooks, class rings and graduation products.  Jostens has a 107-year history of providing quality products, which has enabled it to develop long-standing relationships with school administrators throughout the country.  Jostens’ high degree of customer satisfaction translates into annual retention rates of over 90% in its major product lines.  Jostens’ products and services are predominantly offered to North American high school and college students, primarily through a network of approximately 1,000 sales representatives and associates.  Most of these sales representatives and associates are independent.

Principal products and services

Yearbooks.  We believe Jostens is the leading manufacturer of yearbooks sold to schools in the United States, serving U.S. high schools, colleges, universities and middle schools.  Jostens generates the majority of its revenues from high school accounts, although a small commercial printing business is also included in this product line.  Jostens’ sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks.  With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis.

Class and affiliation rings.  We believe Jostens is the leading provider of class and affiliation rings, serving U.S. high schools, colleges, universities and other specialty markets.  In most schools with which it has a relationship, Jostens sells class rings to students as the designated supplier of the school’s official class ring.  Class rings are also sold through college bookstores, other campus stores, retail jewelry stores and via the Internet.  Jostens sells a significant portion of its class rings within schools, where Jostens’ independent sales representatives, along with the support of customer service employees, coordinate ring design, promotion and ordering with the students.  Jostens’ proprietary ring dies and tooling and Jostens’ manufacturing expertise enable it to offer highly customized class rings.  Jostens also designs, manufactures and sells championship rings for professional sports and affinity rings for a variety of specialty markets.

Graduation products.  We believe Jostens is the leading provider of graduation products, serving U.S. high schools, colleges and universities.  Jostens sells caps, gowns, diplomas and announcements, as well as graduation-related accessories, to students and administrators through the same independent sales representatives who sell class rings.  Jostens has a proven track record of providing high quality on-time delivery of its wide array of graduation products.  In recent years, Jostens’ line of graduation products has been expanded to include diploma plaques and personalization options for its regalia line.  Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time.

Photography.  We believe Jostens is the leading provider of school photography products and services in Canada and has a small but growing presence in the United States.  Through Jostens’ network of sales representatives and independent dealers, Jostens provides photography services for special events and class and individual school pictures of elementary, middle and high school students.  Jostens also provides high school senior portraits and photography for proms and other special events.  In addition to its products designed for student purchasers, Jostens provides photography products to school administrators, including office records photos, school composites, pictorial directories and identification cards.

Sales and marketing

Although Jostens markets its products primarily through independent sales representatives, Jostens also markets certain of its products through a direct employee-based sales organization.  We believe Jostens has the largest sales force in the school-related affinity products and services industry.  Sales representatives gain access to K-12 schools and colleges through administrators or student representatives who are involved in the selection process.  Once selected, the sales representative coordinates between the school and Jostens’ customer service and plant employees to ensure satisfactory quality and service.  Jostens’ sales representatives and their associates sell yearbooks directly to schools.  Class rings are sold within the school through temporary order-taking booths, bookstores, other campus stores and retail jewelry stores.  Jostens’ sales representatives make calls on schools and take sales orders for graduation products through temporary order-taking booths, telemarketing programs, college bookstores and via the Internet.  Jostens sells its photography services through sales representatives who arrange the sittings at individual schools or in their own studios.

Production and manufacturing

Jostens has continually invested in its manufacturing facilities to achieve process improvements and has implemented the lean manufacturing concept in many of its processes.  We believe that these investments, along with Jostens’ significant experience in its industry, have made

Jostens one of the most efficient manufacturers of school-related affinity products.  Additionally, by investing to establish these capabilities, we have been able to consistently provide high quality products to our customers in a timely fashion.

The school-related affinity products market is seasonal, with the majority of the yearbooks and graduation products manufacturing occurring in the winter through spring season, while the majority of class ring and photography manufacturing occurs in the fall.  We believe Jostens’ leading market share and technology position, in connection with its extensive manufacturing capacity, allow it to better manage periods of high and low capacity utilization, as well as the corresponding impact on working capital, by “flexing” up and down activity very efficiently.  To facilitate this “flexing”, Jostens maintains access to a pool of skilled seasonal employees, many of whom have been employed by Jostens on a seasonal basis for numerous years.

The Print Group

The Print Group is comprised of the operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct.  Lehigh Lithographers and Lehigh Direct were acquired by Von Hoffmann through its acquisition of The Lehigh Press, Inc., or Lehigh Press, in October 2003.

Von Hoffmann

Von Hoffmann is a leading manufacturer of four-color case-bound and soft-cover educational textbooks, textbook covers, standardized test materials and related components for major educational publishers in the United States.  In addition to textbook manufacturing, Von Hoffmann provides its customers with a full range of value-added printing and design services from early design to final distribution.  Over its 100-year history, Von Hoffmann has established itself as a trusted provider of quality products with a reputation for on-time delivery and innovation.  Von Hoffmann also provides commercial printing services to non-educational customers, including business-to-business catalog publishers, the federal government, trade publishers and the health-care and financial services industries.  Lehigh Lithographers is a leader in the printing of decorative covers and book components in the instructional materials market.

Principal products and services

Four-color educational and commercial materials.  Von Hoffmann’s Jefferson City, Missouri facility focuses primarily on the manufacture of four-color products including textbooks for the elementary through high school, or ELHI, and college markets and commercial products.  Von Hoffmann employs specially modified machinery to meet the demanding service, quality and delivery requirements of these markets, and we believe that Von Hoffmann is well-positioned to accommodate the relatively short lead-times, a broad variety of complex binding requirements and highly variable run lengths that typify the four-color product industries.  These factors distinguish Von Hoffmann from other book manufacturers who focus on multiple products and for whom four-color products represent only a small portion of overall product mix.

Approximately 50% of ELHI textbooks are shipped to states that require publishers to keep a particular title in print and supply orders for reprints for periods generally ranging from five to eight years.  Other ELHI and college textbooks are kept in print for approximately four to six years.  The reprint business is also necessitated by partial corrections or copyright edition changes that must be made in order to incorporate new information or to comply with editorial changes demanded by school committees in various states.  In 2004, approximately 74% of Von Hoffmann’s four-color ELHI net sales were generated from reprints, and Von Hoffmann retained over 98% of its ELHI reprint business while losing less than 2% to competitors.

One- and two-color educational and commercial materials.  Von Hoffmann’s Owensville, Missouri and Eldridge, Iowa facilities currently focus on the one- and two-color book manufacturing market.  These facilities also feature binding operations, including adhesive and saddle-stitch styles, and provide fulfillment and distribution services.

Creative and book design services.  With the acquisitions of H&S Graphics, Preface and Lehigh Digital, Von Hoffmann added the ability to serve the educational publishers in the design, creative editorial development, project management, digital pre-press and composition areas of book production.  Offering these services, which represent the early production processes in the manufacturing of a book, positions Von Hoffmann to manage production more efficiently and more fully serve the needs of educational publishers.  In June 2004, Von Hoffmann announced plans to integrate the skills and capabilities of these pre-media operations to form one full-service pre-media business known as Anthology, Inc.  The integration of these operations into one facility located in Arlington Heights, Illinois is expected to be completed during the first half of 2005.  The cost impact to our ongoing operations and financial position is not expected to be material.

Lehigh Lithographers

Textbook covers and components.  Complementing the Von Hoffmann operations is the Lehigh Lithographers business.  Lehigh Lithographers is a market leader in cover component manufacturing, principally highly differentiated book covers, for the ELHI and college market sectors of the book publishing industry.  Lehigh Lithographers also prints commercial products, such as posters, folders, catalogs, brochures and synthetic substrates, which consist of overhead transparency products and plastic inserts for educational textbooks.  Lehigh Lithographers’ customer base includes the same major educational publishing houses with which Von Hoffmann has long-standing relationships, including Reed Elsevier Group, Plc, Houghton Mifflin Company, The McGraw-Hill Companies and Pearson Plc.

Sales and marketing

Instructional materials market.  Von Hoffmann’s educational textbook sales team works to develop, support and enhance its relationships with publishers in both the college and ELHI markets, as well as with smaller independent publishers.  The cost of printing a textbook typically represents a small percentage of a publisher’s total cost for a textbook, but the failure to meet a production deadline could result in a significant loss to the publisher.  As a result, competition in the textbook manufacturing industry is equally service- and quality-driven.  Accordingly, a significant element of Von Hoffmann’s marketing efforts consists of maintaining close relationships with its customers to ensure proper production, scheduling and timely delivery.  Von Hoffmann’s senior management team and sales support staff maintain close contact with key customers in order to identify relevant issues affecting these customers as well as to identify competitive advantages.  In addition, the sales force and planners are in regular contact with the manufacturing personnel of Von Hoffmann’s customers with pending indications or firm orders in order to deal with changes or production issues that arise throughout the process.

Von Hoffmann has concentrated on maintaining long-standing relationships with the major educational publishers.  These publishers have consolidated significantly over the past several years, reducing the major educational publishers to four.  These publishers accounted for approximately 40% of Von Hoffmann’s net sales during 2004.

Commercial printing market.  Von Hoffmann’s sales and marketing organization is pursuing a focused sales strategy across the identified commercial market segments.  With dedicated sales people located throughout the United States, Von Hoffmann addresses this market on a national level.  Customer needs are matched to one of Von Hoffmann’s manufacturing facilities and its array of production capabilities.

Production and manufacturing

As a contract print manufacturer, Von Hoffmann principally manufactures products pursuant to firm customer orders.  Von Hoffmann provides its customers with a full range of value-added printing and design services from early design to final distribution.  Von Hoffmann’s typical production run size ranges from less than 2,500 units to over 250,000 units, with the capability to produce profitable runs under 2,500 units.  Von Hoffmann can cost-effectively produce these short runs due to its ability to shift work rapidly among printing presses.  Customers generally seek to lower costs by maintaining low inventory levels and ordering small quantities for just-in-time delivery.  We believe that Von Hoffmann’s ability to produce short runs effectively is a significant competitive advantage.

Pre-press.  Von Hoffmann has invested in state-of-the-art, integrated and standardized digital pre-press equipment that streamlines and enhances the traditional pre-press process.  Rather than outsourcing this service, all of its printing facilities have the ability to perform the complete digital pre-press workflow directly from digital media provided by its customers.  This system gives Von Hoffmann an electronic capability to make plates using the single-burn process, saving time and expense, while reducing the chance of error.  This is particularly significant in products that entail repeated changes and multiple short-run print jobs.  Von Hoffmann has standardized across its entire platform direct-to-plate capabilities, which eliminate the film-output step of the pre-press process.   Von Hoffmann now has complete redundancy in the digital pre-press process throughout its plants, which gives Von Hoffmann increased flexibility in the manufacturing process.

Printing and binding.  Von Hoffmann has a variety of web printing presses configured to maximize its manufacturing flexibility.  Although a certain number of Von Hoffmann’s presses are dedicated to 9”, 10” or 11” products, these presses are highly specialized and have been modified to have the flexibility to print any of these sizes on the next-larger press size.  Specifically, Von Hoffmann has developed equipment adaptations and proprietary production methods for its printing and binding operations that significantly reduce the make-ready time per changeover of plates compared to that of Von Hoffmann’s competitors.  In addition, Von Hoffmann’s state-of-the-art modified web presses are capable of running at speeds of up to 50,000 impressions per hour.  Von Hoffmann currently maintains multiple binding lines in each of its manufacturing plants, providing virtually all of the binding options used in the industry.

Over the past five years, Von Hoffmann has invested significantly in high-quality, high-throughput machinery and plant expansions, enhancing its competitive position and significantly expanding its production capacity for future growth.  Von Hoffmann has made investments in one- through four-color web printing presses, additional sheet-fed presses, new digital pre-press equipment and additional manufacturing space.  Von Hoffmann has also invested extensively in customized, highly efficient bookbinding production lines.

Arcade

Arcade is a leading global marketer and manufacturer of multi-sensory and interactive advertising sampling systems that utilize various technologies to engage the senses of touch, sight and smell.  Arcade has over a 100-year history and pioneered its ScentStrip® product in 1980.  Arcade offers an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs.

We believe product sampling is one of the most effective, widely used and growing forms of promotional activity.  Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally “try before they buy” due to the highly personal nature of the products.  We believe that Arcade’s introduction in 1980 of the ScentStrip®, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry.  With the creation of a multi-sensory marketing program—combining advertising with a sampling system—marketers are afforded a cost-effective means to reach consumers in their homes on a mass scale with quality renditions of perfume, skincare products, foundation, lipstick and cosmetic powders.  Arcade has a diverse portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution and continues to be a leading innovator in sampling system technologies.  We believe that Arcade’s innovative sampling systems have altered the economics and efficiencies of product sampling in the cosmetic and fragrance markets.  In recent years, Arcade has expanded its sampling system business by developing and acquiring new technologies in the olfactory and beauty sampling system categories.

Principal products

Arcade offers a broad and diversified portfolio of innovative, interactive sampling systems and advertising formats for the fragrance, cosmetics and personal care markets as well as other consumer products markets including household products and food and beverage markets.  Each of Arcade’s sample systems is generally sold to the same category of manufacturers as the product being advertised.  Almost all of these sampling systems have been designed to meet U.S. Postal Service, or USPS, approval for subscription magazine periodical rates, which we believe is a competitive advantage over other products that do not qualify for these rates.

Olfactory sampling systems.  Arcade’s diverse portfolio of fragrance sampling systems, which comprises a variety of proprietary chemistries and processes, historically has represented a significant portion of Arcade’s annual sales.  While scent strip samplers continue to be a widely used technology for sampling products for the fine fragrance industry, we believe that Arcade’s other sampling systems have enabled it to maintain a competitive advantage and affirm Arcade’s position as an innovator in the sampling industry.  In recent years, Arcade’s products have been used in many major new fine fragrance launches that have utilized sampling systems.  Key products include ScentStrip® and LiquaTouch®.   A proprietary technology introduced by Arcade in 1980, ScentStrip® is microencapsulated essential oil deposited between two layers of paper which “snap” open to release a quality fragrance rendition.  ScentStrip® can deliver quality aroma renditions of fine fragrance, personal care, sun care and consumer products.  LiquaTouch® is a patented technology that delivers a rendition of finished fragrance product (e.g. eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator.  LiquaTouch® is hermetically sealed with no pre-release and delivers a spill proof trail of any alcohol formulated fragrance product.  The product is available in a single or dual chamber pressure-sensitive format.

Beauty sampling systems.  Arcade’s portfolio also includes non-fragrance sampling system products, primarily for the beauty industry, which represent a growing percentage of Arcade’s sales.  These sampling systems are utilized to sample cosmetics and beauty care products including foundation, creams and lotions, lipstick and powders.  Key products include BeautiSeal® and ShadeSeal®.  BeautiSeal® is a sampling system for quality renditions of creams, lotion, gel or personal care products which are deposited between the foil layers of a heat-sealed, pressure sensitive well.  BeautiSeal® is ideal for magazine and catalogue inserts, bind-in cards, direct mailers, brochures and in-store handout and regimen cards.  ShadeSeal® is used to sample renditions of cosmetic powders or lip products.  The product rendition is deposited between two substrates which pull apart to offer a trial sample, while a transparent “window” displays the shade.  This product can be utilized in many different formats to accommodate either multiple shades or a variety of cosmetic products, including both long-lasting and conventional lipsticks.  Both key products involve proprietary, patented technology.

Consumer products related offerings.  Arcade’s portfolio of sampling systems is also well suited for use by consumer product offerings.  Its sampling systems have been used to promote laundry detergents, fabric softeners, automobiles, liqueurs, orange juice, breakfast bars and many other consumer products.  The key product is DiscCover®, a peel-and-reveal, non-encapsulated patented sampling system label that opens and reseals, delivering a quality aroma rendition up to 25 times.  This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size.  This technology is popular in the delivery of quality aroma in the marketing of a variety of personal care products and food and beverage products as well as fine fragrances.

Lehigh Direct

Direct marketing.  Complementing the Arcade operations is the Lehigh Direct business.  Lehigh Direct, with over 30 years of experience in the processing of direct marketing materials, serves direct marketers, catalogers, publishers, advertising agencies and national advertisers.  Lehigh Direct specializes in high-quality long-run commercial printing and in-line finished products and can accommodate large marketing projects with its range of digital pre-press, personalization, dimensional printing, in-line finishing, data processing and mailing services.  Lehigh Direct distinguishes itself by offering an array of unique formats including pop-ups, graphic motions, scratch-offs, kiss-cut stickers, magic windows and doors, and creative die-cutting.  Its inkjet personalization capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Sales and marketing

Arcade’s sales and marketing efforts are organized geographically.  The U.S. sales group is supervised by Arcade’s Senior Vice President of Marketing and Business Development, while Arcade’s European sales executives are based in Paris, France, and London, England, and are managed by an executive based in Paris, France.  Arcade also has representatives in Australia, Brazil, Canada, Japan and Mexico.  Each sales executive is dedicated to a certain number of identified customers.  In addition, these sales efforts are supported by production managers/customer service representatives, who are based in Chattanooga, Tennessee; Baltimore, Maryland; and Paris, France.

Lehigh Direct’s sales and marketing efforts are based out of its Broadview, Illinois production facility, with a network of sales representatives located in other strategic locations, covering regions throughout the United States.

Production and manufacturing

Arcade’s manufacturing processes are highly technical and largely proprietary.   Its sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf life, resistance to pressure and temperature variations and various other requirements.  Arcade’s manufacturing processes are composed of one or more of the following:

•                                        formulating cosmetic and fragrance product renditions in Arcade’s in-house laboratories;

•                                        printing advertising pages and other media;

•                                        manufacturing the sampling product, which consists of either applying an encapsulated slurry onto paper or producing sampling  labels that contain fragrance or other cosmetic product renditions; and

•                                        affixing Arcade’s label products onto a preprinted advertising carrier.

All of Arcade’s manufacturing facilities have been awarded International Organization for Standardization, or ISO, 9001:2000 registration.  The ISO standards serve as guidelines for businesses interested in assuring that their processes result in products that reflect the highest level of quality.  The ISO 9001:2000 standard applies to organizations that design, develop and produce, while assuming and controlling quality through continuous improvement.  In addition, both of Arcade’s Chattanooga and Baltimore operations have been awarded The Procter & Gamble Triple Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance.  Both operations are also registered with the Food and Drug Administration for the packaging of regulated cosmetic products, and Arcade maintains environmentally controlled cGMP (current good manufacturing practice) compliant facilities.

We believe that Arcade’s formulation capabilities are among the best in the cosmetics and fragrance sampling industry.  The formulation process is highly complex because Arcade strives to replicate the fragrance of a product in a bottle containing an alcohol solution.  Formulation approval is an interactive process between Arcade and its customers.  Arcade has more than 125 different proprietary formulations that it uses in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition.  A number of these formulations are patented and the majority of the formulation process is based on proprietary methods.  Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved.  Formulation is conducted in Arcade’s specially designed formulation laboratories by trained specialists.

The artwork for substantially all printed pieces is typically furnished by the customer or its advertising agency.  Arcade’s digital prepress department utilizes state-of-the-art technology to transfer customer specifications directly to its printing plates.  Arcade has the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

Lehigh Direct’s production operations are housed in one location in Broadview, Illinois, outside of Chicago.  Press equipment includes halfwebs, standard and extra-wide webs and an array of sophisticated in-line finishing systems.  Lehigh Direct recently announced the addition of a new M-600 web press.  This press, which evidences our commitment to continue investing in our businesses through the addition of state-of-the-art technology, has a closed-loop scanner integrated control system that ensures consistent registration accuracy and color fidelity.

Competition

Jostens

The school-related affinity products and services industry consists primarily of national manufacturers and a number of small regional competitors.  Jostens is one of four national competitors in the sale of yearbooks, class rings and/or graduation products along with American Achievement Corporation, Herff Jones, Inc. and Walsworth Publishing Company.  We believe that Jostens is the largest of the national competitors in yearbooks, class rings and graduation products based on the number of schools served.  American Achievement Corporation and Herff Jones, Inc. are the only other national manufacturers that sell each of these three product lines.  We believe that due to the size of the market, the time required to develop relationships with schools, the cost of acquiring the equipment and the expertise required for the customization of products, there have been few new entrants since the 1970s.

Yearbooks.  In the sale of yearbooks, Jostens competes primarily with American Achievement Corporation (which markets under the Taylor Publishing brand), Herff Jones, Inc. and Walsworth Publishing Company.  Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings.  Customization and personalization combined with technical assistance and customer service capabilities are important factors in yearbook production.

Class and affiliation rings.  Jostens’ competition in class rings consists primarily of two national firms, Herff Jones, Inc. and American Achievement Corporation (which markets the Balfour and ArtCarved brands).  Herff Jones, Inc. distributes its products within schools, while American Achievement Corporation distributes its products through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers.  Jostens distributes its products primarily within schools.  In the affiliation ring market, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors.  Class rings sold through independent and chain jewelers and mass merchandisers are generally lower priced rings than class rings sold through schools.  Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery.

Graduation products.  In the sale of graduation products, Jostens competes primarily with American Achievement Corporation and Herff Jones, Inc. as well as numerous local and regional competitors who offer products similar to Jostens.  Each competes on the basis of service, on-time delivery, product quality, price and product offerings with particular importance given to establishing a proven track record of timely delivery of quality products.

Photography.  Jostens’ sales of school photography products and services are divided between Canada and the United States.  In Canada, Jostens competes with a variety of regional and local photographers.  In the United States, Jostens’ primary competitors are Herff Jones, Inc. and Lifetouch Inc. as well as regional and local photographers.  Each competes on the basis of quality, price, on-time delivery and product offerings.

The Print Group

Von Hoffmann

Textbook manufacturers compete based on their ability to maintain and adhere to a strict manufacturing schedule, the quality of product and service, competitive pricing and capability to provide “one-stop shopping” to the publisher.  Competitive advantages include pricing, quality, service and rapid turnaround as well as other non-print, value-added services including fulfillment and distribution.  Von Hoffmann’s major competitors in the four-color educational textbook manufacturing market are R.R. Donnelley & Sons Company and Quebecor World Inc.  Von Hoffmann’s major competitors in the one- and two-color educational and commercial printing manufacturing markets are Banta Corporation and The Hess Companies.  Von Hoffmann, through Lehigh Lithographers, also competes with Coral Graphics Services, Inc. and Phoenix Color Corporation.

Von Hoffmann’s competition in the commercial printing market is comprised of a more extensive array of smaller and more diversified printing companies that range in size and scope.  The costs of entry relative to people, equipment and facilities are not as significant as the instructional materials market.  We do not believe, however, that any competitor currently encompasses a market position that would prevent Von Hoffmann’s growth in this market sector.

Arcade

While most of Arcade’s sampling systems are manufactured using proprietary technology, Arcade’s competitors are actively engaged in manufacturing products in competition with Arcade’s products.  Competition in Arcade’s market is based on product quality, product technologies, customer relationships, price and customer service.  Arcade’s principal competitors in the printed fragrance and cosmetic samplers market are Webcraft, the fragrance division of Vertis, Inc., Orlandi, Inc. and a number of smaller competitors, including Appliquesence, Delta Graphics, Inc., Follmann & Co., Klocke, Manka Creations, Marietta Corp., Nord’est, Rotakon GmbH and Sampling Dimensions, LLC.  Arcade also competes with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products.  In addition, some cosmetics companies produce sampling products for their own cosmetic products.  Arcade also competes with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

Lehigh Direct

Lehigh Direct competes with a number of regional and national commercial printers.  Its primary competitors are Banta Corporation, R.R. Donnelley & Sons Company, Quebecor World Inc. and Vertis Inc.

Business Strategy

Since the Transactions and the creation of the specialty printing, marketing and school-related affinity products and services enterprise that was formed through the combination of Jostens, Von Hoffmann and Arcade, the principal features of our business strategy have been the following:

Improve customer service and selling strategy to drive growth

We expect to enhance our relationships with our customers through a focus on customer service and sales force effectiveness across our businesses.  Each of the businesses maintain separate sales forces to sell their products, which helps to ensure continuity in our customer relationships.  We believe there are opportunities within each of our businesses to increase sales to existing customers and to expand our customer base through a continued focus on our selling strategy.  At Jostens, our sales strategy is focused on improving account retention and buy rates through enhanced customer service and new product offerings, increasing the cross-selling of additional Jostens products to existing customers and adding new customers.  At Von Hoffmann, our efforts are directed at increasing our sales to existing educational customers through a focus on product quality, customer service and the breadth of our product offering following the acquisition of Lehigh Lithographers.  We also are taking efforts to expand our commercial printing business during our off-peak seasons through a targeted sales effort to non-educational customers.  At Arcade and Lehigh Direct, we intend to grow our market share with our core customers through a continued emphasis on customer service and product innovation.  At Arcade, we also are making efforts to expand our customer base by emphasizing the effectiveness of Arcade’s advertising solutions in less traditional markets such as consumer-packaged goods.

Enhance core product and service offerings

We have continually invested in our businesses to position ourselves as a leader in innovation and breadth of products and services in each market we serve.  Through new product development and services and the addition of new features, add-ons and customization, we believe we will further stimulate the demand for our products, improve account retention and relationships and generate additional revenue.  For instance, Jostens continues to be an industry leader in introducing the electronic manufacturing of yearbooks.  Similarly, Von Hoffmann has selectively added service offerings, such as design, art procurement, editorial, color separation and printing plastic transparencies and decorative covers in the instructional materials and commercial printing markets.  Arcade has expanded its sampling system business by developing and acquiring new technologies in the olfactory and beauty sampling system categories.  Lehigh Direct continues to develop innovative in-line manufacturing solutions for its direct marketing customers.  We continue to invest time and resources to maintain our leading positions in our two operating segments.  Since the closing of the Transactions, we have invested in new equipment, including new presses being installed at Lehigh Direct and Jostens’ Clarksville, Tennessee facility.

Implement near-term cost savings initiatives

By combining our three businesses in connection with the Transactions, we believe that significant, near-term cost saving opportunities exist.  These cost savings will primarily be achieved through procurement initiatives aimed at reducing the costs of materials and services, such as logistics and energy, used in our operations and reducing corporate and administrative expenses.  We are taking steps to reduce our corporate and administrative expenses through selected rationalization of certain overhead costs across our businesses.  A variety of factors could cause us not to achieve the benefits of the savings plan in a timely manner or at all, or could result in harm to our businesses and could adversely affect our results of operations.

Improve operating efficiencies and asset utilization

The combination of Jostens and the businesses comprising the Print Group provides opportunities to maximize the efficiency of our assets and operations and grow revenue and profitability.  The seasonality present in our businesses allows us the opportunity to capture selected commercial printing business.  We also intend to leverage Von Hoffmann’s facilities, our reputation in the commercial market and our management team’s experience in the commercial printing industry to increase our presence in the commercial printing market.

Selectively pursue complementary acquisitions

We intend to pursue opportunistic acquisitions to leverage our existing infrastructure, expand our geographic reach and broaden our product and service offerings.

Seasonality

We experience seasonal fluctuations in our net sales tied primarily to the North American school year.  We recorded approximately 38% of our annual net sales for fiscal 2004 during the second quarter of our fiscal year.  Jostens generates a significant portion of its annual net sales in the second quarter.  Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of Von Hoffmann and Lehigh Lithographers are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year.  The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January.  Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.  The net sales of Arcade and Lehigh Direct have also historically reflected seasonal variations, and we expect these businesses to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future.  These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.  The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

Jostens

The principal raw materials that Jostens purchases are precious metals, paper products and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility.  To manage the risk associated with changes in the prices of precious metals, Jostens enters into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

Matters pertaining to our market risks are set forth below in ITEM 7A, Quantitative and Qualitative Disclosures about Market Risk.

The Print Group

The principal raw materials purchased by the Print Group consist of paper and ink.  Paper costs generally flow through to the customer as paper is ordered for specific jobs and the Company does not take significant commodity risk on paper.  Von Hoffmann operates a paper management program for several of its customers, which is designed to allow Von Hoffmann to (1) standardize the type of paper it uses on presses, thereby reducing production and start-up costs and (2) avoid the cost of additional storage space and production inefficiencies required by separating each publisher’s consigned paper.  Customers are not contractually obligated to purchase their paper through this program and customer participation varies from year to year.

Generally, the raw materials used by Arcade in the manufacturing of its products have been readily available from numerous suppliers and have been purchased by Arcade at prices that we believe are competitive.  However, Arcade’s encapsulated paper products utilize specific grades of paper, which Arcade purchases primarily from one manufacturer.  We continue to research methods of replicating the advantages of these specific grades of paper with other available grades of paper.  These paper products are subject to comprehensive evaluation and certification by Arcade for quality, consistency and fit.  Certain of Arcade’s foil laminates are also purchased from single sources under certain specifications.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement.  However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year.  Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, primarily related to student yearbooks, was $359.2 million and $340.6 million as of the end of 2004 and 2003, respectively.  We expect most of the 2004 backlog to be confirmed and filled in 2005.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.  Our costs include compliance with such laws and regulations, which generally have become more stringent over time.

Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.  Some of our current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of our environmental management program, we are currently involved in environmental remediation at several properties.  Principal among them is a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000.  As of January 1, 2005, Jostens had made payments totaling $7.6 million for remediation at this site.  During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  Based on findings included in remediation reports and discussions with our advisors, we estimate that less than $1 million will be needed to finish addressing environmental conditions there, of which the balance is included in “other accrued liabilities” in our consolidated balance sheet as of January 1, 2005.  Jostens will have certain ongoing monitoring obligations following the completion of remediation.  We do not expect the cost of such ongoing monitoring to be material.  While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.  Jostens has not established a receivable for potential recoveries as of January 1, 2005.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights.  We enter into confidentiality and licensing agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our and our customers’ and vendors’ know-how, trade secrets and other proprietary information and intellectual property.  We have trademarks registered in the United States, and we have also filed and registered trademarks in over 15 jurisdictions around the world, including Australia, Brazil, the European Union and Japan.  In particular, Arcade has registered patents covering the proprietary processes used to produce many of its products in both the United States and abroad and has submitted patent applications for certain of its other manufacturing processes.  However, many of Arcade’s manufacturing processes are not covered by any patent or patent application.  As a result, our business may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us.  We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

Our company has ongoing research efforts and expects to seek additional patents in the future covering results of its research.  Pending patent applications filed by us may not result in patents being issued.  Similarly, patents now or hereafter owned by us may not afford protection against competitors with similar or superior technology.  Our patents may be infringed upon, designed around by others, challenged by others or held to be invalid or unenforceable.

Employees

As of March 1, 2005, we had approximately 8,300 full-time employees.  As of March 1, 2005, approximately 900 of Jostens’ employees were represented under two collective bargaining agreements that expire in June and August of 2007 and approximately 600 employees of our businesses comprising the Print Group were represented under six collective bargaining agreements that expire at various times between April 2005 and March 2008.

Given the seasonality of its business, Jostens utilizes a high percentage of seasonal employees to maximize efficiency and manage its costs. The total number of employees fluctuates throughout the year, with the number typically being highest in March and lowest in July.

We consider our relations with our employees to be satisfactory.

International Operations

Jostens’ and Arcade’s foreign sales are derived primarily from operations in Canada and Europe, respectively. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our businesses.

ITEM 2.                             PROPERTIES

A summary of the physical properties we currently use follows:

Business	Facility Location (1)	Principal Purpose	Square Footage	Status

Jostens	Topeka, Kansas	Yearbook printing	236,000	Owned
	Winston-Salem, North Carolina	Yearbook printing	132,000	Owned
	Bloomington, Minnesota	Corporate office	109,000	Owned
	Clarksville, Tennessee	Yearbook printing	105,000	Owned
	Laurens, South Carolina	Graduation products	98,000	Owned
	Visalia, California	Yearbook printing	96,000	Owned
	Owatonna, Minnesota	Sales and administrative office space	88,000	Owned
	Shelbyville, Tennessee	Graduation products	87,000	Owned
	Winnipeg, Manitoba	Photo processing	69,000	Owned
	State College, Pennsylvania	Yearbook printing	66,000	Owned
	Denton, Texas	Ring manufacturing	56,000	Owned
	Attleboro, Massachusetts	Ring manufacturing	52,000	Owned
	Owatonna, Minnesota	Refinery/warranty service	30,000	Owned
	Indianapolis, Indiana	Photography office	8,600	Owned
	Laurens, South Carolina	Warehouse facility	74,000	Leased
	Shelbyville, Tennessee	Warehouse facility	72,000	Leased
	Topeka, Kansas	Warehouse facility	60,000	Leased
	Burnsville, Minnesota	Design/tooling	47,000	Leased
	Bloomington, Minnesota	Administrative office space	37,000	Leased
	Owatonna, Minnesota	Warehouse facility and office space	29,000	Leased
	Clarksville, Tennessee	Warehouse facility	13,000	Leased
	Visalia, California	Warehouse facility	13,000	Leased
	Winnipeg, Manitoba	Sales and administrative office space	13,000	Leased
	State College, Pennsylvania	Yearbook printing	9,000	Leased
	State College, Pennsylvania	Warehouse facility	6,000	Leased
	Winnipeg, Manitoba	Warehouse facility	6,000	Leased
	Yorba Linda, California	Sales and administrative office space	6,000	Leased

The Print Group
Von Hoffmann	Jefferson City, Missouri	Four-color book manufacturing	636,000	Owned
	Owensville, Missouri	One- and two-color book manufacturing, distribution and fulfillment	450,000	Owned
	Eldridge, Iowa	One- and two-color book manufacturing	325,000	Owned

	Arlington Heights, Illinois	Creative and book design services	46,000	Leased
	St. Louis, Missouri	Executive offices	25,000	Leased

Lehigh Lithographers	Pennsauken, New Jersey	Digital pre-press and book cover production	145,000	Owned	(2)

Arcade	Chattanooga, Tennessee	Executive offices and primary production facility	67,900	Owned
	Chattanooga, Tennessee	Product development and manufacturing	36,700	Owned
	Chattanooga, Tennessee	Production and warehousing	29,500	Owned
	Baltimore, Maryland	Production and warehousing	60,000	Leased
	Baltimore, Maryland	Warehouse facility	13,000	Leased
	New York, New York	Executive and sales offices	8,100	Leased
	Paris, France	Sales office	4,600	Leased

Lehigh Direct	Broadview, Illinois	Digital direct marketing, pre-press and production	212,000	Owned

(1)          Excludes properties held for sale.

(2)          Includes 31,600 square footage of a leased bindery facility.

In addition, we lease smaller sales and administrative office space and photography space in other locations.  In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations.  The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business.   In addition, certain of our properties are subject to a mortgage held by Visant’s lenders under its senior secured credit facilities.

ITEM 3.                             LEGAL PROCEEDINGS

On February 11, 2004, plaintiff Christian Pocino filed a complaint against Jostens in the Superior Court of California for the County of Los Angeles for alleged breach of express warranty (Cal. Comm. Code Section 2313), and for alleged violation of California’s false advertising and unfair competition laws (Cal. Bus. & Prof. Code Sections 17500 and 17200).  Plaintiff alleged that Jostens violated these laws by purportedly violating Federal Trade Commission “guides” with regard to the marketing and sale of jewelry.  Specifically, plaintiff contended that: (1) Jostens failed to comply with the FTC guide that every use of the word “stone” be immediately preceded by the word “imitation”, “synthetic” or a similar term; and (2) Jostens failed to comply with a separate FTC guide relating to use of the word silver in connection with Jostens’ SilverElite® with platinum alloy.  Plaintiff sought equitable relief and unspecified monetary damages on behalf of himself and a purported class of similarly-situated consumers.

Jostens brought a demurrer and motion to strike the plaintiff’s complaint on June 25, 2004, challenging the legal sufficiency of plaintiff’s allegations on the basis, inter alia, that the FTC guides are nonbinding and that plaintiff’s allegations generally failed to state a claim on which relief could be granted.  On August 13, 2004, the Superior Court sustained Jostens’ demurrer with leave to amend.

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum.  On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint.  On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend.   The plaintiff filed a second amended complaint dated December 16, 2004.  The court dismissed the action on January 26, 2005.  The plaintiff has appealed the court’s decision.  It is anticipated that the appeal will be fully briefed by the fourth quarter of 2005 and that arguments will occur thereafter.

In communications with U.S. Customs and Border Protection (Customs), the Company has learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  In late January 2005, Jostens promptly filed with Customs a voluntary disclosure to limit its monetary and penalty exposure.  The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years.   Additionally, Customs may impose interest on the loss of revenue.  No formal notice of, or demand for, the loss of revenue has yet been issued by Customs.  A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (NAFTA), in which case there should be no loss of revenue or interest payment owed Customs.  However, Customs allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens is in the process of addressing this technical oversight but may be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004.  Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors.  Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability.  However, there can be no assurance that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on the Company’s results of operations.

We are also a party to other litigation arising in the normal course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  We believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent on October 4, 2004, the stockholders approved the 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries.

By Action of Stockholders Taken by Written Consent on October 4, 2004, the stockholders approved the reconstitution of the Board of Directors up to eight directors and appointed each of Messrs. Reisch, Bae, Burgstahler, Dean, Navab, Olson and Pieper as new directors.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock.  As of March 23, 2005, there were 27 stockholders of record of the Holdings Class A Common Stock.  See ITEM 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a discussion of the ownership of Holdings.  Holdings beneficially owns 100% of the common stock of Visant.

Holdings has not paid cash dividends on its common stock and does not anticipate paying any such dividends in the foreseeable future.  Visant may from time to time pay cash dividends on its common stock to permit Holdings to make required payments relating to its 10¼% senior discount notes.

Visant’s senior secured credit facility and the indenture relating to the 10¼% senior discount notes of Holdings (the “Holdings notes”) prohibit the payment of dividends by Holdings on shares of common stock (other than dividends payable solely in shares of capital stock of Holdings).  Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries.  Each of the senior secured credit facility and the indenture relating to the 7 5/8% senior subordinated notes of Visant contains covenants which impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdings.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of January 1, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2004 Stock Option Plan	137,871	$96.10401	372,359
2003 Stock Incentive Plan	197,988	$87.12	100,035

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act.  For the quarter ended January 1, 2005, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except that on October 4, 2004, (a) Holdings sold (i) in connection with the Transactions and the contribution by Fusion of the stock of Von Hoffmann and Arcade to Holdings, 2,664,356 shares of its Class A Voting Stock (the “Class A Common Stock”) and one share of its Class C Voting Stock (the “Class C Common Stock”) to Fusion Acquisition LLC, an affiliate of KKR, for an aggregate purchase price of $256.1 million and; (ii)

36,419 shares of its Class A Common Stock to Mr. Marc L. Reisch, our Chief Executive Officer, for an aggregate purchase price of $3.5 million; (b) Holdings issued 10,405 restricted shares of Class A Common Stock, and 127,466 options to purchase Class A Common Stock with an exercise price of $96.10401 per share to Mr. Marc L. Reisch in consideration of his employment by us, in each case in reliance on Section 4(2) of  the Securities Act; and (c) Visant sold  $500 million in aggregate principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due 2012 in a private placement under Rule 144A and Regulation S under the Securites Act to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States.  On March 30, 2005, we completed an offer to exchange the entire principal amount of the Visant notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.

On January 20, 2004, Holdings issued an aggregate of 251,258 options to purchase Class B Common Stock with an exercise price of $87.12 per share to certain directors and members of management under the 2003 Stock Incentive Plan.  In connection with the Transactions, these stock options were converted into options to purchase shares of Class A Common Stock of Holdings.  A total of 53,270 options under this plan were cancelled during 2004.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data of Holdings set forth below presents the consolidated financial data of Holdings, Von Hoffmann and Arcade after July 29, 2003 as a result of the common ownership of these entities by affiliates of DLJMBP III on such date.  The selected historical financial data for the fiscal year ended January 1, 2005 (successor), the period from July 30, 2003 to January 4, 2004 (five months, successor), the period from December 29, 2002 to July 29, 2003 (seven months, predecessor) and for each of the three fiscal years in the period ended December 28, 2002 (predecessor) have been derived from our audited historical consolidated financial statements.  The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Successor)	Jostens, Inc. (Predecessor)
In millions, except for percentages	2004	Five Months 2003	Seven Months 2003	2002	2001	2000

Statement of Operations Data (1):
Net sales	$1,462.2	$502.7	$504.1	$756.0	$736.6	$724.6
Cost of products sold	915.0	335.9	218.6	316.0	311.2	305.1
Gross profit	547.2	166.8	285.5	440.0	425.3	419.5
Selling and administrative expenses	434.0	168.5	196.4	306.4	300.9	301.7
Transaction costs (2)	15.9	0.2	31.0	—	—	46.4
Special charges (3)	15.7	—	—	—	2.5	0.3
Operating income (loss)	81.6	(1.9)	58.1	133.6	121.9	71.1
Loss on redemption of debt (4)	75.8	0.5	13.9	1.8	—	—
Interest expense, net	160.3	68.0	32.5	67.3	76.8	58.9
Other income	(1.0)	—	—	—	—	—
Equity losses and write-down of investment (3)	—	—	—	—	—	6.7
(Loss) income from continuing operations before income taxes	(153.5)	(70.4)	11.7	64.5	45.1	5.5
(Benefit from) provision for income taxes	(52.8)	(19.2)	8.7	36.2	18.6	16.0
(Loss) income from continuing operations	(100.7)	(51.2)	3.0	28.3	26.5	(10.5)
Gain (loss) on discontinued operations, net of tax	—	—	—	1.6	(22.4)	(2.3)
Cumulative effect of accounting change, net of tax	—	—	4.6	—	—	(5.9)
Net (loss) income	(100.7)	(51.2)	7.6	29.9	4.1	(18.7)
Dividends and accretion on redeemable preferred shares	—	—	(6.5)	(11.7)	(10.2)	(5.8)
Net (loss) income available to common shareholders	$(100.7)	$(51.2)	$1.1	$18.2	$(6.1)	$(24.5)

Statement of Cash Flows:
Net cash provided by (used in) operating activities	$114.1	$103.0	$(6.8)	$55.5	$71.6	$35.5
Net cash used in investing activities	(37.9)	(552.3)	(11.9)	(22.8)	(15.8)	(18.2)
Net cash (used in) provided by financing activities	(40.5)	482.3	12.9	(64.8)	(39.3)	(29.3)

Other Financial Data (1):
Ratio of earnings to fixed charges and preferred stock dividends (5)	—	—	1.3	x	1.9	x	1.6	x	1.1	x
Depreciation and amortization	$164.2	$47.8	$14.6	$26.9	$28.6	$26.8
Capital expenditures	49.3	20.7	6.1	22.8	22.2	21.2

Balance Sheet Data:
Cash and cash equivalents	$85.0	$49.1	$10.9	$43.1	$26.6
Working capital (6)	37.9	23.0	(51.5)	(55.0)	(12.8)
Property and equipment, net	241.1	272.1	65.4	68.2	79.3
Total assets	2,511.4	2,522.6	327.5	374.6	388.3
Total debt	1,695.5	1,476.4	589.4	647.0	684.8
Redeemable preferred stock (7)	—	258.8	70.8	59.0	48.8
Shareholders’ equity (deficit)	212.3	173.9	(582.5)	(599.1)	(586.3)

(1)        Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the exit of our Recognition business.  See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)        For 2004, transaction costs represent $15.9 million of expenses incurred in connection with the Transactions.  For the successor period in 2003, transaction costs represent $0.2 million of expenses incurred in connection with the 2003 Jostens merger.   For the predecessor period in 2003, transaction costs represent $31.0 million of expenses incurred in connection with the 2003 Jostens merger.  For 2000, transaction costs represent $46.4 of million of expenses incurred in connection with the merger and recapitalization of Jostens.

(3)        For 2004, special charges consist of restructuring charges of $3.9 million for employee severance and equipment relocation related to closure of the Frederick, Maryland and Precision Offset Printing, Inc. facilities and $11.8 million of restructuring charges consisting primarily of severance costs for the termination of senior executives and other employees associated with reorganization activity as a result of the Transactions.  For 2001, special charges represent $2.1 million of severance costs in conjunction with the termination of three senior executives and $0.4 million to write off an investment in a joint venture in

Mexico.  For 2000, special charges represent $0.3 million of additional restructuring costs related to exiting Jostens’ direct marketing sales channel to college alumni in 1999, and equity losses and write-downs of $6.7 million in connection with two equity investments.

(4)        For 2004, loss on redemption of debt represents a loss of $75.4 million in connection with repayment of all existing indebtedness and remaining preferred stock of Jostens, Von Hoffmann and Arcade in conjunction with the Transactions and a loss of $0.4 million in connection with the repurchase of $5.0 million principal amount of Jostens’ 12 ¾% senior subordinated notes prior to the Transactions.  For the successor period in 2003, loss on redemption of debt represents a loss of $0.5 million in connection with the repurchase of $8.5 million principal amount of Jostens’ 12 ¾% senior subordinated notes.  For the predecessor period in 2003, loss on redemption of debt represents a loss of $13.9 million consisting of the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ senior secured credit facility.  For 2002, loss on redemption of debt represents a loss of $1.8 million in connection with the repurchase of $7.5 million principal amount of Jostens’ 12 ¾% senior subordinated notes.

(5)        For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges.  Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs (and for any period subsequent to the adoption of SFAS 150, accretion of preferred stock dividends), and the portion of rental expense that we believe is representative of the interest component of rental expense.  For 2004 and the successor period in 2003, we did not cover fixed charges by $153.5 million and $70.4 million, respectively.

(6)        Working capital represents current assets (excluding cash and cash equivalents and deferred income taxes) less current liabilities (excluding short-term borrowings and current maturities of long-term debt, deferred income taxes, income taxes payable and interest payable, as applicable).

(7)        Liquidation preference of redeemable preferred stock as of the end of 2003, 2002, 2001and 2000 was $222.6 million, $86.3 million, $75.2 million and $65.6 million, respectively, including accrued dividends.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements”.  You should read the following discussion in conjunction with ITEM 6, Selected Financial Data and the consolidated financial statements and related notes included herein.

Management Overview

Our businesses generate a significant portion of their net sales through the sale of specialty printing and marketing products to the North American education sector.  Our printing and marketing products include, among others, yearbooks, educational materials, diplomas, announcements, direct marketing materials and commercial printing.  We also manufacture and distribute school-related affinity products and services, such as class rings, graduation products and school photography.  We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces.  Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality and service and price.

In connection with the Transactions, during the fourth quarter of 2004, we changed the Company’s reportable segments to reflect the impact of the Transactions, including the addition of the results of operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct to our consolidated reported results.  The segments were identified based on factors including the nature of products and services, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses the information for decision-making purposes.  Our reportable segments consist of Jostens and our Print Group.

Jostens is the nation’s leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.  Jostens’ products include class rings and graduation products (together “scholastic products”), yearbooks and school photography.  Graduation products include diplomas, graduation regalia such as caps and gowns, accessories and fine paper announcements.  This business is affected by seasonality of sales, buy rates, the prices of its products and services, the maintenance and addition of accounts and trends in consumer purchasing demands or consumer preferences.  We believe that our success in the school-related affinity products and services industry depends on our ability to effectively address the degree of seasonality in our industry and the highly specific needs of our customers, who require personalized, timely service.

The Print Group includes the operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct.  Effective immediately upon the close of the Transactions, we initiated actions to operate and manage these operations as an integrated business specializing in the production of printed materials.  Von Hoffmann is a leading manufacturer of four-color case bound and soft-cover educational textbooks, standardized test materials and related components for major educational publishers in the United States.  Von Hoffmann also provides commercial printing services to non-educational customers, including business-to-business catalogers.  Lehigh Lithographers is a leading provider of textbook covers.  Arcade is a leading global marketer and manufacturer of multi-sensory and interactive advertising sampling systems for the fragrance, cosmetics and personal care markets as well as other consumer product markets, including household products and the food and beverage industries.  Lehigh Direct provides a range of innovative printing products and services to the direct marketing sector.  The sale of products by Von Hoffmann and Lehigh Lithographers is affected by a number of factors including competition, the ELHI textbook adoption process, general economic conditions and market seasonality.  The sale of instructional materials is also affected over the long term by demographic trends in ELHI and college populations.  Arcade sells its products to fragrance companies, prestige and mass cosmetic companies, consumer products companies, department stores, home shopping retailers and specialty retailers.  Lehigh Direct provides products and services primarily to direct marketers.  The advertising and marketing budgets of these customers are affected by prevailing economic cycles and market conditions.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year.  For 2004, we recorded approximately 38% of our annual net sales during the second quarter of our fiscal year.  Jostens generates a significant portion of its annual net sales in the second quarter.  Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of Von Hoffmann and Lehigh Lithographers are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year.  The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January.  Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.  The net sales of Arcade and Lehigh Direct have also historically reflected seasonal variations, and we expect these businesses to generate a majority of their annual net sales during our third and fourth quarters.  These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.  The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Excess capacity in the commercial printing industry in which we operate coupled with recent weaker economic conditions have resulted in continued downward pricing pressures in an already competitive industry environment.  Our net sales include sales to certain customers of paper we purchase.  The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales.  We generally are able to pass on increases in the cost of paper to our customers across most product lines as such increases are realized by us.  Increases in paper prices that began in the second quarter of 2004 continued throughout the year.  These increases are expected to continue through 2005.  In addition, global and U.S. aluminum supply has shown increasing tightness.  Aluminum is a key component of lithographic plates used in the printing process.  While our vendors are working to minimize the impact by managing product demand and sourcing alternative aluminum vendors, this tightness in supply may affect our ability to obtain plates and could result in increases in the price for plates.

Acquisitions

2003 Jostens Merger.  On July 29, 2003, DLJMBP III acquired Jostens through a merger in which Jostens became the surviving company and our wholly-owned subsidiary.  Jostens paid $471.0 million to holders of its common stock, warrants and options representing a cash payment of $48.25 per share.  Jostens accounted for the merger using the purchase method of accounting.  The aggregate purchase price of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the merger.  As a result of the merger, Jostens reflected a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 3, 2004 (five months) in its consolidated financial statements for fiscal 2003.

Lehigh Press Acquisition.  On October 22, 2003, Von Hoffmann acquired all of the outstanding shares of Lehigh Press for approximately $108.3 million, which we refer to as the Lehigh Press Acquisition.  The Lehigh Press Acquisition was financed by the borrowing of funds under Von Hoffmann’s former senior secured credit facilities and cash on hand.  The acquisition was accounted for under the purchase method of accounting.  The cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The allocation of purchase price resulted in value being assigned to intangible assets and goodwill of $45.3 million and $49.8 million, respectively.  In addition, approximately $3.0 million has been escrowed for certain potential indemnification obligations pursuant to the related stock purchase agreement.  The escrow provisions expire in April 2005.

The Transactions.  On July 21, 2004, Holdings entered into a contribution agreement with Fusion Acquisition LLC (“Fusion”), an affiliate of KKR, pursuant to which Fusion contributed (the “Contribution”) all of the stock of Von Hoffmann  and Arcade that Fusion acquired immediately prior to such Contribution pursuant to two separate mergers in exchange for shares of Holdings common stock.  Subsequent to the Contribution, Holdings caused all of the equity interests of Von Hoffmann and Arcade held by it to be contributed to Visant, which resulted in Von Hoffmann and Arcade becoming wholly-owned subsidiaries of Visant.  The Contribution, mergers and related financing transactions are referred to collectively as the “Transactions”.

Restructuring Activity

On March 16, 2005, Jostens announced a reorganization of operational, sales and administrative functions that altered the existing management structure and resulted in a reduction of staff.  We do not expect the severance and related costs incurred as a result of this initiative to be material.

On November 10, 2004, Von Hoffmann announced the closure of its Frederick, Maryland facility.  The decision to close the Frederick facility was made in an effort to rationalize its one- and two-color capacity by consolidating the one- and two-color print operations primarily into the Eldridge, Iowa and Owensville, Missouri facilities, which can offer greater scale efficiencies and state-of-the-art equipment.  We expect to incur a total pre-tax charge of approximately $5.5 million to $6.0 million related to severance payments, equipment relocation costs and the write-down of certain fixed assets that will not be relocated.  The cash portion of this charge is estimated to be approximately $3.0 million to $3.5 million.  During 2004, we incurred approximately $2.7 million of pre-tax expenses included in “special charges” and $1.9 million of pre-tax expenses included in “cost of products sold” associated with this closure.  A liability of $2.6 million related to these charges is classified in “other accrued liabilities” in our consolidated balance sheet as of January 1, 2005.  We anticipate the closure of the facility to be completed during the first half of fiscal 2005 and will incur the remaining charges during that time period.

On June 22, 2004, Jostens announced its decision to close its graduation diploma customer service and production operations at its Red Wing, Minnesota manufacturing facility, and to relocate these operations to facilities in Owatonna, Minnesota, Shelbyville, Tennessee and Topeka, Kansas.  During 2004, we recorded a $2.9 million purchase accounting adjustment to recognize a liability for severance and other personnel costs related to the involuntary termination or relocation of approximately 180 full-time and seasonal plant and administrative employees associated with the closure.  The decision to close the Red Wing facility was made in order to improve customer service and the overall efficiency of Jostens.  In addition to the exit costs, during 2004, Jostens incurred $1.0 million of capital expenditures, as well as approximately $3.7 million of pre-tax expenses included in “cost of goods sold” and “selling and administrative expenses” to transfer equipment, develop information systems and train employees.

On June 18, 2004, Von Hoffmann announced plans to integrate the skills and capabilities of its three premedia operations:  Preface, H & S Graphics and Lehigh Digital, to form one full-service business known as Anthology, Inc., which performs services from creative through premedia.  The integration of these operations into one facility located in Arlington Heights, Illinois is expected to be completed during the first half of 2005.  The cost impact to our ongoing operations and financial position is not expected to be material.

On December 11, 2003, Von Hoffmann announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc., or Precision, subsidiary.  The remaining operations of this subsidiary have been combined into the Pennsauken, New Jersey-based Lehigh Lithographers division of Lehigh Press.  The purpose of the closure was to reduce the cost structure as well as to consolidate Von Hoffmann’s service offerings to the educational customers who print products on plastics and other synthetic substrates.  During 2004, we incurred approximately $1.2 million of pre-tax expenses included in “special charges” and $1.0 million of pre-tax expenses included in “cost of products sold” associated with this closure.

Other Factors Affecting Comparability

On July 29, 2003, Jostens was acquired by DLJMBP III through a merger in which Jostens became the surviving company and our wholly-owned subsidiary.  As a result of the 2003 Jostens merger, Jostens applied purchase accounting, and a new basis of accounting began on July 29, 2003.  Accordingly, the results of operations of Jostens for periods prior to the acquisition are not comparable to results for subsequent periods.  In the discussion below, we have isolated the impact of purchase accounting on Jostens’ results of operations.

As a result of the merger, we have reflected a Jostens predecessor period from December 29, 2002 to July 29, 2003 and a successor period from July 30, 2003 to January 3, 2004 (together, the “Twelve Month 2003” period) in the management’s discussion and analysis of financial condition and results of operations for fiscal 2003.  The financial information for the predecessor periods prior to July 29, 2003 is that of Jostens and its wholly-owned subsidiaries and was prepared using Jostens’ historical basis of accounting.

As further disclosed in the Notes to Consolidated Financial Statements, the assets and liabilities pertaining to the Lehigh Direct division of Lehigh Press have been reclassified within their respective individual financial statement line items rather than as an asset held for sale as previously reported.  Furthermore, the statement of operations for the successor period in 2003 includes the reclassification of the Lehigh Direct division’s results of operations previously reported as a discontinued operation.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ significantly from those estimates and assumptions.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s judgment about the effect of matters that are uncertain.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, recoverability of long-lived assets, continued value of goodwill and intangibles and pension and other postretirement benefits.  Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made.  Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Goodwill and Indefinite-Lived Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions.  The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.  The impairment testing was completed as of the beginning of our fourth quarter and we believe that there are no indications of impairment.

However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which totaled approximately $1.7 billion at the end of 2004.

Pension and Other Postretirement Benefits

Jostens sponsors several defined-benefit pension plans that cover nearly all of its employees.  Jostens also provides certain medical and life insurance benefits for eligible retirees.  Von Hoffmann maintains a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh Press not otherwise covered by collective bargaining agreements (the “Lehigh Pension”).  On December 31, 2004, the Lehigh Pension plan was merged into one of Jostens’ defined benefit pension plans.  Jostens and Von Hoffmann account for their respective plans under SFAS No. 87, Employer’s Accounting for Pensions, which requires management to use three key assumptions when computing estimated annual pension expense.  These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

Of the three key assumptions, only the discount rate is based on external market indicators, such as the yield on currently available high-quality, fixed income investments or annuity settlement rates.  The discount rate used to value the pension obligation at any year-end is used for expense calculations the next year.  For the rates of expected return on assets and compensation increases, management uses estimates based on experience as well as future expectations.  Due to the long-term nature of pension liabilities, management attempts to choose rates for these assumptions that will have long-term applicability.

The following is a summary of the three key assumptions that were used in determining 2004 pension expense for Jostens and Von Hoffmann, along with the impact of a 1% change in each assumed rate.  Brackets indicate annual pension expense would be reduced.  Modification of these assumptions does not impact Jostens’ and Von Hoffmann’s respective pension funding requirements.

Assumption	Rate	Impact of 1% increase	Impact of 1% decrease
Jostens
Discount rate	6.00%	$(556)	$1,799
Expected return on plan assets	9.50%	(1,893)	1,893
Rate of compensation increases	6.30%	526	(456)
Von Hoffmann
Discount rate	6.25%	(456)	234
Expected return on plan assets	7.50%	(222)	222
Rate of compensation increases	3.00%	124	(111)

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items such as capital assets for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  On a consolidated basis, we have established a tax valuation allowance of $16.9 million as of the end of fiscal 2004 related to capital loss carryforwards and foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized.  As a result of the Transactions, the valuation allowance attributable to accrued interest was reduced by approximately $12.5 million because the related tax benefit is likely to be fully realized.  The valuation allowance was also reduced by approximately $10.7 million because a capital loss carryforward expired at the end of 2004.

Revenue Recognition

The SEC’s Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues.  In accordance with SAB No. 101, we recognize revenue when products are shipped (if shipped FOB shipping point), delivered (if shipped FOB destination), risk of loss transfers or as services are performed as determined by contractual agreement and collectibility is reasonably assured.  The policies are consistent with industry practices.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal year 2004 (successor), the Twelve Month 2003 period, the successor period from July 30, 2003 to January 3, 2004, the predecessor period from December 29, 2002 to July 29, 2003 and fiscal year 2002 (predecessor).  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

In thousands	Holdings (Successor)	Twelve Months 2003	Holdings (Successor)	Jostens, Inc. (Predecessor)		% Change between Twelve Months 2003 and 2004	% Change between 2002 and Twelve Months 2003
	2004		Five Months 2003	Seven Months 2003	2002
Net sales	$1,462,161	$1,006,722	$502,664	$504,058	$755,984	45.2%	33.2%

Gross profit	547,197	452,302	166,838	285,464	440,023	21.0%	2.8%
% of net sales	37.4%	44.9%			58.2%

Selling and administrative expenses	434,068	364,900	168,470	196,430	306,449	19.0%	19.1%
% of net sales	29.7%	36.2%			40.5%

Transaction costs	15,899	31,186	226	30,960	—	(49.0)%	NM

Special charges	15,663	—	—	—	—	NM	NM

Operating income (loss)	81,567	56,216	(1,858)	58,074	133,574	45.1%	(57.9)%
% of net sales	5.6%	5.6%			17.7%

Interest expense, net	160,279	100,436	67,990	32,446	67,326	59.6%	49.2%

Loss on redemption of debt	75,849	14,381	503	13,878	1,765	427.4%	714.8%

(Benefit from) provision for income taxes	(52,771)	(10,541)	(19,236)	8,695	36,214	(400.6)%	NM

Cumulative effect of accounting change	—	4,585	—	4,585	—	NM	NM

Net (loss) income	(100,698)	(43,475)	(51,115)	7,640	29,906	(131.6)%	NM

NM = Not meaningful

We consider our business to be managed on the basis of two reportable segments:  Jostens and our Print Group.  The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal year 2004 and the successor period from July 30, 2003 to January 3, 2004.  As a result of the 2003 Jostens merger, we have accounted for the consolidation of Jostens, Von Hoffmann and Arcade as entities under common control as of July 30, 2003.  Since our Print Group consists of the operations of Von Hoffmann, including its subsidiary, Lehigh Press, as well as Arcade, our consolidated results of operations prior to July 30, 2003 do not include the operations of the Print Group.  For additional financial information about our operating segments, see Note 18 of the Notes to Consolidated Financial Statements.

	Holdings (Successor)		Holdings (Successor)	Jostens, Inc. (Predecessor)	% Change between Twelve Months
		Twelve Months	Five Months	Seven Months	2003 and
In thousands	2004	2003	2003	2003	2004
Net sales
Jostens	$807,239	$788,229	$284,171	$504,058	2.4%
Print Group	654,922	218,493	218,493	—	NM
	$1,462,161	$1,006,722	$502,664	$504,058	45.2%
Operating income (loss)
Jostens	$36,848	$35,518	$(22,556)	$58,074	3.7%
Print Group	44,969	20,698	20,698	—	NM
Other	(250)	—	—	—	NM
	$81,567	$56,216	$(1,858)	$58,074	45.1%

NM = Not meaningful

Year Ended January 1, 2005 Compared to the Twelve Month 2003 Period

Net sales.  Net sales increased $455.4 million, or 45.2%, to $1,462.2 million for 2004 from $1,006.7 for the Twelve Month 2003 period.  The consolidation of the Print Group with Visant accounted for $436.4 million of the increased net sales, while Jostens’ net sales increased $19.0 million, or 2.4%, compared to the same prior year period.

The 2.4% increase in Jostens’ net sales resulted primarily from price increases across all product lines partially offset by a reduction in overall volume.  This lower overall sales volume was largely a result of decreased sales orders primarily associated with a modest decline in net accounts and buy rates.  This decline was partially offset by increased sales volume for graduation regalia products, increased sales volume for yearbooks associated with our acquisition of a yearbook business in the latter part of 2003 and an increase in the number of color yearbook pages printed.

Gross profit.  Gross profit increased $94.9 million, or 21.0%, to $547.2 million for 2004 from $452.3 million for the Twelve Month 2003 period.  As a percentage of net sales, gross profit margin decreased 7.5 percentage points to 37.4% for 2004 from 44.9% for the Twelve Month 2003 period.  The consolidation of the Print Group with Visant contributed $97.2 million of the gross profit increase, but negatively impacted gross profit margin by 6.0 percentage points, since the Print Group is characterized by typically lower gross margins than Jostens.  Jostens’ gross profit decreased $2.3 million, or 0.6%, compared to the same prior year period.  Excluding costs associated with purchase accounting related to the 2003 merger ($54.6 million of depreciation and amortization expense in 2004 and $43.3 million of inventory costs and depreciation and amortization expense in 2003), Jostens’ gross profit increased $8.9 million resulting in a 0.2 percentage point increase in gross profit margin.

Jostens’ gross profit was favorably impacted in 2004 by the sales fluctuations discussed above as well as the absence of prior year costs associated with difficulties we encountered in connection with an ERP system implementation.  In 2003, we incurred additional production costs, as well as certain selling and administrative expenses, in order to resolve those difficulties while continuing to provide timely delivery of our products.  Although our efforts minimized the impact to our customers, the associated costs negatively impacted our margins in 2003.  We have since resolved our production issues related to the ERP system installation.  Conversely, Jostens’ gross profit in 2004 was negatively impacted by increased costs for precious raw materials compared to last year as well as period costs associated with the facility closure and relocation of our graduation diploma production and customer service operations.

Selling and administrative expenses.  Selling and administrative expenses increased $69.2 million, or 19.0%, to $434.1 million for 2004 from $364.9 million for the Twelve Month 2003 period.  As a percentage of net sales, selling and administrative expenses decreased 6.5 percentage points to 29.7% for 2004 from 36.2% for the Twelve Month 2003 period.  The consolidation of the Print Group with Visant contributed $50.4 million of the increased expense, but favorably impacted selling and administrative expenses as a percentage of net sales by 7.9 percentage points.  Jostens’ selling and administrative expenses increased $19.2 million, or 5.6%, compared to the same prior year period.  Excluding costs associated with purchase accounting related to the 2003 Jostens merger

($40.9 million and $17.3 million of depreciation and amortization expense in 2004 and 2003, respectively), Jostens’ selling and administrative expenses decreased $4.3 million and selling and administrative expenses as a percentage of net sales declined 1.3 percentage points.

Jostens’ $4.3 million decrease in selling and administrative expenses was primarily due to the absence of prior year costs associated with the difficulties encountered with the ERP system implementation, lower information systems expense due to reduced depreciation expense in connection with fully amortized software and overall cost controls.  The decrease was partially offset by higher commission expense as a result of increased sales and additional investment in customer service.

Transaction costs.  During 2004, we incurred $15.9 million of expenses in connection with the Transactions, including $5.4 million of compensation expense primarily representing the excess of the fair market value over the exercise price of outstanding Von Hoffmann stock options and $10.5 million consisting primarily of investment banking, legal and accounting fees.  During the Twelve Month 2003 period, Jostens incurred $31.2 million of transaction expenses in connection with the 2003 Jostens merger.

Special charges.   During 2004, we incurred special charges totaling $15.7 million including $3.9 million in connection with restructuring activity related to Von Hoffmann’s Frederick, Maryland facility, as well as the consolidation of its Precision business.  The remaining $11.8 million of additional charges consist primarily of severance and related separation benefits for the departure of senior executives and other employees associated with reorganization activity as a result of the Transactions.

Operating income.  Operating income increased $25.4 million, or 45.1%, to $81.6 million for 2004 from $56.2 million for the Twelve Month 2003 period.  As a percentage of net sales, operating income was 5.6% for both 2004 and the Twelve Month 2003 period.  The consolidation of Print Group with Visant contributed $24.3 million of the increased operating income while Jostens’ operating income increased $1.3 million compared to the same prior year period.  Excluding costs associated with purchase accounting related to the 2003 Jostens merger ($95.6 million of depreciation and amortization expense in 2004 and $60.7 million of inventory costs and depreciation and amortization expense in 2003) and excluding the fluctuation of transaction costs and special charges, Jostens’ operating income increased $13.3 million primarily as a result of the absence of prior year costs associated with the difficulties encountered with the ERP system implementation and overall cost controls.

Net interest expense.  Net interest expense is comprised of the following:

	Holdings (Successor)		Holdings (Successor)	Jostens, Inc. (Predecessor)
		Twelve Months	Five Months	Seven Months
In thousands	2004	2003	2003	2003
Visant:
Interest expense	$98,559	$70,349	$41,775	$28,574
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	38,816	23,322	22,480	842
Amortization of debt discount, premium and deferred financing costs	7,120	5,965	2,853	3,112
Interest income	(678)	(499)	(417)	(82)
	143,817	99,137	66,691	32,446
Holdings:
Interest expense	193	—	—	—
Amortization of debt discount, premium and deferred financing costs	16,297	1,315	1,315	—
Interest income	(28)	(16)	(16)	—
	16,462	1,299	1,299	—
	$160,279	$100,436	$67,990	$32,446

Net interest expense increased $59.8 million, or 59.6%, to $160.3 million for 2004 as compared to $100.4 million for the Twelve Month 2003 period.  The increase is primarily due to the impact of the Transactions and the resulting consolidation of the Print Group with Visant, which contributed $46.0 million of the increased expense.  Amortized interest related to the Holdings 10¼% senior discount notes contributed another $15.0 million.

Loss on redemption of debt.  In connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness and remaining redeemable preferred stock and recognized related losses of $75.4 million.  The losses included $81.0 million of aggregate redemption premium paid and an aggregate net credit balance of  $5.6 million for unamortized deferred financing costs, discounts and premiums related to the debt instruments.

Also during 2004, we voluntarily redeemed $5.0 million principal amount of Jostens’ senior subordinated notes, recognizing a loss of $0.4 million, which consisted of redemption premium paid plus unamortized premium, original issuance discount and deferred financing costs related to the notes.

Benefit from income taxes.  Our consolidated effective tax rate was 34.4% for 2004 compared with 18.0% for the Twelve Month 2003 period.  The rate of tax benefit for both periods was less than the statutory federal rate due to the unfavorable effect of nondeductible expenses.  For 2004, the unfavorable effect of nondeductible interest expense was largely offset by the reduction of our valuation allowance for accrued high-yield interest, as further described in Note 15 of the Notes to Consolidated Financial Statements.  The 2004 effective rate of tax benefit was also unfavorably affected by nondeductible transaction costs.  The rate of tax benefit for the Twelve Month 2003 period was significantly less than the federal statutory rate due to the unfavorable effect of nondeductible interest and transaction costs applied to a pre-tax loss amount that was significantly smaller than the loss for 2004.  In addition, the Twelve Month 2003 period did not include any tax benefit recognized for the repayment of high-yield debt obligations.  For 2005, we anticipate a consolidated effective tax rate between 38% and 40%.

Net loss.  As a result of the foregoing discussion, net loss increased $57.2 million to $100.7 million from $43.5 million for the Twelve Month 2003 period.

Twelve Month 2003 Period Compared to the Year Ended December 28, 2002

Net sales.  Net sales increased $250.7 million, or 33.2%, to $1,006.7 million for the Twelve Month 2003 period from $756.0 million for 2002.  The consolidation of the Print Group with Visant accounted for $218.5 million of the increased net sales, while Jostens’ net sales increased $32.2 million, or 4.3%, compared to the same prior year period.

Of the 4.3% increase in Jostens’ net sales, approximately 2.2% resulted from price increases across all product lines, approximately 1.3% resulted from volume/mix increases and approximately 0.8% was due to the strengthening of the Canadian dollar against the U.S. dollar.  The fluctuation attributable to price increases included the effect of a slight recovery in jewelry product mix toward more precious metals with higher price points.  Specific factors contributing to the increase in volume from 2002 to the Twelve Month 2003 period included:

•                  net account growth across most of our product lines;

•                  an increase in the number of individual orders for graduation products and higher average purchases per student;

•                  volume associated with our acquisition of a photography business early in the year;

•                  an increase in the number of color yearbook pages printed; and

•                  incremental jewelry volume from the affinity market.

The increase was partially offset by a modest decline in net accounts for yearbooks compounded by a slight shift in mix of orders to smaller yearbooks, slightly lower same school buy rates for high school class rings and lower commercial printing volume.

Gross profit.  Gross profit increased $12.3 million, or 2.8%, to $452.3 million for the Twelve Month 2003 period from $440.0 million for 2002.  As a percentage of net sales, gross profit margin decreased 13.3 percentage points to 44.9% for the Twelve Month 2003 period from 58.2% for 2002.  The consolidation of the Print Group with Visant contributed $45.3 million, or 10.3%, of the gross profit increase, but negatively impacted gross profit margin by 6.7 percentage points.  Jostens’ gross profit decreased $33.0 million, or 7.5%, compared to the same prior year period.  Excluding $43.3 million of inventory costs and depreciation and amortization expense associated with purchase accounting related to the 2003 Jostens merger, Jostens’ gross profit increased $10.3 million resulting in a 1.1 percentage point decrease in gross profit margin.

The decrease in Jostens’ gross profit margin was primarily due to additional production costs and production inefficiencies incurred in connection with the installation of an ERP system in Jostens’ graduation products line.  The decline in gross profit margin was due, to a lesser extent, to an increase in the price of gold, higher pension and employee benefit costs, the effect of sales growth on lower margin products and an unfavorable currency fluctuation against the euro associated with our purchases of precious, semiprecious and synthetic stones.  Gross profit results were favorably impacted by the general price increases and incremental volume discussed above combined with the strengthening of the Canadian dollar against the U.S. dollar.

Selling and administrative expenses.  Selling and administrative expenses increased $58.5 million, or 19.1%, to $364.9 million for the Twelve Month 2003 period from $306.4 million for 2002.  As a percentage of net sales, selling and administrative expenses decreased 4.3 percentage points to 36.2% for the Twelve Month 2003 period from 40.5% for 2002.  The consolidation of the Print Group with Visant contributed $24.6 million, or 8.1%, of the increased expense, but favorably impacted selling and administrative expenses as a percentage of net sales by 6.9 percentage points.  Jostens’ selling and administrative expenses increased $33.8 million, or 11.0%, compared to the same prior year period.  Excluding $17.3 million of depreciation and amortization expense associated with purchase accounting related to the 2003 Jostens merger, Jostens’ selling and administrative expenses increased $16.5 million, resulting in a 5.4 percentage point increase in selling and administrative expenses as a percentage of net sales.  The $16.5 million increase was primarily due to the following:

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

The increase was partially offset by lower general and administrative expense compared to 2002.

Transaction costs.  During the Twelve Month 2003 period, Jostens incurred $31.2 million of transaction expenses in connection with the 2003 Jostens merger, consisting of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Operating income.  Operating income decreased $77.4 million, or 57.9%, to $56.2 million for the Twelve Month 2003 period from $133.6 million for 2002.  As a percentage of net sales, operating income decreased 12.1 percentage points to 5.6% for the Twelve Month 2003 period from 17.7% for 2002.    The consolidation of the Print Group with Visant contributed $20.7 million of increased operating income while Jostens’ operating income decreased $98.1 million compared to the same prior year period.  Excluding $60.7 million of inventory costs and depreciation and amortization expense associated with purchase accounting related to the 2003 Jostens merger and $31.2 million of related transaction costs, Jostens’ operating income decreased $6.2 million primarily as a result of the incremental costs incurred to address the difficulties encountered with the ERP system implementation.

Net interest expense.  Net interest expense increased $33.1 million, or 49.2%, to $100.4 million for the Twelve Month 2003 period as compared to $67.3 million for 2002.  The consolidation of the Print Group with Visant contributed $35.6 million of the increased expense.  The remaining overall decrease of $2.5 million was primarily due to a lower average outstanding debt balance during the predecessor period of 2003 compared to 2002 and lower average interest rates offset by $6.4 million of additional interest expense as a result of the reclassification of dividends on

Jostens’ redeemable preferred stock in connection with the change in accounting principle, $1.3 million of additional amortized interest related to the Holdings 10¼% senior discount notes and $2.8 million of dividends on the 8% Visant redeemable preferred stock.

Loss on redemption of debt.  As a result of refinancing the senior secured credit facility in connection with the 2003 Jostens merger, we recognized a loss of $13.9 million consisting of unamortized deferred financing costs.  In addition, during the successor period of 2003, we redeemed $8.5 million principal amount of Jostens’ senior subordinated notes, recognizing a loss of $0.5 million, which consisted of redemption premium paid plus unamortized premium, original issuance discount and deferred financing costs related to the notes.

(Benefit from) provision for income taxes.  The effective rate of tax presented for the results of operations for the Twelve Month 2003 period was based on the total income tax expense (benefit) recorded on each of our companies’ separately reported financial statements.  Jostens and its holding companies applied a 22.3% rate of tax benefit to its 12-month pre-tax loss of $43,726.  The rate of tax benefit was less than the statutory rate of 35% due to the unfavorable effect of nondeductible interest expense on redeemable preferred stock and nondeductible transaction costs.  The rate of tax expense (benefit) provided by Von Hoffmann and Arcade on pre-tax results for the five month successor period in 2003 was (33.4)% and 30.4%, respectively.  Von Hoffmann’s effective tax rate was negatively impacted by the effect of nondeductible interest expense on its subordinated exchange debentures.  Arcade’s effective tax rate was negatively impacted by the effect of nondeductible interest expense on its redeemable preferred stock and an increase in the valuation allowance on certain of its deferred tax assets.

The 18.0% effective rate of tax for the Twelve Month 2003 period is not intended to reflect the rate that would have applied had the transaction occurred at the beginning of the period.

For 2002, Jostens’ effective tax rate was 56.2%. The rate was greater than the statutory rate due primarily to the negative effect of Jostens’ foreign earnings repatriation.

Cumulative effect of accounting change.  We recognized a cumulative effect of a change in accounting principle upon adoption of SFAS 150 at the beginning of our third quarter in 2003.  Jostens assessed the value of its 14% redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, resulting in an adjustment of $4.6 million.  Jostens did not provide any tax provision in connection with the adoption of SFAS 150 because the payment of the related preferred dividend and discount amortization were not tax deductible.  The assessment performed by Arcade of its redeemable senior preferred stock did not result in an adjustment.

Net (loss) income.  As a result of the foregoing discussion, net income decreased $73.4 million to a loss of $43.5 million for the Twelve Month 2003 period from $29.9 million for 2002.

Discontinued Operations

In December 2001, the Board of Directors of Jostens approved a plan to exit its former Recognition business in order to focus its resources on its core school-related affinity products business.  During 2002, Jostens reversed $2.3 million of the original $16.3 million of charges based on revised estimates for employee separation costs and phase-out costs.  Of the total adjustment, $0.5 million resulted from modifying the anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated.  In addition, Jostens reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax).

As of the end of 2004, accrued disposal costs, consisting of $1.8 million of transition benefits, are included in “current liabilities of discontinued operations” in the consolidated balance sheet.  Transition benefits will continue to be paid through the period of our statutory obligations.

Liquidity and Capital Resources

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations:

	Payments due by calendar year
In thousands	Total	2005	2006	2007	2008	2009	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$—	$—	$—	$500,000
10 1/4% senior discount notes	247,200	—	—	—	—	—	247,200
Term loans (1)	1,020,000	19,950	19,950	23,700	23,700	23,700	909,000
Operating leases	24,182	7,743	6,181	3,968	2,849	2,025	1,416
Precious metals forward contracts	10,096	10,096	—	—	—	—	—
Minimum royalties	7,200	1,200	1,200	1,200	1,200	1,200	1,200
Interest expense (2)	734,435	86,941	85,985	84,984	85,956	108,042	282,527
Total contractual cash obligations (3)	$2,543,113	$125,930	$113,316	$113,852	$113,705	$134,967	$1,941,343

(1)        In February 2005, we prepaid $63.6 million of principal due under the Visant term loans including all principal payments due in 2005 through 2007.

(2)        Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2004.

(3)        Also outstanding is $13.2 million in the form of letters of credit.

Operating activities generated cash of $114.1 million in 2004 compared with $96.2 million in the Twelve Month 2003 period and $55.5 million in 2002.  For 2004, the consolidation of the Print Group with Visant decreased operating cash flow compared to the Twelve Month 2003 period primarily due to $24.0 million of aggregated transaction costs and special charges reported by the Print Group in 2004.  Jostens’ operating cash flow increased compared to the Twelve Month 2003 period primarily due to improved operating profitability combined with a $22.2 million decrease in aggregated transaction costs and special charges reported by Jostens compared to the same prior year period.

As of the end of 2004, we had cash and cash equivalents of approximately $85.0 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s new revolving credit facility.  We use cash primarily for debt service obligations, capital expenditures and to fund working capital requirements.

We intend to fund ongoing operations through cash generated by operations and borrowings under the new revolving credit facility.  We have substantial debt service requirements.

Visant’s new senior secured credit facilities are comprised of a $150 million senior secured Term A loan facility with a six-year maturity, an $870 million senior secured Term C loan facility with a seven-year maturity and a $250 million senior secured revolving credit facility with a five-year maturity.  As of year-end 2004, we had $13.2 million standby letters of credit outstanding.  Except for approximately $8.3 million of outstanding indebtedness under the Canadian portion of our new revolving credit facility, we repaid the entire outstanding indebtedness under our new revolving credit facility during the fourth quarter of 2004.  On February 22, 2005, we voluntarily prepaid $63.6 million of scheduled payments under the term loan facilities with free cash flow generated from operations.

Borrowings under the new senior secured credit facilities bear interest at our option at either adjusted LIBOR plus an applicable margin or the alternate base rate plus an applicable margin and are subject to adjustment based on a pricing grid.

The new senior secured credit facilities require us to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the new senior secured credit facilities contain certain restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

On October 4, 2004, Visant issued $500 million in principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due October 1, 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States.  On March 30, 2005, we completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.  The Visant notes are not collateralized and are subordinate in right of payment to the senior secured credit facilities.  The senior secured credit facilities and the Visant notes are guaranteed by all of Visant’s direct and indirect domestic subsidiaries.

On December 2, 2003, Holdings issued $247.2 million in principal amount at maturity of 10 1/4% senior discount notes (the “Holdings notes”) due December 1, 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States for gross proceeds of $150 million.  On March 8, 2004, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act.  The Holdings notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed.

The indentures governing the Visant notes and the Holdings notes also contain numerous covenants including, among other things, restrictions on our ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under Visant’s new revolving credit facility and future refinancing of our debt.

We also have capital expenditure requirements for our operations.   For 2004, we had capital expenditures of $49.3 million, primarily for additional press capacity, automation, information technology and ongoing maintenance.  For the Twelve Month 2003 period and for 2002, we had capital expenditures of $26.8 million and $22.8 million, respectively.  We expect capital expenditures to increase in 2005 due to anticipated capacity needs.

Our ability to make scheduled payments of principal, or to pay the interest or additional interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s new senior secured credit facilities, are adequate to meet our future liquidity needs throughout 2005.  Our assumptions with respect to future costs may not be correct, and funds available to us from the sources discussed above may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses.  In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt or equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

Off Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30 million in consigned inventory. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to the customer.  Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements.  The value of consigned inventory as of the end of 2004 and 2003 was $22.6 million and $24.0 million, respectively.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the United States at a favorable rate of tax.  The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the AJC Act.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  We anticipate we will repatriate earnings from our foreign subsidiaries during 2005, but we do not presently know the amount of such distributions because we have not completed our evaluation of the related tax effect under the AJC Act.  We anticipate that our evaluation will be completed during the third quarter of 2005 and that the related tax effect will not have a material impact on our consolidated effective tax rate for 2005.

FSP 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In May 2004, the FASB issued FSP 106-2, which was effective for us as of the beginning of the third quarter of 2004.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Medicare Act) to Medicare Part D.  The adoption of FSP 106-2 did not have a material effect on our financial condition or results of operations.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities.  If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $0.8 million for 2004, $2.0 million for the Twelve Month 2003 period and $2.4 million for 2002.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in foreign exchange rates.  Jostens and Arcade have foreign operations primarily in Canada and France, respectively, where substantially all transactions are denominated in Canadian dollars and euros.  Jostens periodically enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currency.  Arcade periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies.   The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows.  We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject  to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts.  We consider our market risk associated with these contracts as of the end of 2004 and 2003 to be immaterial.  Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our annual report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosures.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

During the Company’s fiscal quarter ended January 1, 2005, there have been no changes in the Company’s internal control over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.              OTHER INFORMATION

None.

PART III

Information required by items 10 through 14 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K.  Information required by items 10 through 14 with respect to Holdings is described below.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of March 15, 2005.

Name	Age	Position

Marc L. Reisch	49	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	41	Vice President, General Counsel and Secretary, Holdings and Visant
Paul B. Carousso	35	Vice President, Finance, Holdings and Visant
Michael L. Bailey	49	President and Chief Executive Officer, Jostens
John Van Horn	64	Group President, Arcade/Lehigh Direct and President and Chief Executive Officer, Arcade
Joseph Y. Bae	33	Director, Holdings and Visant
David F. Burgstahler	36	Director, Holdings and Visant
Thompson Dean	46	Director, Holdings and Visant
Alexander Navab	39	Director, Holdings and Visant
Tagar C. Olson	27	Director, Holdings and Visant
Charles P. Pieper	58	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions.  Mr. Reisch has been one of the directors of Jostens since November 2003.  Immediately prior to joining Holdings and Visant, Mr. Reisch served as a Senior Advisor to KKR.  Mr. Reisch was Chairman and Chief Executive Officer of Quebecor World North America between August 1999 and September 2002.  Prior to holding that position, he held the position of President of World Color Press, Inc., since November 1998 and Group President since 1996.   Mr. Reisch has been the Chairman of the Board of Yellow Pages Group Co. since December 2002 and also serves on the board of directors of FIND/SVP, Inc.

Marie D. Hlavaty served as an advisor to our businesses since August 2004 and joined Holdings and Visant as Vice President, General Counsel and Secretary upon the consummation of the Transactions.  Prior to joining Visant, Ms. Hlavaty was Of Counsel with Latham & Watkins LLP from January 2003 until June 2004.  Ms. Hlavaty was Vice President, General Counsel and Secretary of Quebecor World Inc. between February 2001 and November 2002, also serving as General Counsel of Quebecor World North America since November 1999.  Prior to that, she held legal positions at World Color Press, Inc. since 1994, last holding the position of Vice President, Deputy General Counsel.

Paul B. Carousso joined Holdings and Visant in October 2004 as Vice President, Finance.  From April 2003 until October 2004, Mr. Carousso held the position of Executive Vice President, Chief Financial Officer, of Vestcom International, Inc., a digital printing company.  Prior to holding his position at Vestcom, from October 1994 until September 2002, Mr. Carousso held various accounting and financial reporting positions at Quebecor World North America and World Color Press, Inc., last holding the position of Vice President, Controller.

Michael L. Bailey joined Jostens in 1978.  He has held a variety of leadership positions, including director of marketing, planning manager for manpower and sales, national product sales director, division manager for printing and publishing, printing operations manager and Senior Vice President – Jostens School Solutions.  He was appointed as President in February 2003 and became Chief Executive Officer in July 2004.

John Van Horn served as an advisor to our Arcade/Lehigh Direct businesses since September 2004 and joined us as Group President, Arcade/Lehigh Direct and President and Chief Executive Officer of Arcade upon the consummation of the Transactions.  Prior to joining us, Mr. Van Horn held various positions at Quebecor World Inc. (or its predecessor, World Color Press, Inc.) since 1993, last serving as President, Catalog Market of Quebecor World North America.

Joseph Y. Bae is a Director at KKR.  Prior to joining KKR in 1996, Mr. Bae was with Goldman Sachs & Co. in its Principal Investment Area where he was involved in a wide range of merchant banking transactions.  Mr. Bae is also a director of PanAmSat Corporation and Primedia Inc.

David F. Burgstahler is a Partner of DLJMBP and a Director of CSFB.  Mr. Burgstahler joined CSFB in 2000 when it merged with Donaldson, Lufkin & Jenrette.  Mr. Burgstahler joined Donaldson, Lufkin & Jenrette in 1995 and was previously a Principal of DLJMBP.  Mr. Burgstahler has been a director of Visant Holding Corp. since 2003.  He also serves as a director of Focus Diagnostics, Inc., Target Media Partners, Warner Chilcott Holdings and WRC Media, Inc.

Thompson Dean is the Head of Leveraged Corporate Private Equity, Managing Partner and Investment Committee Chairman of DLJMBP.  Mr. Dean joined DLJMBP in 1988 and became the Managing Partner in 1995.  Following the merger of DLJ and CSFB, he became the Head of Leveraged Corporate Private Equity, responsible for CSFB’s worldwide leveraged buyout business.  Mr. Dean serves as Managing Partner of DLJ Merchant Banking Partners I, L.P., DLJMBP II, DLJMBP III and DLJ Growth Capital Partners, and as Chairman of their respective Investment Committees.  Prior to joining DLJ, he was a Vice President in the Special Finance Group (Leveraged Transactions) at Goldman, Sachs & Co.  Mr. Dean is the Chairman of the Board of DeCrane Aircraft Holdings, Inc., Mueller Holdings (N.A.) Inc. and Nycomed Holdings, and is a director of American Ref-Fuel Company LLC, Merrill Corporation, Safilo S.p.A and United American Energy Corp.  He is also a director of the Lenox Hill Neighborhood Association, and serves on various committees for The Society of Memorial Sloan Kettering, The Museum of the City of New York, The Boys Club of New York and The University of Virginia.

Alexander Navab is a Member of KKR.  He joined KKR in 1993 and oversees KKR’s North American efforts in media and telecommunications.  Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory assignments.  From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division.  Mr. Navab is also a director of PanAmSat Corporation.

Tagar C. Olson is an Executive at KKR.  Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions.

Charles P. Pieper is an Operating Partner of DLJMBP and a Managing Director of CSFB.  Prior to joining CSFB in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses.  He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm.  Mr. Pieper also previously served as Chairman and Acting CEO of Alliant Foodservice, Inc., Chairman of North American Van Lines and Vice Chairman of Dynatech.  Mr. Pieper served as Chairman of the Board of U.S. Office Products from March 1998 to March 2001; U.S. Office Products filed for bankruptcy in 2001.  From April 2000 to April 2002, Mr. Pieper served as Chairman of the Board of Fairchild Dornier Corp. and Chairman of the Supervisory Board of Fairchild Dornier GmbH; Fairchild Dornier filed for bankruptcy in 2002.  He also serves as a director of Advanstar Holding Corp., Grohe AG, Mueller Holdings (N.A.) Inc. and Safilo S.p.A.

Our Board of Directors

Our Board of Directors is comprised of seven members.  KKR and DLJMBP III each has the right to designate four of Holdings’ directors (and each initially designated three directors) and our Chief Executive Officer and President, Marc Reisch, is Chairman.  Our Board of Directors currently has three standing committees – an Audit Committee, a Compensation Committee and an Executive Committee.  We expect the chairmanship of each of the Audit Committee and Compensation Committee will be rotated annually between a director designated by KKR and a director designated by DLJMBP III.

Audit Committee

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (i) the integrity of the Company’s financial statements and financial reporting process; (ii) the integrity of the Company’s internal controls regarding finance, accounting and legal compliance; and (iii) the independence and performance of the Company’s independent auditors and internal audit function.  The Audit Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q, and our earnings releases before they are published.  The Audit Committee has sole authority to engage, evaluate and replace the independent auditor.  The Audit Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties.  The Audit Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the Company’s independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Bae (Chairman), Burgstahler and Olson.  The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience.  Mr. Bae is a Director and Mr. Olson is an Executive, both with KKR, and Mr. Burgstahler is a Partner of DLJMBP.  None of the members of the Audit Committee are considered “independent” as defined under the federal securities law.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices for the Company’s executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of the Company’s equity holders.  The Committee also reviews and makes recommendations to the Board of Directors with respect to the Company’s employee benefits plans, compensation and equity based plans and compensation of Directors.  The current members of the Compensation Committee are Messrs. Bae, Burgstahler (Chairman), Navab and Pieper.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Dean.

Compensation of Directors

We expect to pay annual director’s fees of $50,000 to each of our directors.  On March 18, 2005, we granted to each of our non-executive directors options to purchase 3,122 shares of the Class A Common Stock of Holdings.

Code of Ethics

We have a Code of Business Conduct and Ethics which was adopted to cover the entire Visant organization following the Transactions and which applies to our Chief Executive Officer, Vice President, Finance and Corporate Controller and all other employees.  We will review our Code of Business Conduct and Ethics and amend it as necessary to be in compliance with current law.  Any changes to, or waiver from, our Code that applies to our Chief Executive Officer, Vice President, Finance or Corporate Controller will be posted on our website.  A copy of the Code has been filed as an exhibit to this Annual Report and on our website at http://www.Jostens.com (on or about May 15, 2005, at http://www.Visant.net).

Section 16(a)  Beneficial Ownership Reporting Compliance

Executive officers and directors of Holdings are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for 2004, 2003 and 2002 awarded to or earned by our Chief Executive Officer as of the end of fiscal 2004, each of the four other most highly compensated executive officers as of the end of fiscal 2004 and two additional executive officers for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of the end of fiscal 2004.

					Long-term Compensation
	Annual Compensation				Awards
					Restricted	Securities
				Other annual	stock	underlying	All other
Name and principal position	Year	Salary (1)	Bonus (2)	compensation (3)	awards (#) (4)	options (#)	compensation (5)

Marc L. Reisch	2004	$180,226	$1,025,000	$—	10,405	134,066	$148,749
Chairman, President and	2003	—	—	—	—	—	—
Chief Executive Officer, Holdings and	2002	—	—	—	—	—	—
Visant

Marie D. Hlavaty	2004	$66,888	$39,375	$—	—	—	$63,000
Vice President, General Counsel and	2003	—	—	—	—	—	—
Secretary, Holdings and Visant	2002	—	—	—	—	—	—

Michael L. Bailey (6)	2004	$416,943	$767,234	$—	—	35,200	$—
President and	2003	327,859	109,800	52,574	—	—	1,779,066
Chief Executive Officer, Jostens	2002	283,346	159,787	64,628	—	—	—

Robert S. Mathews (7)	2004	$300,000	$—	$37,308	—	—	$479,730
President and	2003	300,000	135,000	—	—	—	—
Chief Executive Officer,	2002	231,731	175,000	79,284	—	—	—
Von Hoffmann

John Van Horn	2004	$78,816	$101,667	$—	—	—	$28,650
Group President, Arcade/Lehigh	2003	—	—	—	—	—	—
Direct and President and Chief	2002	—	—	—	—	—	—
Executive Officer, Arcade

Robert C. Buhrmaster (8)	2004	$436,320	$304,850	$75,175	—	70,400	$2,210,413
Former Chairman of the Board	2003	650,942	270,270	—	—	—	6,671,480
and Chief Executive Officer, Jostens	2002	611,711	381,542	—	—	—	—

David A. Tayeh (9)	2004	$290,376	$658,464	$91,100	—	26,400	$—
Chief Financial Officer, Jostens	2003	31,848	443,342	—	—	—	—
	2002	—	—	—	—	—	—

(1)        Each of Messrs. Reisch and Van Horn and Ms. Hlavaty became employees of Visant as of October 4, 2004, and accordingly the amounts reflect salary received after such date.

(2)        Amounts in 2004 include earnings under the management incentive bonus program as follows:  Mr. Reisch: $425,000; Ms. Hlavaty: $39,375; Mr. Bailey: $258,875; Mr. Van Horn: $61,667; Mr. Buhrmaster: $304,850 and Mr. Tayeh: $144,187.  Amounts in 2004 also include (a) a signing bonus for Mr. Reisch of $600,000, the after-tax proceeds of which were reinvested in Holdings Class A Common Stock and for Mr. Van Horn of $40,000; (b) retention bonuses for Mr. Bailey of $500,000 and Mr. Tayeh of $400,000, the after-tax proceeds of which were reinvested in Holdings Class A Common Stock; and (c) a special bonus to Mr. Tayeh of $100,000 in recognition of his significant contribution in consummating the Transactions.  Amounts in 2003 include earnings under the management incentive bonus program as follows:  Mr. Bailey: $101,170; Mr. Buhrmaster: $270,270 and Mr. Tayeh: $142,500.  Amount in 2003 for Mr. Tayeh also includes a signing bonus of $300,000.  Amounts in 2002 for Mr. Bailey and Mr. Buhrmaster include earnings under the management incentive bonus program of $145,223 and $381,542, respectively.

(3)        Excludes perquisites where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported.  Amount in 2004 for Mr. Mathews includes miscellaneous perquisites comprised primarily of $14,350 of contributions made under the retirement savings plan, $12,094 for reimbursement of club dues and $9,622 for automobile reimbursement.  Amount in 2004 for Mr. Buhrmaster includes miscellaneous perquisites comprised primarily of $30,000 for financial planning and $24,287 for automobile reimbursement.  Amount in 2004 for Mr. Tayeh includes miscellaneous perquisites comprised primarily of $61,441 for reimbursement of relocation costs.  Amounts in 2003 and 2002 for Mr. Bailey include miscellaneous perquisites comprised primarily of $28,780 and $41,737, respectively, for use of the corporate jet.  Amount in 2002 for Mr. Mathews includes miscellaneous perquisites comprised primarily of $59,567 for reimbursement of relocation costs.

(4)        In connection with the consummation of the Transactions and his joining us as Chief Executive Officer, Mr. Reisch was granted 10,405 restricted shares of Holdings Class A Common Stock at $96.10401 per share and 127,466 stock options with an exercise price of $96.10401 per share under the 2004 Stock Option Plan.  The restricted stock is 100% vested and nonforfeitable by Mr. Reisch.

(5)        Amounts in 2004 for Mr. Reisch, Ms. Hlavaty and Mr. Van Horn represent advisory fees earned in connection with the Transactions.  Amount in 2004 for Mr. Mathews represents cancellation of stock options in connection with the Transactions for consideration of $479,730.  Amount in 2004 for Mr. Buhrmaster represents repurchase of 3,125 shares of Holdings Class A Common Stock and 16,875 shares of Holdings Class B Non-Voting Common Stock for aggregate consideration of $1,922,080 and severance compensation of $288,333.  Amounts in 2003 for Mr. Bailey and Mr. Buhrmaster represent cancellation of stock options in connection with the 2003 Jostens merger for consideration of $1,779,066 and $6,671,480, respectively.

(6)        Mr. Bailey resigned as an officer of Holdings in October 2004 in connection with the Transactions.  He remains the President and Chief Executive Officer of Jostens.

(7)        Mr. Mathews was appointed as Chief Operating Officer of Von Hoffmann in January 2002 and as President, Chief Executive Officer and a director of Von Hoffmann in February 2002.  He was the President and Chief Executive Officer of Von Hoffmann as of the end of fiscal year 2004.  Mr. Mathews left Von Hoffmann effective March 31, 2005.

(8)        Mr. Buhrmaster, who held responsibilities for Holdings and Jostens during 2004, retired from his position in July 2004.

(9)        Mr. Tayeh, who held responsibilities for Holdings and Jostens during 2004, is currently serving solely as the Chief Financial Officer of Jostens.

Compensation Committee Interlocks and Insider Participation

Messrs. David Wittels and John Castro, who were members of Holdings’ Board of Directors during 2003 and part of 2004, and Mr. Burhmaster, who was the Chief Executive Officer of Holdings and Jostens until July 2004, comprised the Compensation Committee from September 2003 through March 2004.  Mr. Wittels was affiliated with DLJMBP, and Mr. Castro was President and Chief Executive Officer of Merrill Corporation during this time.  DLJMBP has an ownership interest in Merrill Corporation.  Commencing in March 2004, each of Messrs. Burgstahler, Burhmaster and Castro served as members of the Compensation Committee until the consummation of the Transactions.  Thereafter, the Compensation Committee was comprised of Messrs. Burgstahler (Chairman), Bae, Navab and Pieper.  Messrs. Burgstahler and Pieper are affiliated with DLJMBP, and Messrs. Bae and Navab are a Director and Member, respectively, of KKR, of which Fusion is an affiliate.

Equity Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003.  The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and currently provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company.  The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  Option grants consist of “time options”, which vest and become exercisable in 20% equal annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.

Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  The Transactions did not constitute a change of control under the 2003 Plan.  Options issued under the 2003 Plan expire on the tenth anniversary of the grant date.  The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company.  Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their grant of options.

All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.  In connection with the Transactions, all outstanding options to purchase Von Hoffmann and Arcade common stock were cancelled and extinguished.  Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share merger consideration in the Transactions and the exercise price therefor.  No consideration was paid in respect of the Arcade options.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock.  The plan, currently known as the Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock.  Under his employment agreement, as described below, our Chief Executive Officer received awards of stock options and restricted stock under the plan.  Additional members of management are eligible to receive equity-based awards.  Option grants consist of “time options”, which vest and become exercisable in 20% equal annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied.  Options issued pursuant to the plan expire on the tenth anniversary of the grant date.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and a sale participation agreement, which together generally provide for the following:

•                  transfer restrictions until the fifth anniversary of purchase, subject to certain exceptions;

•                  a right of first refusal of Jostens at any time after the fifth anniversary of purchase but prior to a registered public offering of Jostens stock meeting certain specified criteria;

•                  in the event of termination of employment, call and put rights with respect to Holdings stock and outstanding and exercisable options;

•                  “piggyback” registration rights on behalf of the members of management;

•                  “tag-along” rights in connection with transfers by Fusion on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•                  a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

Stock Options Granted in 2004

The following table provides information on stock options granted to the named executive officers in 2004.

	Individual Grants in 2004
Name	Number of securities underlying options granted	Percentage of total options granted to employees in fiscal year	Exercise price ($ /share)	Expiration date	Grant date present value ($ )
Marc L. Reisch	127,466	33.7%	$96.10	10/14/2014	$4,138,821	(2)
	6,600	1.7%	$87.12	1/20/2014	186,120	(3)

Marie D. Hlavaty (1)	—	—	—	—	—
Michael L. Bailey	35,200	9.3%	$87.12	1/20/2014	992,640	(3)
Robert S. Mathews (1)	—	—	—	—	—
John Van Horn (1)	—	—	—	—	—
Robert C. Buhrmaster (4)	70,400	18.6%	$87.12	1/20/2014	1,985,280	(3)
David A. Tayeh	26,400	7.0%	$87.12	1/20/2014	744,480	(3)

(1)        As a condition to the closing of the Transactions, Mr. Reisch made a cash investment in Holdings Class A Common Stock and was granted certain options and restricted stock.  Mr. Van Horn’s and Ms. Hlavaty’s investments in Holdings Class A Common Stock, and in the case of Ms. Hlavaty, related grant of options, in connection with the Transactions and their employment by Visant, did not occur until the first quarter of 2005.  Mr. Mathews has left the employ of Von Hoffmann effective March 31, 2005.

(2)        This estimated hypothetical value is based on a Black-Scholes option pricing model in accordance with SEC rules.  We used the following assumptions in estimating this value:  potential option term, 10 years; risk-free rate of return, 4.17%; expected volatility, 1.0%; and expected dividend yield, none.

(3)        These estimated hypothetical values are based on a Black-Scholes option pricing model in accordance with SEC rules.  We used the following assumptions in estimating this value:  potential option term, 10 years; risk-free rate of return, 3.95%; expected volatility, 1.0%; and expected dividend yield, none.

(4)        Pursuant to Mr. Buhrmaster’s separation agreement, he was vested in a total of 32,851 options upon his separation and 37,549 options were cancelled.  Mr. Buhrmaster has until the end of a thirty (30) day period commencing on July 29, 2008 to exercise his vested options, provided there has not been an initial public offering of the Company or a sale of the majority control of the Company prior to such date.

Aggregated Stock Options Exercised in 2004 and Fiscal Year End Option Value

The following tables provide information on stock option holdings at the end of 2004.  There were no stock options exercised in 2004 by the named executive officers.

	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the-money options at fiscal year end ($ ) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Marc L. Reisch	10,424	123,642	$11,859	$47,436
Marie D. Hlavaty (2)	—	—	—	—
Michael L. Bailey	7,040	28,160	63,247	252,990
Robert S. Mathews (2)	—	—	—	—
John Van Horn (2)	—	—	—	—
Robert C. Buhrmaster	32,851	—	295,137	—
David A. Tayeh	5,280	21,120	47,436	189,742

(1)        There is no established public trading market for the Holdings Class A Common Stock.  For purposes of this table, in-the-money options are calculated based on the estimated fair value of Holdings Class A Common Stock of $96.10401 as determined by the Compensation Committee of the Board of Directors.

(2)          As a condition to the closing of the Transactions, Mr. Reisch made a cash investment in Holdings Class A Common Stock and was granted certain options and restricted stock.  Mr. Van Horn’s and Ms. Hlavaty’s investments in Holdings Class A Common Stock, and in the case of Ms. Hlavaty, related grant of options, in connection with the Transactions and their employment by Visant, did not occur until the first quarter of 2005.  Mr. Mathews has left the employ of Von Hoffmann effective March 31, 2005.

Employment Agreements and Arrangements

Employment agreement with Marc L. Reisch

In connection with the Transactions, Holdings entered into a new employment agreement with Marc L. Reisch on the following terms, under which he serves as the Chairman of our Board of Directors (the “Board”) and our Chief Executive Officer and President.

Mr. Reisch’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement.  Mr. Reisch’s agreement provides for the payment of an annual base salary of $850,000, subject to annual review and increase by our Board, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a target bonus of 100% of annual base salary.

Pursuant to the agreement, Mr. Reisch was paid a cash signing bonus of $600,000, the after-tax proceeds of which were reinvested as part of his initial equity participation.  Pursuant to the agreement, Mr. Reisch invested $3,500,000 in cash to purchase Holdings Class A Common Stock, and we granted him an option to purchase 3.5 shares of Holdings Class A Common Stock for every one share of the $3,500,000 in value of Holdings Class A Common Stock initially purchased by him.  Under his stock option agreement, we granted Mr. Reisch a total of 127,466 shares of Holdings stock, of which 56,449 shares are subject to time-based vesting (the “time option”) and 71,017 shares are subject to performance-based vesting (the “performance option”).  The time option became vested and exercisable with respect to 9,104 of the shares on December 31, 2004.  The remaining 47,345 shares subject to the time option will vest and become exercisable in five annual installments commencing on December 31, 2005 as to the following percentages: 25%, 25%, 25%, 15% and 10%.  The performance option will vest on a cliff basis on December 31, 2012, subject to acceleration based on the achievement of certain EBITDA or other performance targets.  Additionally, under a restricted stock award agreement, we made a one-time grant of 10,405 shares of Holdings Class A Common Stock, which stock is 100% vested and nonforfeitable by Mr. Reisch, subject to the same rights and restrictions set forth in the management stockholders’ agreement and the sale participation agreement described above, other than Holdings’ call rights in the event of termination of employment.

The agreement also provides that if Mr. Reisch is terminated by us without “cause” (which includes our nonrenewal of the agreement for an additional one-year period, as described above) or if he resigns for “good reason” (as such terms are defined in the agreement), he will be entitled to receive: (1) a cash payment equal to the sum of (A) a prorated bonus for the year of termination, payable in a lump sum, plus (B) two times the sum of (i) Mr. Reisch’s then annual base salary and (ii) his target bonus for the year of termination, payable in equal monthly installments, and (2) continued participation in welfare benefit plans until the earlier of two years after the date of termination or the date that Mr. Reisch becomes covered by a similar plan maintained by any subsequent employer, or cash in an amount that allows him to purchase equivalent coverage for the same period.  The agreement additionally provides that, in the event of a “change in control” (as defined in the agreement), the vesting of Mr. Reisch’s time option will accelerate in full and the vesting of his performance option may accelerate if specified performance targets have been achieved.  The agreement provides for a retirement benefit supplemental to those benefits payable under our qualified and nonqualified retirement plans, the vesting of which benefit would accelerate upon a change in control or termination of Mr. Reisch’s employment by us without cause or by his resignation for good reason after the third anniversary of the closing date of the Transactions.  Mr. Reisch’s agreement also provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, or the Code.

Employment arrangements with Michael L. Bailey

Michael L. Bailey, an employee at will with Jostens, joined Jostens in 1978 and has held a variety of leadership positions, most recently having been elected by the Board of Directors of Jostens to serve as the Chief Executive Officer of Jostens effective as of July 20, 2004.  In exchange for his services, Mr. Bailey is currently compensated with a base salary of $500,000, a bonus based on targets as determined by the Compensation Committee of our Board of Directors and perquisites commensurate with his position.  In the event that Mr. Bailey is terminated for cause, there is no provision for salary continuation past the date of termination.  In the event that Mr. Bailey is terminated without cause, he is entitled to receive severance payments and other perquisites commensurate with his position pursuant to the Jostens Executive Severance Pay Plan.

Employment agreement with Robert S. Mathews

Von Hoffmann entered into an amended employment agreement with Robert S. Mathews effective as of January 1, 2005.  Pursuant to that agreement, Mr. Mathews served in an executive position for Von Hoffmann.  On March 3, 2005, we announced the departure of Mr. Mathews effective March 31, 2005.  In connection with his departure, Mr. Mathews is entitled to receive salary continuation in an aggregate amount equal to $375,000 and continuation of health benefits for up to 15 months.  The employment agreement also includes a noncompetition provision prohibiting Mr. Mathews from competing with Von Hoffmann for one year from the termination of his employment agreement.

Employment arrangements with David A. Tayeh

David A. Tayeh joined Jostens as an employee at will in November of 2003.  He currently serves as the Chief Financial Officer of Jostens.  In exchange for his services, Mr. Tayeh is currently compensated with a base salary of $290,700, a bonus (the majority of which is tied to the achievement of specified Jostens financial targets) as such bonus is determined by the Chief Executive Officer and approved by the Compensation Committee of our Board of Directors and perquisites commensurate with his position.  In the event that Mr. Tayeh is terminated for cause, there is no provision for salary continuation beyond the date of termination.  In the event that Mr. Tayeh is terminated without cause, he is entitled to receive severance payments and other perquisites commensurate with his position pursuant to the Jostens Executive Severance Pay Plan.

Separation agreement with Robert C. Buhrmaster

Holdings and Jostens entered into a separation agreement with Robert C. Burhmaster in connection with his resignation effective as of July 20, 2004.  The agreement provides for cash severance in the amount of 36 months of salary continuation at his base salary in effect as of his resignation, two-thirds of his annual incentive award in the amount of $304,850, reimbursement of COBRA premiums and continuation of certain other perquisites, including use of the Company’s aircraft, and certain retirement benefits.  Under the terms of the agreement, Mr. Burhmaster remains vested in 32,851 options, which he will have the opportunity to exercise, provided there has not been an initial public offering of the Company or sale of majority control of the Company, during a thirty (30) day period commencing on July 29, 2008.  In consideration, Mr. Buhrmaster executed a release of claims against the Company.  Mr. Burhmaster is also bound by certain agreements with the Company as to confidentiality and non-competition.

Other Cash Incentive Compensation

The Company has an annual incentive compensation plan, which permits us to grant various performance-based compensation awards to key employees.  Such compensation awards are based on a combination of individual performance and/or financial results.  The qualitative and quantitative criteria are determined from time to time by our Board of Directors or the Compensation Committee thereof.

Retirement Plans

Jostens maintains a non-contributory pension plan, Pension Plan D (Plan D), which provides benefits for certain salaried employees.  Retirement income benefits are based upon a participant’s highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security-covered compensation table in effect at termination.

Jostens also maintains an unfunded supplemental retirement plan that gives additional credit under Plan D for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991.  In addition, benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Code.  The benefits up to IRS limits are paid from Plan D and benefits in excess, to the extent they could have been earned in Plan D, are paid from the unfunded supplemental plan.

Certain of the executive officers participate in Plan D.  The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.  The table does not take into account transition rule provisions of the plan for employees who were participants on June 30, 1988.

	Years of service at retirement (1)
Remuneration	15	20	25	30	35

$200,000	$36,800	$49,100	$61,400	$73,700	$85,900
250,000	48,100	64,100	80,100	96,200	112,200
300,000	59,300	79,100	98,900	118,700	138,400
400,000	81,800	109,100	136,400	163,700	190,900
500,000	104,300	139,100	173,900	208,700	243,400
600,000	126,800	169,100	211,400	253,700	295,900
700,000	149,300	199,100	248,900	298,700	348,400
800,000	171,800	229,100	286,400	343,700	400,900
900,000	194,300	259,100	323,900	388,700	453,400
1,000,000	216,800	289,100	361,400	433,700	505,900
1,100,000	239,300	319,100	398,900	478,700	558,400
1,200,000	261,800	349,100	436,400	523,700	610,900
1,250,000	273,100	364,100	455,100	546,200	637,200

(1)        The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Reisch, 0.25 years; Ms. Hlavaty, 0.25 years; Mr. Van Horn, 0.25 years; Mr. Bailey, 25.5 years including sales service of 6.5 years, Mr. Buhrmaster: 11.7 years and Mr. Tayeh: 1.2 years.

We also maintain a non-contributory unfunded supplemental pension plan for certain named executive officer participants.  Participants who retire after age 55 with at least seven full calendar years of service as an executive officer are eligible for a benefit equal to 1% of final base salary for each full calendar year of service, up to a maximum of 30%.  Only service after age 30 is recognized in the plan.  The calculation of benefits is frozen at the levels reached at age 60.  In the event of a change in control (as defined under the plan), a participant is deemed to have completed at least seven (7) years of service as an executive officer.  If participants continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Reisch, Bailey and Tayeh and Ms. Hlavaty would be $92,732, $150,233, $67,514 and $59,565, respectively.  In connection with his retirement, Mr. Buhrmaster elected to commence annual benefit payments of $95,880 under this plan.

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of March 23, 2005 by (i) each person we believe owns beneficially more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of class	Shares (1)		Percent of class

KKR and related funds (2)	2,664,356	44.1%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	44.1%	—		—
Joseph Y. Bae (2)	2,664,356	44.1%	1	(3)	100.0%
David F. Burgstahler (4)	—	—	—		—
Thomson Dean (4)	—	—	—		—
Alexander Navab (2)	2,664,356	44.1%	1	(3)	100.0%
Tagar C. Olson (2)	2,664,356	44.1%	1	(3)	100.0%
Charles P. Pieper (4)	—	—	—		—
Marc L. Reisch (5) (6)	57,248	*	—		—
Marie D. Hlavaty (5)	6,243	*	—		—
Michael L. Bailey (5) (6)	17,446	*	—		—
Robert Mathews	—	—	—		—
John Van Horn (5)	5,203	*	—		—
Robert C. Buhrmaster (5) (6) (7)	32,851	*	—		—
David A. Tayeh (5) (6)	9,442	*	—		—
Directors and officers as a group (2) (4) (8)	2,753,618	45.5%	1	(3)	100.0%

*               Indicates less than one percent.

(1)        The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.  Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)        Our shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of our common stock owned by KKR Millennium Fund L.P.  KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P.  Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Scott Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz and Jacques Garaialde, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership.  Messrs. Joseph Y. Bae and Tagar C. Olson are directors of Holdings and executives of KKR.  They disclaim beneficial ownership of any shares beneficially owned by KKR.  The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(3)        The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of Holdings Class C Common Stock, which, together with its shares of Holdings Class A Common Stock, provides KKR with approximately 49.1% of our voting interest.

(4)        Includes shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which form a part of CSFB’s Alternative Capital Division.  The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles.  David F. Burgstahler, Thompson Dean and Charles P. Pieper are employees of CSFB’s Alternative Capital Division, of which DLJMBP III is a part, and they do not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, do not have beneficial ownership of such shares to which each of them disclaims beneficial ownership.

(5)        The address for Mr. Reisch and Ms. Hlavaty is c/o Visant Holding Corp., One Byram Brook Place, Suite 202, Armonk, New York 10504.  The address for Messrs. Bailey, Tayeh and Buhrmaster is c/o Jostens, Inc., 5501 American Boulevard West, Minneapolis, Minnesota 55437.  The address for Mr. Van Horn is c/o Lehigh Direct, 1900 South 25th Avenue, Broadview, Illinois 60155.

(6)        Includes shares underlying stock options that are currently exercisable or will become exercisable within 60 days.

(7)        Mr. Buhrmaster retired from his position in July 2004.

(8)        Does not include Messrs. Buhrmaster and Tayeh, who are no longer executive officers of Holdings.

Equity Compensation Plan Information

Information pertaining to our equity compensation plans as of the end of 2004 is set forth above in ITEM 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Sponsors

The Transactions

In connection with the Transactions, DLJMBP II received total consideration of approximately $320 million in respect of the (i) acquisition by Fusion of all of DLJMBP II’s Von Hoffmann capital stock, (ii) repayment of Arcade’s Amended and Restated Notes held by DLJMBP II and (iii) acquisition by Fusion of Arcade’s Mandatorily Redeemable Preferred Stock held by DLJMBP II.

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•                  a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock.  Of the eight members of our board, KKR and DLJMBP III each has the right to designate four of our directors (and each initially designated three directors) and our Chief Executive Officer, Marc Reisch, is chairman;

•                  certain limitations on transfer of our common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if we have not completed an initial public offering, any Investor Entity wishing to sell any of our common stock held by it must first offer to sell such stock to us and the other Investor Entities, provided that, if we complete an initial public offering during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•                  a consent right for the Investor Entities with respect to certain corporate actions;

•                  the ability of the Investor Entities to “tag-along” their shares of our common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” our common stock held by the other Investor Entities under certain circumstances;

•                  the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by us; and

•                  a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with us, subject to certain exceptions.

Pursuant to the Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the sponsors pursuant to which the sponsors will provide certain structuring, consulting and management advisory services to us.  The sponsors will receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year.  We will indemnify the sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the sponsors pursuant to, and the performance by the sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, Holdings entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

During 2004, we retained Capstone Consulting to provide certain of our businesses with consulting services, primarily to identify and advise on potential opportunities to improve operating efficiencies.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting.  In March 2005, an affiliate of Capstone Consulting invested $1.3 million in Holdings Class A Common Stock and has been granted 13,527 options to purchase Holdings Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Holdings, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Voting Common Stock, (2) our Class B Non-Voting Common Stock and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•                  restrict the ability of the syndicate stockholders to make certain transfers;

•                  grant the co-investors certain board observation and information rights;

•                  provide for certain tag-along and drag-along rights;

•                  grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Holdings, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering; and

•                  give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Management Stockholders Agreement

In July 2003, Holdings, the DLJMB Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•                  restrict the ability of the management stockholders to transfer their shares;

•                  provide for certain tag-along and drag-along rights;

•                  grant preemptive rights to the management stockholders to purchase a pro rata share of any new shares of common stock issued by Holdings, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering;

•                  grant the DLJMB Funds six demand registration rights; and

•                  give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Other

For a description of the management stockholders agreement and sale participation agreement entered into with certain members of management in connection with the Transactions, see matters pertaining to “Equity Compensation” set forth in ITEM 11., Executive Compensation.

Historical

Jostens

Lease Agreements.  Jostens entered into an aircraft lease agreement with us, pursuant to which Jostens paid us an aggregate of $449,400 per year for use of a Citation CJ2 aircraft owned by us.  Jostens also entered into a time-sharing agreement with each of DLJMBP III, Inc. and Robert C. Buhrmaster, Jostens’ former Chairman and Chief Executive Officer, entitling each to sublease the Citation CJ2 from Jostens at a rate equal to twice Jostens’ cost of fuel plus incidentals.  The time-sharing agreement with DLJMBP III, Inc. was terminated in connection with the Transactions.  We consummated the sale of the Citation CJ2 in late December 2004.  In connection with this sale, the lease agreement with Jostens was terminated.  Under the terms of Mr. Buhrmaster’s separation agreement, he will be entitled to use other Jostens aircraft on the terms provided in the time-sharing agreement and his separation agreement.  KA Rentals, an entity wholly owned by Mr. Buhrmaster, agreed to make the aircraft that it owns available to Jostens for lease when Jostens’ principal aircraft was not available.  Jostens paid KA Rentals an aggregate of $18,558 during 2004 for use of the aircraft under this lease arrangement.  We believe that the lease arrangement with KA Rentals was on terms at least as favorable to Jostens as could have been obtained from an unaffiliated third party.  The aircraft lease agreement with KA Rentals has been terminated.

Financial Monitoring Agreements.  Pursuant to a financial advisory agreement with CSFB that Holdings entered into on July 29, 2003 and terminated on March 24, 2004, CSFB was retained to act as financial advisor for a five-year period, unless terminated earlier.  CSFB was entitled to receive an annual financial advisory retainer of $0.5 million, payable in installments at the beginning of each calendar quarter.

Pursuant to an agreement with DLJMBP III, Inc. that Holdings entered into on July 29, 2003 and amended on March 24, 2004, DLJMBP III, Inc. was retained to act as financial advisor for a five-year period, unless terminated earlier.  For its services, DLJMBP III, Inc. was entitled to receive an annual financial advisory retainer of $1.0 million, payable in installments at the beginning of each calendar quarter.  DLJMBP III, Inc. further received annual credit used solely to offset amounts payable by DLJMBP III, Inc. to Jostens pursuant to the time-sharing agreement in an amount of up to $0.5 million.  This financial monitoring agreement was terminated in connection with the Transactions.

Von Hoffmann

Financial Services Agreements.  On April 27, 2004, DLJ Merchant Banking II, Inc., or DLJMB II, Inc., Von Hoffmann Corporation and CSFB entered into an agreement pursuant to which, among other things, CSFB assigned its rights and obligations under the financial advisory agreement to DLJMB II, Inc., and, after giving effect to such assignment, the terms of the financial advisory agreement were amended to one year and to provide that DLJMB II, Inc. would be paid an annual financial advisory fee of $0.5 million.  This financial advisory agreement was terminated in connection with the Transactions.

Nelson Loan.  On May 22, 1997, pursuant to a non-recourse secured promissory note, an affiliate of DLJMBP II loaned Craig Nelson, Von Hoffmann Corporation’s former Vice President of Human Resources, $100,000 at an interest rate of 9.4% per annum for the purchase of 100,000 shares of Von Hoffmann’s common stock. Such affiliate of DLJMBP II subsequently sold this promissory note to Von Hoffmann Corporation.  The promissory note was secured by a total of 200,000 shares of common stock of Von Hoffmann.  This arrangement was negotiated on an arm’s length basis.  This arrangement was terminated in connection with the Transactions.

Other.  On November 21, 2003, Von Hoffmann Corporation entered into an agreement to engage CSFB to act as its exclusive financial advisor with respect to a potential sale of Lehigh Direct.  Under the agreement, CSFB would assist Von Hoffmann Corporation in analyzing and evaluating Lehigh Direct, in preparing materials to distribute to potential purchasers, to evaluate potential purchasers and to assist in structuring and negotiating a potential sale.  For its services, CSFB received a transaction fee equal to $1.0 million.  This agreement was terminated in connection with the Transactions.

Von Hoffmann paid consulting fees to CSFB (or its predecessor) of approximately $0.5 million in 2004.

In connection with the execution of the Von Hoffmann merger agreement as part of the Transactions, Von Hoffmann entered into a financial advisory agreement with DLJMBP II pursuant to which Von Hoffmann agreed to pay DLJMBP II a financial advisory fee of $2.0 million, which fee was paid upon the closing of the Transactions.

Arcade

Transactions with DLJMBP II and their Affiliates. Pursuant to an agreement that was terminated in connection with the Transactions, DLJMBP II, Inc. (upon assignment of such agreement from CSFB) was entitled to receive an annual financial advisory fee of $0.5 million, payable in installments, at the beginning of each calendar quarter.

In connection with the execution of the Arcade merger agreement as part of the Transactions, Arcade entered into a financial advisory agreement with DLJMBP II pursuant to which Arcade agreed to pay DLJMBP II a financial advisory fee of $2.0 million which fee was paid upon the closing of the Transactions.

Stockholder Note.  AKI, Inc. has a promissory note payable to Arcade which allows AKI, Inc. to borrow up to $10.0 million at such interest rates and maturity dates as agreed upon by AKI, Inc. and Arcade.  Interest paid to Arcade in connection with the promissory note totaled approximately $21,000 for fiscal 2004.

Other.  In connection with the Transactions, $0.2 million was paid to Renaissance Brands LLC, whose president was a member of the Board of Directors of Arcade.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Amounts below are shown in whole dollars.

Audit Fees

Ernst & Young LLP, or E&Y, has been engaged as our independent accountant since October 13, 2003.  The aggregate fees billed to us by E&Y during 2004 and 2003 were $1,350,300 and $1,026,900, respectively.  Prior to October 13, 2003, PricewaterhouseCoopers LLP, or PwC, was engaged as our independent accountant.  The aggregate fees billed to us by PwC during 2003 were $118,100.  Such fees were for audits of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and issuance of comfort letters in connection with the filing of registration statements related to the notes offerings.

Audit-Related Fees

The aggregate fees billed to us by E&Y for audit-related services during 2004 and 2003 were $141,900 and $138,500, respectively, related primarily to audits of pension and other employee benefit plans and certain accounting matters.  The aggregate fees billed to us by PwC for audit-related services during 2003 were $968,800, related primarily to audits of pension and other employee benefit plan financial statements and professional advisory fees in connection with the 2003 Jostens merger.

Tax Fees

The aggregate fees billed to us by E&Y for tax services rendered during 2004 and 2003 were $733,700 and $1,220,000, respectively, related primarily to tax compliance, including the outsourced preparation of and assistance with federal, state and local income tax returns, sales and use tax filings, foreign and other tax compliance.  The aggregate fees billed to us by PwC for tax services rendered during 2003 were $76,400, related primarily to domestic and foreign tax planning and other consulting services pertaining to tax matters.

All Other Fees

The aggregate fees billed to us by PwC for all other services rendered during 2003 were $20,200.  These fees were for other professional research and consulting services.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor.  The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work.  The Audit Committee also establishes policies and procedures for and pre-approves all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor.

Independence

At the time of the engagement of E&Y as the outside auditors for Holdings in October 2003, E&Y considered independence issues in accordance with its standard practice at the time, including consideration of whether the tax operations services it provided to Jostens during fiscal 2003 would impair its independence.  As a result of this process, in connection with E&Y becoming Holdings’ outside auditor in late 2003, E&Y revised its tax services arrangement with Jostens.  Based on what was known at the time, E&Y’s audit and tax engagement personnel concluded that the services detailed in the tax services engagement letter complied with the applicable independence rules of the SEC, the AICPA independence rules and E&Y policy, and the Audit Committee in place at that time was advised accordingly.

In connection with our filing of the Visant S-4 registration statement in the fall of 2004, E&Y’s policies and procedures required it to review once again its independence with respect to Holdings.  As part of this process, E&Y reviewed the tax operations services it had provided to Jostens and interviewed members of E&Y’s tax operations services team.  As a result of this review, E&Y identified three primary activities related to the provision of tax operations services that raised questions about E&Y’s independence:

•                  Calculation of sales tax.  Jostens uses software programs that calculate the amount of sales tax for each sale.  E&Y’s tax operations services team assisted in maintaining the accuracy of these programs by inputting changes into an ancillary software application to account for changes in laws and regulations in various states.  E&Y also made limited edits to customer profiles in Jostens’ database in order to update the “taxable/tax exempt” field whenever a customer submitted proof to Jostens that it was exempt from sales tax.  In addition, in connection with assisting another accounting firm which provides Jostens with sales tax compliance services, E&Y reviewed spreadsheets generated by such firm that showed the amounts to be paid in sales tax to each jurisdiction in which Jostens sold products to confirm that the aggregate sales tax liability shown on the spreadsheet agreed with the general ledger balance and then initialed the spreadsheet to signify that their review had been completed and that all sales tax returns appeared to be processed timely and completely.

•                  Check handling.  E&Y’s tax operations services team opened mail routed to the Jostens’ tax department, which at times included tax refund checks payable to Jostens.  Occasionally, a member of E&Y’s tax operations services team would mail tax-related checks for Jostens.

•                  Authorization of Jostens disbursements.  A member of E&Y’s tax operations services team authorized certain tax-related disbursements totaling $294,779 in 2003 (out of a total of approximately $10.8 million for all such disbursements in 2003), including $4,986 of disbursements subsequent to E&Y’s appointment as auditor in October 2003.

E&Y’s 2004 review discovered a further activity that required consideration with respect to E&Y’s independence.  On April 8, 2003, Jostens Canada, Ltd. (“JCL”), a subsidiary of Jostens, engaged a law firm in Ottawa, Ontario, Canada, to represent JCL in proceedings for the recovery of Ontario sales tax, which firm is an affiliate of E&Y Canada.  Additionally, the engagement letter provided for a contingent fee based upon the amount of tax and interest refunded to JCL.

E&Y brought the independence matters described above to the attention of the Audit Committee in mid-December 2004.  In response, the Audit Committee took prompt action, including retaining outside counsel which interviewed management and E&Y personnel and overseeing a review by our internal audit group of past procedures and documentation related to the matters raised.  Together with management and E&Y, the Audit Committee has been involved in the identification of the matters and the analysis of the scope and nature of such matters.  The Audit Committee also retained a forensic accounting firm, which was charged with reviewing and confirming the accuracy of the analysis undertaken by our internal audit group and confirming its analysis regarding the lack of discrepancies.  On January 17, 2005, E&Y and Jostens agreed to immediately terminate the tax operations services arrangement.

The Audit Committee and E&Y each concluded that there were violations of the Commission’s independence rules.  Consequently, the Audit Committee conducted an inquiry into, and an evaluation of, the facts and circumstances surrounding the matters presented, after which inquiry and evaluation the Audit Committee and E&Y each concluded pursuant to Rule 2-01(b) of Regulation S-X under the Exchange Act that there has been no impairment of E&Y’s independence for the 2003 or 2004 audit.  E&Y concluded, and the Audit Committee concurred, that E&Y’s capacity for objective judgment was not and is not diminished and that the investing public would not perceive that an impairment of independence affecting the integrity of the financial statements has occurred.  Based upon all the facts and circumstances, E&Y and the Audit Committee share the view that, throughout the audit and professional engagement period and continuing to date, E&Y has been and continues to be capable of exercising objective and impartial judgment on all issues encompassed within the audit engagement.   In particular, the Audit Committee concluded that: the individuals involved did not, at any time, appreciate the consequences of the actions taken; and the amounts involved, individually and in the aggregate, were de minimis.  In addition, the Audit Committee understands that the E&Y audit team believed they were independent, that matters affecting independence had been addressed prior to E&Y being engaged in October 2003 and that the audit team conducted themselves accordingly and were not influenced, directly or indirectly, by any of the matters noted.  The Audit Committee has been separately advised by both management and E&Y that these violations did not result in any change to any aspect of the Company’s financial statements.

In addition to the steps already implemented at the direction of the Audit Committee in connection with the inquiry, including the retention of the forensic accounting firm, the termination of the E&Y tax operations services arrangement, and the termination of the arrangement between JCL and an affiliate of E&Y Canada in January 2005 without payment of any fees or expenses by JCL, Jostens or Holdings to such firm, the Audit Committee has directed that certain long-term remedial efforts and initiatives be taken which are designed to prevent independence issues from occurring in the future, including:

•                  the adoption of additional policies and procedures regarding independence;

•                  the institution of additional training for the management group and finance staff to heighten awareness regarding auditor independence requirements;

•                  the designation or retention of a person, who will be a member of our internal audit staff, to act as Director of Audit Independence and who will report directly to the Audit Committee on independence issues and will act as a liaison among the Audit Committee, management and the outside auditor;

•                  the hiring of a corporate Director of Tax who will report to our Vice President of Finance and will be responsible for all tax compliance matters of Holdings and each of its operating subsidiaries;

•                  considering the separation of tax compliance from the attest functions to avoid the potential for an independence issue arising in the future with respect to tax compliance services; and

•                  considering whether to engage a new auditor for the audit of fiscal year 2005.

Based on these remediation measures, the Audit Committee believes that the Company has taken and is taking appropriate steps designed to eliminate the possibility of an independence violation arising in the future.

On February 11, 2005, E&Y issued its independence letter to our Audit Committee pursuant to Rule 3600T of the Public Company Accounting Oversight Board, which adopts on an interim basis the Independence Standards Board’s Standard No. 1.  That letter reported that E&Y satisfies the auditor independence standards of Regulation S-X in connection with its audit opinion for the financial statements contained in this Annual Report on Form 10-K.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                      List of documents filed as part of this report:

(1)                     Financial Statements

Reports of Independent Registered Public Accounting Firms

Visant Holding Corp. and subsidiaries

Consolidated Statements of Operations for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Visant Corporation and subsidiaries

Consolidated Statements of Operations for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Notes to Consolidated Financial Statements

(2)                     Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                     Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)                      Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (16)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2 (14)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3 (15)	Contribution Agreement, dated as of July 21, 2004 between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4 (2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

3.1 (3)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.2 (23)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3 (3)	By-Laws of Visant Holding Corp.

3.4 (23)	Certificate of Incorporation of Visant Secondary Holding Corp.

3.5 (23)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6 (23)	By-Laws of Visant Secondary Holding Corp.

3.7 (6)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.8 (23)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9 (6)	By-Laws of Visant Corporation.

3.10 (20)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11 (21)	By-Laws of Jostens, Inc.

3.12 (5)	Amended and Restated Certificate of Incorporation of Von Hoffmann Holdings Inc.

3.13 (8)	By-Laws of Von Hoffmann Holdings Inc.

3.14 (8)	Certificate of Incorporation of Von Hoffmann Corporation and Certificate of Ownership and Merger of Von Hoffmann Graphics, Inc. with and into Von Hoffmann Press, Inc.

3.15 (8)	By-Laws of Von Hoffmann Corporation.

3.16 (19)	Articles of Incorporation of The Lehigh Press, Inc.

3.17 (19)	Amended and Restated By-Laws of The Lehigh Press, Inc.

3.18 (8)	Certificate of Incorporation of Precision Offset Printing Company, Inc.

3.19 (8)	By-Laws of Precision Offset Printing Company, Inc.

3.20 (8)	Certificate of Incorporation of Anthology, Inc. (f/k/a H&S Graphics, Inc.)

3.21 (6)	Certificate of Amendment to the Certificate of Incorporation of Anthology, Inc.

3.22 (8)	By-Laws of Anthology, Inc.

3.23 (5)	Amended and Restated Certificate of Incorporation of AHC I Acquisition Corp.

3.24 (6)	By-Laws of AHC I Acquisition Corp.

3.25 (9)	Certificate of Incorporation of AKI Holding Corp.

3.26 (10)	By-Laws of AKI Holding Corp.

3.27 (11)	Certificate of Incorporation of AKI, Inc.

3.28 (12)	By-Laws of AKI, Inc.

3.29 (6)	Certificate of Incorporation of IST, Corp.

3.30 (6)	By-Laws of IST, Corp.

4.1 (4)	Indenture, dated December 2, 2003 between Visant Holding Corp. and BNY Midwest Trust Company, as trustee.

4.2 (4)	Registration Rights Agreement, dated November 25, among Visant Holding Corp., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.3 (6)	Indenture, dated October 4, 2004 among Visant Corporation, the guarantors parties thereto and The Bank of New York, as trustee.

4.4 (6)	Exchange and Registration Rights Agreement, dated October 4, 2004, among Visant Corporation, the guarantors parties thereto, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.5 (2)	Registration Rights Agreement, dated as of October 4, 2004 between Visant Holding Corp. and the Stockholders named therein.

10.1(6)

Credit Agreement, dated as of October 4, 2004, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, Credit Suisse First Boston, as Sole Lead Arranger and Sole Bookrunner, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Co-Arrangers and Co-Syndication Agents, and certain other lending institutions from time to time parties thereto.

10.2 (6)

U.S. Guarantee, dated as of October 4, 2004, among Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation, listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.3 (6)

Canadian Guarantee, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.4 (6)

Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, each of the subsidiaries of Visant Corporation listed on Annex A thereto, and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.5 (6)

Canadian Security Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.6 (6)

Pledge Agreement, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.7 (6)

Canadian Pledge Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.8 (6)

Trademark Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.9 (6)

Patent Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation., the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.10 (6)

Copyright Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.11 (17)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.12 (19)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.13 (18)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.14 (7)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.15 (22)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.16 (1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.17 (2)	Employment Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.18 (2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.19 (2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.20 (2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.21 (2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.22 (8)	Employment Agreement, dated as of January 31, 2002, between Von Hoffmann Corporation and Robert Mathews.*

10.23 (13)	Separation Agreement, dated as of July 14, 2004, among Visant Holding Corp., Jostens, Inc. and Robert C. Buhrmaster.*

10.24 (13)	Separation Agreement, dated as of September 17, 2004, among Visant Holding Corp., Jostens, Inc. and Steven A. Tighe.*

10.25 (5)	Separation Agreement, dated September 30, 2004, among AHC I Acquisition Corp., AKI Holding Corp., AKI, Inc. and William J. Fox.*

10.26 (5)

Amendment No. 1 and Agreement, dated as of December 21, 2004, to the Credit Agreement dated as of October 4, 2004, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent.

10.27 (1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.28 (5)	Amendment No. 1 to Executive Employment Agreement, dated as of December 30, 2004, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert S. Mathews.*

10.29 (2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.30 (23)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.31 (23)	Form of Management Stockholders Agreement.*

10.32 (23)	Form of Sale Participation Agreement.*

10.33 (23)	Form of Visant Holding Corp. Stock Option Agreement.*

10.34 (23)	Form of Jostens, Inc. Stock Option Agreement.*

10.35 (23)	Form of Von Hoffmann Holdings, Inc. Stock Option Agreement.*

12 (23)	Computation of Ratio of Earnings to Fixed Charges.

14.1 (23)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

21 (23)	Subsidiaries of Visant Holding Corp.

31.1 (23)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (23)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 (23)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 (23)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 14, 2005.

(2)          Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(3)          Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)          Incorporated by reference to Visant Holding Corp.’s Form S-4 (file no. 333-112055), filed on January 21, 2004.

(5)          Incorporated by reference to Visant Corporation’s Form S-4/A (file no. 333-120386), filed on February 14, 2005.

(6)          Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(7)          Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.

(8)          Incorporated by reference to Von Hoffmann Holdings, Inc. and Von Hoffmann Corporation’s Form S-1 (file no. 333-90992), filed on June 21, 2002.

(9)          Incorporated by reference to AKI Holding Corp.’s Form S-4/A (file no. 333-60991), filed on October 13, 1998.

(10)    Incorporated by reference to AKI Holding Corp.’s Form S-4 (file no. 333-60991), filed on August 7, 1998.

(11)    Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.

(12)    Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.

(13)    Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 16, 2004.

(14)    Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.

(15)    Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.

(16)    Incorporated by reference to Von Hoffmann Holdings, Inc.’s Form 10-Q/A, filed on August 12, 2004.

(17)    Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.

(18)    Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.

(19)    Incorporated by reference to Von Hoffmann Holdings, Inc.’s Form 10-Q, filed on November 10, 2003.

(20)    Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.

(21)    Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.

(22)    Incorporated by reference to Jostens, Inc.’s Form 8, dated May 2, 1991.

(23)    Filed herewith

*                 Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date: March 31, 2005	/s/ Marc L. Reisch
Marc L. Reisch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 31, 2005	/s/ Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer
	Marc L. Reisch	(Principal Executive Officer)

Date: March 31, 2005	/s/ Paul B. Carousso	Vice President, Finance
	Paul B. Carousso	(Principal Financial and Accounting Officer)

Date: March 31, 2005		Director
Joseph Y. Bae

Date: March 31, 2005	/s/ David F. Burgstahler	Director
David F. Burgstahler

Date: March 31, 2005	/s/ Thompson Dean	Director
Thompson Dean

Date: March 31, 2005		Director
Alexander Navab

Date: March 31, 2005	/s/ Tagar C. Olson	Director
Tagar C. Olson

Date: March 31, 2005		Director
Charles P. Pieper

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Visant Holding Corp. and subsidiaries:

Consolidated Statements of Operations for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Visant Corporation and subsidiaries:

Consolidated Statements of Operations for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

Consolidated Statements of Cash Flows for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal year in the successor period ended January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months), the period from December 29, 2002 to July 29, 2003 (predecessor, seven months) and the fiscal year in the predecessor period ended December 28, 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Visant Holding Corp.

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (formerly Jostens Holding Corp.) and Visant Corporation and subsidiaries (formerly Jostens IH Corp.) at January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended January 1, 2005 and for the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months).  The financial statements are the responsibility of Visant Holding Corp. and Visant Corporation’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of Visant Holding Corp. and Visant Corporation’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Visant Holding Corp. and Visant Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visant Holding Corp. and subsidiaries and Visant Corporation and subsidiaries at January 1, 2005 and January 3, 2004, and the related consolidated results of operations and their cash flows for the year ended January 1, 2005 and for the period from July 30, 2003 to January 3, 2004 and the period from December 29, 2002 to July 29, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Visant Holding Corp. and Visant Corporation adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective June 29, 2003 and changed their method of accounting for redeemable preferred stock.

ERNST & YOUNG LLP

Minneapolis, Minnesota

February 18, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Jostens, Inc.:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the consolidated results of operations and cash flows of Jostens, Inc. and its subsidiaries for the year ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of Jostens, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

February 12, 2003

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net sales	$1,462,161	$502,664	$504,058	$755,984
Cost of products sold	914,964	335,826	218,594	315,961
Gross profit	547,197	166,838	285,464	440,023
Selling and administrative expenses	434,068	168,470	196,430	306,449
Transaction costs	15,899	226	30,960	—
Special charges	15,663	—	—	—
Operating income (loss)	81,567	(1,858)	58,074	133,574
Interest income	(706)	(433)	(82)	(1,109)
Interest expense	160,985	68,423	32,528	68,435
Loss on redemption of debt	75,849	503	13,878	1,765
Other income	(1,092)	—	—	—
(Loss) income from continuing operations before income taxes	(153,469)	(70,351)	11,750	64,483
(Benefit from) provision for income taxes	(52,771)	(19,236)	8,695	36,214
(Loss) income from continuing operations	(100,698)	(51,115)	3,055	28,269
Discontinued operations - gain on disposal (net of income tax expense of $1,071)	—	—	—	1,637
Cumulative effect of accounting change	—	—	4,585	—
Net (loss) income	(100,698)	(51,115)	7,640	29,906
Dividends and accretion on redeemable preferred shares	—	—	(6,525)	(11,747)
Net (loss) income available to common stockholders	$(100,698)	$(51,115)	$1,115	$18,159

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Successor)
In thousands, except share amounts	2004	2003
ASSETS
Cash and cash equivalents	$84,964	$49,112
Accounts receivable, net	158,243	141,725
Inventories, net	129,450	111,962
Salespersons overdrafts, net of allowance of $12,722 and $10,953, respectively	35,415	30,062
Prepaid expenses and other current assets	13,639	18,762
Deferred income taxes	58,892	4,591
Total current assets	480,603	356,214
Property, plant and equipment, net	241,123	272,060
Goodwill	1,108,445	1,138,664
Intangibles, net	606,195	700,185
Deferred financing costs, net	64,127	44,510
Other assets	10,904	10,997
	$2,511,397	$2,522,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$8,300	$42,251
Accounts payable	53,505	45,440
Accrued employee compensation and related taxes	46,860	40,731
Commissions payable	16,694	18,706
Customer deposits	156,511	149,809
Income taxes payable	8,291	9,629
Interest payable	9,815	23,389
Current portion of long-term debt	19,950	2,000
Deferred income taxes	—	4,283
Other accrued liabilities	24,636	21,695
Current liabilities of discontinued operations	1,744	3,100
Total current liabilities	346,306	361,033

Long-term debt - less current maturities	1,667,231	1,432,161
Redeemable preferred stock	—	258,787
Deferred income taxes	252,414	261,243
Pension liabilities, net	27,489	29,724
Other noncurrent liabilities	5,643	5,814
Total liabilities	2,299,083	2,348,762

Commitments and contingencies

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,909,844 shares at January 1, 2005; 504,584 shares at January 3, 2004
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at January 1, 2005; 2,724,759 shares at January 3, 2004
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at January 1, 2005; none at January 3, 2004	59	32
Additional paid-in-capital	518,413	380,377
Accumulated deficit	(307,617)	(206,919)
Accumulated other comprehensive income	1,459	906
Officer notes receivable	—	(528)
Total stockholders’ equity	212,314	173,868
	$2,511,397	$2,522,630

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net (loss) income	$(100,698)	$(51,115)	$7,640	$29,906
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	69,196	26,200	12,649	24,645
Amortization of intangible assets	94,140	21,254	616	55
Amortization of debt discount, premium and deferred financing costs	23,417	4,168	3,112	7,422
Other amortization	847	356	1,323	2,197
Accrued interest on redeemable preferred stock	38,816	22,480	842	—
Deferred income taxes	(66,042)	(21,453)	(1,500)	11,805
Loss on redemption of debt	75,849	503	13,878	1,765
Other	888	1,034	(1,820)	(959)
Changes in assets and liabilities:
Accounts receivable	(16,371)	12,019	4,576	(2,789)
Inventories	(17,186)	29,208	14,293	1,166
Prepaid expenses and other current assets	5,612	(5,158)	3,405	(891)
Accounts payable and accrued expenses	11,822	(10,407)	9,665	(3,811)
Customer deposits	6,352	90,845	(76,069)	7,440
Income taxes payable	9,782	(8,857)	8,288	(9,624)
Interest payable	(13,570)	5,364	(6,750)	222
Other	(8,722)	(13,399)	(941)	(13,077)
Net cash provided by (used in) operating activities	114,132	103,042	(6,793)	55,472
Acquisition of businesses, net of cash acquired	—	(531,752)	(5,008)	—
Purchases of property, plant and equipment	(49,274)	(20,700)	(6,129)	(22,843)
Proceeds from sale of property, plant and equipment	11,512	198	90	1,256
Other investing activities, net	(183)	(72)	(828)	(1,225)
Net cash used in investing activities	(37,945)	(552,326)	(11,875)	(22,812)
Net short-term (repayments) borrowings	(35,244)	11,658	1,500	8,960
Repurchase of common stock and warrants	(2,948)	—	(471,044)	(2,851)
Redemption of preferred stock	(188,849)	(102,820)	—	—
Principal payments on long-term debt	(464,955)	(25,875)	(379,270)	(60,855)
Redemption of senior subordinated notes	(336,437)	(9,325)	—	(8,456)
Redemption of senior notes	(411,436)	—	—	—
Redemption of PIK notes to stockholders	(81,037)	—	—	—
Redemption of subordinated exchange debentures	(49,001)	—	—	—
Proceeds from issuance of long-term debt	1,524,000	153,711	475,000	—
Proceeds from issuance of common stock	4,500	342,934	417,934	—
Net proceeds from issuance of common stock to KKR	237,468	—	—	—
Distribution to stockholders	(175,648)	(41,586)	—	—
Proceeds from issuance of redeemable preferred stock	—	100,000	—	—
Proceeds from issuance of senior notes	—	62,850
Debt financing costs	(61,430)	(9,213)	(20,212)	(1,620)
Merger costs	—	—	(12,608)	—
Other financing activities, net	566	—	1,625	—
Net cash (used in) provided by financing activities	(40,451)	482,334	12,925	(64,822)
Effect of exchange rate changes on cash and cash equivalents	116	144	236	—
Increase (decrease) in cash and cash equivalents	35,852	33,194	(5,507)	(32,162)
Cash and cash equivalents, beginning of period	49,112	15,918	10,938	43,100
Cash and cash equivalents, end of period	$84,964	$49,112	$5,431	$10,938

Supplemental information:
Income taxes paid	$2,162	$15,039	$1,895	$31,492
Interest paid	$144,427	$40,437	$32,162	$61,542

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Additional paid-in			Accumulated other
	Common shares		paid-in	capital	Officer notes	Accumulated	comprehensive
In thousands	Number	Amount	capital	warrants	receivable	deficit	income (loss)	Total
Jostens, Inc. (Predecessor)
Balance - December 29, 2001	8,965	$1,006	$—	$24,733	$(1,407)	$(610,959)	$(12,503)	$(599,130)
Net income						29,906		29,906
Change in cumulative translation adjustment							579	579
Change in fair value of interest rate swap agreement, net of $1,351 tax							2,065	2,065
Adjustment in minimum pension liability, net of $627 tax							(958)	(958)
Comprehensive income								31,592
Preferred stock dividends						(11,097)		(11,097)
Preferred stock accretion						(650)		(650)
Repurchase of common stock	(9)	(3)			126	(268)		(145)
Reacquisition of warrants to purchase common shares				(3,769)		1,063		(2,706)
Interest accrued on officer notes receivable					(344)			(344)
Balance - December 28, 2002	8,956	$1,003	$—	$20,964	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Net income						7,640		7,640
Change in cumulative translation adjustment							(278)	(278)
Change in fair value of interest rate swap agreement, net of $846 tax							1,293	1,293
Comprehensive income								8,655
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Payment on officer notes receivable					1,625			1,625
Repurchase of common stock and warrants	(8,956)	(1,003)		(20,964)		(449,077)		(471,044)
Issuance of common stock	1	—	417,934					417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769
Balance - July 29, 2003	1	$—	$417,934	$—	$—	$—	$—	$417,934

(Successor)
Visant Holding Corp.	3,229	$32	$322,902	$—	$—	$—	$—	$322,934
Von Hoffman			78,680		(509)	(52,013)		26,158
Arcade			381			(103,791)	350	(103,060)
Balance - July 29, 2003	3,229	$32	$401,963	$—	$(509)	$(155,804)	$350	$246,032
Net loss						(51,115)	—	(51,115)
Change in cumulative translation adjustment							556	556
Comprehensive loss								(50,559)
Accrued interest on officer notes receivable					(19)			(19)
Return of capital			(41,586)					(41,586)
Contribution from stockholder			20,000					20,000
Balance - January 3, 2004	3,229	$32	$380,377	$—	$(528)	$(206,919)	$906	$173,868
Net loss						(100,698)	—	(100,698)
Change in cumulative translation adjustment							553	553
Comprehensive loss								(100,145)
Accrued interest on officer notes receivable					(38)			(38)
Payment on officer notes receivable					566			566
Issuance of common stock to KKR, net of equity raising costs of $18,587	2,664	27	237,441					237,468
Issuance of common stock	47		4,500					4,500
Repurchase of common stock	(31)	—	(2,948)					(2,948)
Return of capital			(175,648)					(175,648)
Gain on redemption of preferred stock			74,691		—			74,691
Balance - January 1, 2005	5,909	$59	$518,413	$—	$—	$(307,617)	$1,459	$212,314

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net sales	$1,462,161	$502,664	$504,058	$755,984
Cost of products sold	914,964	335,826	218,594	315,961
Gross profit	547,197	166,838	285,464	440,023
Selling and administrative expenses	434,197	168,470	196,430	306,449
Transaction costs	15,899	226	30,960	—
Special charges	15,663	—	—	—
Operating income (loss)	81,438	(1,858)	58,074	133,574
Interest income	(678)	(417)	(82)	(1,109)
Interest expense	144,495	67,108	32,528	68,435
Loss on redemption of debt	75,849	503	13,878	1,765
Other income	(1,092)	—	—	—
(Loss) income from continuing operations before income taxes	(137,136)	(69,052)	11,750	64,483
(Benefit from) provision for income taxes	(46,728)	(18,755)	8,695	36,214
(Loss) income from continuing operations	(90,408)	(50,297)	3,055	28,269
Discontinued operations - gain on disposal (net of income tax expense of $1,071)	—	—	—	1,637
Cumulative effect of accounting change	—	—	4,585	—
Net (loss) income	(90,408)	(50,297)	7,640	29,906
Dividends and accretion on redeemable preferred shares	—	—	(6,525)	(11,747)
Net (loss) income available to common stockholders	$(90,408)	$(50,297)	$1,115	$18,159

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Successor)
In thousands, except share amounts	2004	2003
ASSETS
Cash and cash equivalents	$82,269	$43,731
Accounts receivable, net	158,243	141,725
Inventories, net	129,450	111,962
Salespersons overdrafts, net of allowance of $12,722 and $10,953, respectively	35,415	30,062
Prepaid expenses and other current assets	13,639	18,762
Deferred income taxes	58,892	4,591
Total current assets	477,908	350,833
Property, plant and equipment, net	241,123	272,060
Goodwill	1,108,445	1,138,664
Intangibles, net	606,195	700,185
Deferred financing costs, net	58,679	38,836
Other assets	10,904	10,997
	$2,503,254	$2,511,575

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$8,300	$42,251
Accounts payable	53,505	44,966
Accrued employee compensation and related taxes	46,860	40,731
Commissions payable	16,694	18,706
Customer deposits	156,511	149,809
Income taxes payable	8,460	9,636
Interest payable	9,815	23,389
Current portion of long-term debt	19,950	2,000
Deferred income taxes	—	4,283
Other accrued liabilities	25,688	21,695
Current liabilities of discontinued operations	1,744	3,100
Total current liabilities	347,527	360,566

Long-term debt - less current maturities	1,500,050	1,280,875
Redeemable preferred stock	—	258,787
Deferred income taxes	258,769	261,717
Pension liabilities, net	27,489	29,724
Other noncurrent liabilities	5,643	5,814
Total liabilities	2,139,478	2,197,483

Commitments and contingencies

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares at January 1, 2005 and January 3, 2004	—	—
Additional paid-in-capital	658,826	519,815
Accumulated deficit	(296,509)	(206,101)
Accumulated other comprehensive income	1,459	906
Officer notes receivable	—	(528)
Total stockholder’s equity	363,776	314,092
	$2,503,254	$2,511,575

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net (loss) income	$(90,408)	$(50,297)	$7,640	$29,906
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	68,990	26,200	12,649	24,645
Amortization of intangible assets	94,140	21,254	616	55
Amortization of debt discount, premium and deferred financing costs	7,120	2,853	3,112	7,422
Other amortization	847	356	1,323	2,197
Accrued interest on redeemable preferred stock	38,816	22,480	842	—
Deferred income taxes	(60,161)	(20,979)	(1,500)	11,805
Loss on redemption of debt	75,849	503	13,878	1,765
Other	1,177	1,034	(1,820)	(959)
Changes in assets and liabilities:
Accounts receivable	(16,371)	12,019	4,576	(2,789)
Inventories	(17,186)	29,208	14,293	1,166
Prepaid expenses and other current assets	5,612	(5,158)	3,405	(891)
Accounts payable and accrued expenses	13,350	(10,881)	9,665	(3,811)
Customer deposits	6,352	90,845	(76,069)	7,440
Income taxes payable	9,944	(8,850)	8,288	(9,624)
Interest payable	(13,570)	5,364	(6,750)	222
Other	(8,722)	(13,399)	(941)	(13,077)
Net cash provided by (used in) operating activities	115,779	102,552	(6,793)	55,472
Acquisition of businesses, net of cash acquired	—	(531,752)	(5,008)	—
Purchases of property, plant and equipment	(44,358)	(20,700)	(6,129)	(22,843)
Proceeds from sale of property, plant and equipment	6,512	198	90	1,256
Other investing activities, net	(183)	(72)	(828)	(1,225)
Net cash used in investing activities	(38,029)	(552,326)	(11,875)	(22,812)
Net short-term (repayments) borrowings	(35,244)	11,658	1,500	8,960
Repurchase of common stock and warrants	—	—	(471,044)	(2,851)
Redemption of preferred stock	(188,849)	(102,820)	—	—
Principal payments on long-term debt	(460,955)	(25,875)	(379,270)	(60,855)
Redemption of senior subordinated notes	(336,437)	(9,325)	—	(8,456)
Redemption of senior notes	(411,436)	—	—	—
Redemption of PIK notes to stockholders	(81,037)	—	—	—
Redemption of subordinated exchange debentures	(49,001)	—	—	—
Proceeds from issuance of long-term debt	1,520,000	3,705	475,000	—
Proceeds from issuance of common stock	—	337,934	417,934	—
Net contribution from Visant Holding Corp.	239,968	102,820	—	—
Distribution to stockholders	(175,648)	—	—	—
Proceeds from issuance of redeemable preferred stock	—	100,000	—	—
Proceeds from issuance of senior notes	—	62,850	—	—
Debt financing costs	(61,255)	(3,504)	(20,212)	(1,620)
Merger costs	—	—	(12,608)	—
Other financing activities, net	566	—	1,625	—
Net cash (used in) provided by financing activities	(39,328)	477,443	12,925	(64,822)
Effect of exchange rate changes on cash and cash equivalents	116	144	236	—
Increase (decrease) in cash and cash equivalents	38,538	27,813	(5,507)	(32,162)
Cash and cash equivalents, beginning of period	43,731	15,918	10,938	43,100
Cash and cash equivalents, end of period	$82,269	$43,731	$5,431	$10,938

Supplemental information:
Income taxes paid	$2,162	$15,039	$1,895	$31,492
Interest paid	$144,234	$40,437	$32,162	$61,542

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Additional paid-in			Accumulated other
	Common shares		paid-in	capital	Officer notes	Accumulated	comprehensive
In thousands	Number	Amount	capital	warrants	receivable	deficit	income (loss)	Total
Jostens, Inc. (Predecessor)
Balance - December 29, 2001	8,965	$1,006	$—	$24,733	$(1,407)	$(610,959)	$(12,503)	$(599,130)
Net income						29,906		29,906
Change in cumulative translation adjustment							579	579
Change in fair value of interest rate swap agreement, net of $1,351 tax							2,065	2,065
Adjustment in minimum pension liability, net of $627 tax							(958)	(958)
Comprehensive income								31,592
Preferred stock dividends						(11,097)		(11,097)
Preferred stock accretion						(650)		(650)
Repurchase of common stock	(9)	(3)			126	(268)		(145)
Reacquisition of warrants to purchase common shares				(3,769)		1,063		(2,706)
Interest accrued on officer notes receivable					(344)			(344)
Balance - December 28, 2002	8,956	$1,003	$—	$20,964	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Net income						7,640		7,640
Change in cumulative translation adjustment							(278)	(278)
Change in fair value of interest rate swap agreement, net of $846 tax							1,293	1,293
Comprehensive income								8,655
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Payment on officer notes receivable					1,625			1,625
Repurchase of common stock and warrants	(8,956)	(1,003)		(20,964)		(449,077)		(471,044)
Issuance of common stock	1	—	417,934					417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769
Balance - July 29, 2003	1	$—	$417,934	$—	$—	$—	$—	$417,934

(Successor)
Visant Corporation	1	$—	$317,934	$—	$—	$—	$—	$317,934
Von Hoffman			78,680		(509)	(52,013)		26,158
Arcade			381			(103,791)	350	(103,060)
Balance - July 29, 2003	1	$—	$396,995	$—	$(509)	$(155,804)	$350	$241,032
Net loss						(50,297)	—	(50,297)
Change in cumulative translation adjustment							556	556
Comprehensive loss								(49,741)
Accrued interest on officer notes receivable					(19)			(19)
Contribution from Visant Holding Corp.			102,820					102,820
Contribution from stockholder			20,000					20,000
Balance - January 3, 2004	1	$—	$519,815	$—	$(528)	$(206,101)	$906	$314,092
Net loss						(90,408)	—	(90,408)
Change in cumulative translation adjustment							553	553
Comprehensive loss								(89,855)
Accrued interest on officer notes receivable					(38)			(38)
Payment on officer notes receivable					566			566
Contribution from Visant Holding Corp., net of equity raising costs of $18,587			239,968					239,968
Distribution to stockholders			(175,648)					(175,648)
Gain on redemption of preferred stock			74,691					74,691
Balance - January 1, 2005	1	$—	$658,826	$—	$—	$(296,509)	$1,459	$363,776

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

Description of Business

We are a leading North American specialty printing, marketing and school-related affinity products and services enterprise.  We generate the majority of our net sales from printing and marketing products, which include, among others, yearbooks, educational materials, diplomas, announcements, direct marketing materials and commercial printing.  We also manufacture and distribute other non-print based school-related affinity products and services such as class rings, caps and gowns and school photography.

Basis of Presentation

The consolidated financial statements included herein are:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (Holdings) which include Visant Corporation (Visant); and

•                  Visant and its wholly-owned subsidiaries.

All significant intercompany balances and transactions are eliminated in consolidation.

As a result of the 2003 Jostens merger as discussed in Note 3, we applied purchase accounting and a new basis of accounting began after July 29, 2003.  Fiscal 2003 includes a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 3, 2004 (five months).  The consolidated financial statements for the predecessor period are those of Jostens, Inc. and its wholly owned subsidiaries and have been prepared using the historical basis of accounting for Jostens, Inc.  As a result of the Transactions as discussed in Note 2, the consolidated financial statements for the successor period include the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), entities under common control.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform to recent accounting pronouncements and guidance.  As disclosed in Note 4, the assets and liabilities pertaining to the Lehigh Direct division of The Lehigh Press, Inc. have been reclassified within their respective individual financial statement line items rather than as an asset held for sale as previously reported.  Furthermore, the statement of operations for the successor period in 2003 includes the reclassification of the Lehigh Direct division’s results of operations previously reported as a discontinued operation.   The reclassifications had no impact on net earnings as previously reported.

Fiscal Year

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31.  Fiscal year 2004, the successor period in 2003 and fiscal year 2002 ended on January 1, 2005, January 3, 2004 and December 28, 2002, respectively.  Fiscal years 2004 and 2002 each consisted of fifty-two weeks while the combined predecessor and successor periods in 2003 consisted of fifty-three weeks.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

We make estimates of potentially uncollectible customer accounts receivable and evaluate the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to repay, and prevailing economic conditions.  We make adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Sales Returns

We make estimates of potential future product returns related to current period product revenue.  We evaluate the adequacy of the allowance on a periodic basis.  This evaluation includes historical returns experience, changes in customer demand and acceptance of our products, and prevailing economic conditions.  We make adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold, certain other precious metals, and paper, which are determined using the last-in, first-out (LIFO) method.  Cost includes direct materials, direct labor and applicable overhead.  Obsolescence reserves are provided as necessary in order to approximate inventories at market value.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except that Jostens adjusted its property, plant and equipment to fair value in accordance with applying purchase accounting in conjunction with the merger on July 29, 2003.  Maintenance and repairs are charged to operations as incurred.  Major renewals and betterments are capitalized.  Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Buildings	7 to 40
Machinery and equipment	3 to 12
Capitalized software	2 to 5
Transportation equipment	4 to 10
Furniture and fixtures	3 to 7

Capitalization of Internal-Use Software

Costs of software developed or obtained for internal use are capitalized once the preliminary project stage has concluded, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of costs ceases when the project is substantially complete and ready for its intended use.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition.  Goodwill and indefinite-lived intangibles are no longer amortized, but are tested annually for impairment, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  The impairment testing was completed as of the beginning of our fourth quarter and we believe that there are no indications of impairment.  Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are evaluated in compliance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable.  In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We consider historical performance and future estimated results in our evaluation of impairment.  If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments.

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

Revenue Recognition

Revenue is recognized when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed and determinable.

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

Supplier Concentration

Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany.  We believe this supplier is also a supplier to our major class ring competitors in the United States.

Arcade’s products utilize specific grades of paper that are produced exclusively for Arcade by one domestic supplier or specific component materials that are sourced from one qualified supplier.

Derivative Financial Instruments

All derivatives are accounted for in accordance with SFAS 133, Accounting for Derivatives and Hedging Activities, as amended.  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.  Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item.  The ineffective portion of a derivative’s change in fair value is recognized in earnings in the current period.

Stock-Based Compensation

We apply the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, since all options are granted at or above fair value, no compensation cost is typically reflected in net income (loss) for these plans.  The following table illustrates the effect on net income in the predecessor period if Jostens had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation.  For the successor period, our pro forma net loss incorporating the amortization of the stock-based compensation expense would not have been materially different from reported net loss.

	Jostens, Inc. (Predecessor)
In thousands, except per-share data	Seven Months 2003	2002
Net income available to common stockholders
As reported	$1,115	$18,159
Add stock-based employee compensation expense included in reported net income available to common stockholders, net of tax effects	7,608	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(2,184)	(483)
Proforma net income available to common stockholders	$6,539	$17,676

Accounting Change

SFAS 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  At the beginning of our third quarter in 2003, we adopted SFAS 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified, and requires that a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances).  In accordance with SFAS 150, Jostens reclassified its redeemable preferred stock to the liabilities section of the balance sheet and began reporting the preferred dividend as interest expense in its results of operations rather than as a reduction to retained earnings.   Jostens also recognized a $4.6 million cumulative effect of a change in accounting principle.  Jostens did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization were not tax deductible.  Had SFAS 150 been effective since the beginning of 2002, net income (loss) available to common shareholders (a) for the seven month predecessor period in 2003 would have decreased $3.6 million due to the pro forma effects of eliminating the $4.6 million cumulative effect change as well as $6.5 million of dividends and accretion deducted from net earnings and including $5.5 million of additional interest expense and (b) for 2002 would have increased $1.4 million due to the pro forma effects of eliminating $11.7 million of dividends and accretion deducted from net earnings and including $10.4 million of additional interest expense.

The assessment performed by Arcade of its redeemable senior preferred stock did not result in an adjustment and the redeemable senior preferred stock was appropriately reclassified to a liability.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at a favorable rate of tax.  The U.S. Treasury Department has not issued final guidelines for applying the repatriation provisions of the AJC Act.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  We anticipate we will repatriate earnings from our foreign subsidiaries during 2005, but we do not presently know the amount of such distributions because we have not completed our evaluation of the related tax effect under the AJC Act.  We anticipate that our evaluation will be completed during the third quarter of 2005 and that the related tax effect will not have a material impact on our consolidated effective tax rate for 2005.

FSP 106-2 – Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In May 2004, the FASB issued FSP 106-2, which was effective for us as of the beginning of the third quarter in 2004.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) includes a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as defined in the Medicare Act) to Medicare Part D.  The adoption of FSP 106-2 did not have a material effect on our financial condition or results of operations.

2.              Transactions

On July 21, 2004, we entered into a contribution agreement with Fusion Acquisition LLC, or Fusion, an affiliate of Kohlberg, Kravis, Roberts & Co. L.P. (“KKR”), pursuant to which Fusion contributed (the “Contribution”) all of the stock of Von Hoffmann and Arcade that Fusion acquired immediately prior to such Contribution pursuant to two separate mergers in exchange for shares of our common stock.  Subsequent to the Contribution, we caused all of the equity interests of Von Hoffmann and Arcade held by us to be contributed to Visant, which resulted in Von Hoffmann and Arcade becoming wholly-owned subsidiaries of Visant.

The Contribution, mergers and related financing transactions are referred to collectively as the “Transactions”.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45% of our economic interest.  Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  As a result of the Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.  In addition, we paid approximately $34.5 million of fees and expenses associated with the Transactions including $5.4 million of compensation expense primarily representing the excess of the fair market value over the exercise price of outstanding Von Hoffmann stock options, $18.6 million of capitalized equity raising costs and $10.5 million of expensed costs consisting primarily of investment banking, legal and accounting fees.

In connection with the Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility and issued $500 million aggregate principal amount of senior subordinated notes.   We incurred transaction fees and related costs of $60.9 million associated with the new credit facilities and notes, which have been capitalized and are being amortized as interest expense over the lives of the respective debt instruments.

In connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including redemption value of the remaining redeemable preferred stock.  In addition, we wrote off an aggregate net credit balance of $5.6 million relating to unamortized deferred financing costs, discounts and premiums associated with the old debt instruments and incurred $81.0 million of aggregate redemption premiums.

3.              2003 Jostens Merger

On June 17, 2003, Holdings entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by Holdings for the sole purpose of effecting its acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of Holdings (the “2003 Jostens merger”).

Holdings was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of our management, and received proceeds of $322.9 million.  Holdings established a wholly-owned subsidiary, Jostens IH Corp. (subsequently renamed Visant Corporation), and capitalized it through the purchase of common stock for $317.9 million.  Visant used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens used the proceeds from the capital contribution, along with incremental borrowings under its senior secured credit facility, to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.  In addition, Jostens paid approximately $41.2 million of fees and expenses associated with the merger including $12.6 million of compensation expense representing the excess of the fair market value over the exercise price of outstanding stock options, $12.6 million of capitalized merger costs and $16.0 million of expensed costs consisting primarily of investment banking, legal and accounting fees.  Jostens also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

The 2003 Jostens merger was accounted for as a purchase in accordance with the provisions of SFAS 141 Business Combinations.  The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.

The allocation of the purchase price, excluding certain transaction costs, was as follows:

In thousands
Current assets	$165,280
Property, plant and equipment	101,389
Intangible assets	660,399
Goodwill	709,724
Other assets	18,622
Current liabilities	(202,635)
Long-term debt	(594,494)
Redeemable preferred stock	(106,511)
Deferred income taxes	(252,209)
Other liabilities	(28,521)
$471,044

4.              Acquisition of The Lehigh Press, Inc.

On October 22, 2003, Von Hoffmann acquired all of the outstanding shares of The Lehigh Press, Inc. (“Lehigh Press”) for approximately $108.3 million (the “Lehigh Press Acquisition”).  Lehigh Press is a leading provider of book covers and other components and a provider of digital premedia and direct marketing printing services, operating through its Lehigh Lithographers and Lehigh Direct divisions.  The acquisition reinforced Von Hoffmann’s market position within the elementary and high school case-bound education market, as well as its strategy to increase product offerings and capabilities to its customer base.  The Lehigh Press Acquisition was financed by the borrowing of funds under Von Hoffmann’s existing credit agreement and cash on hand.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS 141 Business Combinations.  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price was as follows:

In thousands
Current assets	$18,658
Property, plant and equipment	38,437
Intangible assets	45,300
Goodwill	49,790
Current liabilities	(13,153)
Deferred income taxes	(19,960)
Deferred compensation and pension	(10,760)
$108,312

In addition, approximately $3.0 million has been escrowed for certain potential indemnification obligations pursuant to the related stock purchase agreement.  The escrow provisions expire at various dates through April 2005.

The consolidated financial statements include the results of operations of Lehigh Press from October 22, 2003, the date of acquisition.

In November 2003, Von Hoffmann’s Board of Directors authorized the sale of Lehigh Direct.  As a result, retroactive to the date Von Hoffmann acquired Lehigh Press, it was originally determined that the Lehigh Direct division met the criteria for classification as an asset held for sale as outlined by SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, as of the acquisition date, the carrying value of the division’s net assets was adjusted to its fair value less expected costs to sell, amounting to $55.0 million, based on an internal analysis of similar current transactions.

In conjunction with the Transactions, it was determined that the Lehigh Direct division would be an operating business and as a result, it no longer met the criteria for classification as an asset held for sale under SFAS 144.  Accordingly, during the third quarter of 2004, the Lehigh Direct division was valued at the lower of its carrying amount adjusted for any depreciation and amortization that would have been recognized had the division been continuously classified as an asset held and used since its acquisition date, or the fair value at the date of the subsequent decision not to sell.  The change in classification resulted in its assets and liabilities being included within their respective individual financial statement line items rather than aggregated within the “asset held for sale” line item in the consolidated balance sheet as previously reported.  Furthermore, within the statement of operations for the successor period in 2003, the results of the Lehigh Direct division are classified as an operating business rather than a discontinued operation as previously reported.

5.              Pro Forma Financial Results

The following unaudited pro forma information presents results of operations as if the 2003 Jostens merger and the acquisition of Lehigh Press had occurred at the beginning of the respective years.  The unaudited pro forma information also consolidates the operations of Von Hoffmann and Arcade for the respective years.

In thousands	2003	2002
Visant:
Revenues	$1,409,543	$1,387,364
Net loss	(46,271)	(39,762)
Holdings:
Revenues	$1,409,543	$1,387,364
Net loss	(47,089)	(39,762)

6.              Restructuring Activity and Other Special Charges

On November 10, 2004, Von Hoffmann announced the closure of its Frederick, Maryland facility.  The decision to close the Frederick facility was made in an effort to rationalize its one- and two-color capacity by consolidating the one- and two-color print operations into the Eldridge, Iowa and Owensville, Missouri facilities, which can offer greater scale efficiencies and state-of-the-art equipment.  We expect to incur a pre-tax charge of approximately $5.5 million to $6.0 million related to severance payments, equipment relocation costs and the write-down of certain fixed assets that will not be relocated.  The cash portion of this charge is estimated to be approximately $3.0 million to $3.5 million.  During 2004, we incurred approximately $2.7 million of pre-tax expenses included in “special charges” and $1.9 million of pre-tax expenses included in “cost of products sold” associated with this closure.  A liability of $2.6 million related to these charges is classified in “other accrued liabilities” in our consolidated balance sheet as of the end of 2004.  We anticipate the closure of the facility to be completed during the first half of fiscal 2005 and we will incur the remaining charges during that time period.

On June 22, 2004, Jostens announced its decision to close its graduation diploma customer service and production operations at its Red Wing, Minnesota manufacturing facility, and to relocate these operations to facilities in Owatonna, Minnesota, Shelbyville, Tennessee and Topeka, Kansas.  During 2004, we recorded a $2.9 million purchase accounting adjustment to recognize a liability for severance and other personnel costs related to the involuntary termination or relocation of approximately 180 full-time and seasonal plant and administrative employees associated with the closure.  The decision to close the Red Wing facility was made in order to improve customer service and the overall efficiency of Jostens.  In addition to the exit costs, during 2004, Jostens incurred $1.0 million of capital expenditures, as well as approximately $3.7 million of pre-tax expenses included in “cost of goods sold” and “selling and administrative expenses” to transfer equipment, develop information systems and train employees.

On June 18, 2004, Von Hoffmann announced plans to integrate the skills and capabilities of its three premedia operations:  Preface, H & S Graphics and Lehigh Digital, to form one full-service business known as Anthology, Inc., which performs services from creative through premedia.  The integration of these operations into one facility located in Arlington Heights, Illinois is expected to be completed during the first half of 2005.  The cost impact to our ongoing operations and financial position is not expected to be material.

During 2004, we incurred additional costs also included in “special charges” totaling $11.8 million consisting primarily of severance and related separation benefits for the departure of senior executives and other employees associated with reorganization activity as a result of the Transactions.

On December 11, 2003, Von Hoffmann announced the closure of two manufacturing facilities under the Precision Offset Printing Company Inc. subsidiary.  The remaining operations of this subsidiary have been combined into the Pennsauken, NJ-based Lehigh Lithographers division of Lehigh Press.  The purpose of the closure was to reduce the cost structure as well as to consolidate Von Hoffmann’s service offerings to the educational customers who print products on plastics and other synthetic substrates.  During 2004, we incurred approximately $1.2 million of pre-tax expenses included in “special charges” and $1.0 million of pre-tax expenses included in “cost of products sold” associated with this closure.

7.              Accumulated Comprehensive Income (Loss)

The following amounts were included in accumulated other comprehensive income (loss) as of the dates indicated:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap agreement	Accumulated other comprehensive income (loss)
Jostens, Inc. (Predecessor)
Balance at December 29, 2001	$(6,745)	$(2,371)	$(3,387)	$(12,503)
Fiscal 2002 period change	579	(958)	2,065	1,686
Balance at December 28, 2002	(6,166)	(3,329)	(1,322)	(10,817)
Fiscal 2003 predecessor period change	(278)	—	1,293	1,015
Effect of purchase accounting	6,444	3,329	29	9,802
Balance at July 29, 2003	$—	$—	$—	$—

(Successor)
Balance at July 29, 2003	$—	$—	$—	$—
Fiscal 2003 successor period change	906	—	—	906
Balance at January 3, 2004	906	—	—	906
Fiscal 2004 period change	553	—	—	553
Balance at January 1, 2005	$1,459	$—	$—	$1,459

8.              Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

	(Successor)
In thousands	2004	2003
Trade receivables	$167,663	$151,054
Allowance for doubtful accounts	(3,621)	(3,538)
Allowance for sales returns	(5,799)	(5,791)
Accounts receivable, net	$158,243	$141,725

Net inventories were comprised of the following:

	(Successor)
In thousands	2004	2003
Raw materials and supplies	$47,581	$35,178
Work-in-process	47,695	45,819
Finished goods	38,938	34,713
Reserve for obsolescence	(2,592)	(2,506)
	131,622	113,204
LIFO reserve	(2,172)	(1,242)
Inventories, net	$129,450	$111,962

LIFO inventories represented 33.0% and 22.8% of gross inventory as of the end of 2004 and 2003, respectively, and approximated replacement cost in both years.

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30 million in consigned inventory.  We expensed consignment fees related to this facility of $0.5 million in 2004, $0.2 million in the successor period of 2003, $0.2 million in the predecessor period of 2003 and $0.3 million in 2002.  Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to our customer.  Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements.  The value of consigned inventory as of the end of 2004 and 2003 was $22.6 million and $24.0 million, respectively.

9.              Property, Plant and Equipment

Net property, plant and equipment consisted of:

	(Successor)
In thousands	2004	2003
Land	$18,280	$19,694
Buildings	79,579	83,144
Machinery and equipment	379,880	360,567
Capitalized software	16,979	13,410
Transportation equipment	1,686	853
Furniture and fixtures	12,639	11,746
Construction in progress	12,241	3,750
Total property, plant and equipment	521,284	493,164
Less accumulated depreciation and amortization	280,161	221,104
Property, plant and equipment, net	$241,123	$272,060

Property, plant and equipment are stated at historical cost except for adjustments to fair value that were made in applying purchase accounting.  Depreciation expense was $69.2 million for 2004, $26.2 million for the successor period in 2003, $12.6 million for the predecessor period in 2003 and $24.6 million for 2002.  Amortization related to capitalized software is included in depreciation expense and totaled $5.7 million for 2004, $2.6 million for the successor period in 2003, $3.8 million for the predecessor period in 2003 and $6.9 million for 2002.

10.       Goodwill and Other Intangible Assets

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Balance at beginning of period	$1,138,664	$679,231	$14,450	$13,759
Consolidation of Print Group	—	342,849	—	—
Goodwill acquired during the period	32	55,484	664,668	678
Purchase price adjustments	(30,341)	61,028	—	—
Currency translation	90	72	113	13
Balance at end of period	$1,108,445	$1,138,664	$679,231	$14,450

During fiscal 2004, purchase price adjustments primarily relate to Jostens and consist of a reduction to the fair value of Jostens’ redeemable preferred stock and property, plant and equipment in the amounts of $20.0 million and $0.6 million, respectively, establishment of a $2.9 million purchase accounting liability (as well as its deferred tax impact) related to the closure of the Red Wing, Minnesota facility and a reduction of our income tax payable reserve by $11.0 million in response to a favorable Internal Revenue Service settlement of a tax issue related to prior years.

The increase in goodwill acquired during the predecessor and successor periods of 2003 is primarily attributable to the effect of purchase accounting in connection with the 2003 Jostens merger as discussed in Note 3 and the Lehigh Press Acquisition as discussed in Note 4, respectively.  During the successor period of 2003, we refined our purchase price allocations related to these two transactions as we obtained pertinent information.  In addition, Jostens acquired the net assets of a photography business in January 2003 for $5.0 million and the net assets of a printing business in September 2003 for $10.9 million.  The aggregate purchase price allocation for these two acquisitions was $1.1 million to net tangible assets, $7.7 million to amortizable intangible assets and $7.1 million to goodwill.

Other Intangible Assets

Information regarding our other intangible assets as of the end of 2004 and 2003 is as follows:

		(Successor)
		2004			2003
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(47,414)	$282,586	$330,000	$(14,540)	$315,460
Order backlog	1.5 years	49,394	(49,394)	—	49,394	(2,803)	46,591
Internally developed software	2 to 5 years	12,200	(4,919)	7,281	12,200	(1,447)	10,753
Patented/unpatented technology	3 years	19,659	(7,755)	11,904	19,508	(3,303)	16,205
Customer relationships	4 to 40 years	35,455	(7,836)	27,619	35,455	(5,225)	30,230
Other	3 years	17,619	(5,394)	12,225	17,619	(1,253)	16,366
		464,327	(122,712)	341,615	464,176	(28,571)	435,605
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580
		$728,907	$(122,712)	$606,195	$728,756	$(28,571)	$700,185

Amortization expense was $94.1 million for 2004, $21.3 million for the successor period in 2003, $0.6 million for the predecessor period in 2003 and $0.1 million for 2002.  Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of the end of 2004 is as follows:

In thousands
2005	$46,573
2006	44,196
2007	40,400
2008	38,554
2009	34,736
$204,459

11.       Long-term Debt

As of the end of 2004 and 2003, long-term debt consists of the following:

	(Successor)
In thousands	2004	2003
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 4.90 percent at January 1, 2005, with semi-annual principal and interest payments through October 2010	$150,000	$—
Term Loan C, variable rate, 4.65 percent at January 1, 2005, with semi-annual principal and interest payments through October 2011	870,000	—
Senior subordinated notes, 7.625 percent fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	—
Term loan - Jostens, variable rate, 3.72 percent at January 3, 2004, paid in full October 2004	—	453,705
Senior subordinated notes - Jostens, 12.75 percent fixed rate, including premium of $22,717 at January 3, 2004, paid in full October 2004	—	231,702
Senior notes - Von Hoffmann, 10.25 percent fixed rate, including premium of $2,749 at January 3, 2004, paid in full October 2004	—	277,749
Senior subordinated notes - Von Hoffmann, 10.375 percent fixed rate, paid in full October 2004	—	100,000
Subordinated exchange debentures - Von Hoffmann, 13.5 percent fixed rate, paid in full October 2004	—	41,169
Term loan - Arcade, variable rate, 4.72 percent at January 3, 2004, paid in full October 2004	—	7,250
Senior notes - Arcade, 10.5 percent fixed rate, paid in full October 2004	—	103,510
Amended and restated notes - Arcade, 16.0 percent fixed rate, net of discount of $547 at January 3, 2004, paid in full October 2004	—	67,790
	1,520,000	1,282,875
Less current portion	19,950	2,000
	1,500,050	1,280,875

Holdings:
Senior discount notes, 10.25 percent fixed rate, net of discount of $80,019 at January 1, 2005 and $95,914 at January 3, 2004, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	167,181	151,286
	$1,667,231	$1,432,161

Maturities of long-term debt, at face value, as of the end of 2004 are as follows:

In thousands
Visant:
2005 (1)	$19,950
2006 (1)	19,950
2007 (1)	23,700
2008	23,700
2009	23,700
Thereafter	1,409,000
1,520,000
Holdings:
2010 and thereafter	247,200
$1,767,200

(1)          In February 2005, we prepaid $63.6 million of principal due under the term loans including all principal payments due in 2005 through 2007.

Senior Secured Credit Facility

On October 4, 2004, in connection with the Transactions, Visant entered into a Credit Agreement among Visant, as Borrower, Jostens, Ltd., as Canadian borrower, Visant Secondary Holdings Corp., as Guarantor, the lenders from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, providing for senior secured credit facilities in an aggregate amount of $1,270 million consisting of $150 million of a Term A loan facility, an $870 million Term B loan facility and a $250 million revolving credit facility.

On December 21, 2004, Visant entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of October 4, 2004 (as amended by the First Amendment, the “Credit Agreement”).  The First Amendment provides for an $870 million Term C loan facility, the proceeds of which were used to repay in full the outstanding borrowings under the Term B loan facility.  We effectively reduced the interest rate on our borrowings by 25 basis points by refinancing the Term B facility with a new Term C facility and did not incur any additional borrowings under the First Amendment.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the parent of Visant, and by Visant’s material current and future domestic subsidiaries.  The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., by Visant, by Visant’s material current and future domestic subsidiaries and by Visant’s other current and future Canadian subsidiaries.  Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

•                  all of Visant’s capital stock and the capital stock of each of Visant’s existing and future direct and indirect subsidiaries, except that with respect to foreign subsidiaries such lien and pledge is limited to 65% of the capital stock of “first-tier” foreign subsidiaries; and

•                  substantially all of Visant’s material existing and future domestic subsidiaries’ tangible and intangible assets.

The obligations of Jostens Canada Ltd. under the senior secured credit facilitites, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada Ltd. and each of Visant’s other current and future Canadian subsidiaries.

The borrowings under the Credit Agreement bear a variable interest rate based upon either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate (“ABR”) based upon the greater of the federal funds effective rate plus 0.5%, or the prime rate, plus a fixed margin.  The interest rate per year on the Term A and Term C loan facilities is ABR or LIBOR plus a basis point spread.  Both are subject to a step-down determined by reference to a performance test.  The Term A loan facility provides for semi-annual amortization payments and matures on October 4, 2010.  The Term C loan facility will amortize on a semi-annual basis commencing on July 1, 2005 and mature on October 4, 2011 with amortization prior to the maturity date to be at nominal percentages.  The Term C loan facility is also subject (with certain exceptions) to a 1% prepayment premium if such loans are voluntarily prepaid in full on or prior to December 21, 2005 with the proceeds of new bank loans bearing interest at a lower rate than, but otherwise having substantially the same terms as, the Term C facility.  In addition, transaction fees and related costs of $38.1 million associated with the senior secured credit facilities were capitalized and are being amortized as interest expense over the lives of the facilities.

The interest rate per year on the revolving credit facility is LIBOR plus 2.50% or ABR plus 1.50% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50%).  The revolving credit facility contains a sub-facility that allows our Canadian subsidiary to borrow funds not to exceed $20 million of the total $250 million facility.  The revolving credit facility expires on October 4, 2009.  At the end of 2004, there was $8.3 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 5.42% and an additional $13.2 million outstanding in the form of letters of credit, leaving $228.5 million available under this facility.  We are obligated to pay commitment fees of 0.50% on the unused portion of this facility.

In conjunction with the Transactions as described in Note 2, we repaid the existing indebtedness of Jostens, Von Hoffmann and Arcade in full.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due October 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States.  On March 30, 2005, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.

The Visant notes are not collateralized, are subordinate in right of payment to all existing and future senior indebtedness of Visant and its subsidiaries and are guaranteed by all restricted subsidiaries that are domestic subsidiaries and guarantee the senior secured credit facilities.  Cash interest on the Visant notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7 5/8%.  The Visant notes may be redeemed at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% in 2010 and thereafter.  In addition, transaction fees and related costs of $22.8 million associated with the Visant notes were capitalized and are being amortized as interest expense through October 1, 2012.

Holdings Senior Discount Notes

On December 2, 2003, we issued $247.2 million in principal amount of 10 1/4% senior discount notes (the “Holdings notes”) due December 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States for gross proceeds of $150.0 million.  On March 8, 2004, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act.

The Holdings notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of our subsidiaries, including our senior secured credit facilities and the Visant notes, and are not guaranteed.  No cash interest will accrue on the Holdings notes prior to December 1, 2008.  Thereafter, cash interest on the Holdings notes will accrue and be payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2009, at a rate of 10 1/4%.  The Holdings notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million.  The accreted value of the Holdings notes will increase from the date of issuance until December 1, 2008 at a rate of 10 1/4% per annum such that on December 1, 2008, the accreted value will equal the stated principal amount at maturity.  The Holdings notes will mature on December 1, 2013.  The Holdings notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion is being amortized to interest expense through 2008 and, during 2004 and the successor period of 2003, the amount of interest expense related to the discount accretion was $15.9 million and $1.3 million, respectively.  In addition, transaction fees and related costs of $5.7 million associated with the Holdings notes were capitalized and are being amortized as interest expense through December 1, 2013.

The new senior secured credit facilities require us to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the new senior secured credit facilities contain certain restrictive covenants which will, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

The indentures governing the Visant notes and the Holdings notes also contain numerous covenants including, among other things, restrictions on our ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

As of the end of 2004, the fair value of our debt, excluding the Visant notes and the Holdings notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments.  The fair value of the Visant notes and the Holdings notes as of the end of 2004 was $520.0 million and $175.5 million, respectively, and was estimated based on quoted market prices.

12.       Redeemable Preferred Stock

In connection with the 2003 Jostens merger, Visant issued 8% senior redeemable preferred stock (the “Visant preferred stock”) to the DLJMBP Funds and received proceeds of $100.0 million.  A portion of the net proceeds from the Holdings notes offering was used to purchase all of the outstanding Visant preferred stock for $102.8 million, which Holdings contributed to the capital of Visant.

In conjunction with the Transactions as described in Note 2, all outstanding shares of redeemable preferred stock of Jostens and Arcade, together with accrued dividends, were redeemed in full.

13.       Derivative Financial Instruments and Hedging Activities

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  There were no open forward foreign currency exchange contracts at the end of 2004.

During 2003 and 2002, we used an interest rate swap agreement to modify risk from interest rate risk fluctuations associated with a specific portion of our underlying debt.  The interest rate swap was designated as a cash flow hedge and was reflected at fair value in our consolidated balance sheets.  Differences paid or received under the swap contract were recognized over the life of the contract as adjustments to interest expense.  As the critical terms of the interest rate swap and the hedged debt matched, there was an assumption of no ineffectiveness for this hedge.  The contract matured in August of 2003 and was not renewed.

14.       Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates.  Rent expense was $9.0 million for 2004, $3.0 million for the successor period in 2003, $2.4 million for the predecessor period in 2003 and $4.0 million for 2002.  Future minimum lease payments under the leases are as follows:

In thousands
2005	$7,743
2006	6,181
2007	3,968
2008	2,849
2009	2,025
Thereafter	1,416
$24,182

Forward Purchase Contracts

We are subject to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at the end of 2004 was $10.1 million with delivery dates occurring throughout 2005.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133.  The fair market value of our open precious metal forward contracts at the end of 2004 was $10.1 million and was calculated by valuing each contract at quoted futures prices.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.  Our costs include compliance with such laws and regulations, which generally have become more stringent over time.

Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances.  Some of our current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of our environmental management program, we are currently involved in environmental remediation at several properties.  Principal among them is a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000. As of the end of 2004, Jostens had made payments totaling $7.6 million for remediation at this site.  During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  Based on findings included in remediation reports and discussions with our advisors, we estimate that less than $1 million will be needed to finish addressing environmental conditions there, of which the balance is included in “other accrued liabilities” in our consolidated balance sheet as of the end of 2004.  Jostens will have certain ongoing monitoring obligations following the completion of remediation.  We do not expect the cost of such ongoing monitoring to be material.  While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.  Jostens has not established a receivable for potential recoveries as of the end of 2004.

Legal Proceedings

On February 11, 2004, plaintiff Christian Pocino filed a complaint against Jostens in the Superior Court of California for the County of Los Angeles for alleged breach of express warranty (Cal. Comm. Code Section 2313), and for alleged violation of California’s false advertising and unfair competition laws (Cal. Bus. & Prof. Code Sections 17500 and 17200).  Plaintiff alleged that Jostens violated these laws by purportedly violating Federal Trade Commission “guides”

with regard to the marketing and sale of jewelry.  Specifically, plaintiff contended that: (1) Jostens failed to comply with the FTC guide that every use of the word “stone” be immediately preceded by the word “imitation”, “synthetic” or a similar term; and (2) Jostens failed to comply with a separate FTC guide relating to use of the word silver in connection with Jostens’ SilverElite® with platinum alloy.  Plaintiff sought equitable relief and unspecified monetary damages on behalf of himself and a purported class of similarly-situated consumers.

Jostens brought a demurrer and motion to strike the plaintiff’s complaint on June 25, 2004, challenging the legal sufficiency of plaintiff’s allegations on the basis, inter alia, that the FTC guides are nonbinding and that plaintiff’s allegations generally failed to state a claim on which relief could be granted.  On August 13, 2004, the Superior Court sustained Jostens’ demurrer with leave to amend.

On August 25, 2004, the plaintiff filed an amended complaint which contains substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum.  On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint.  On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend.  The plaintiff filed a second amended complaint dated December 16, 2004.  The court dismissed the action on January 26, 2005.  The plaintiff has appealed the court’s decision.  It is anticipated that the appeal will be fully briefed by the fourth quarter of 2005 and that arguments will occur thereafter.

In communications with U.S. Customs and Border Protection (Customs), the Company has learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  In late January 2005, Jostens promptly filed with Customs a voluntary disclosure to limit its monetary and penalty exposure.  The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years.  Additionally, Customs may impose interest on the loss of revenue.  No formal notice of, or demand for, the loss of revenue has yet been issued by Customs.  A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (NAFTA), in which case there should be no loss of revenue or interest payment owed Customs.  However, Customs allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens is in the process of addressing this technical oversight but may be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004.  Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors.  Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability.  However, there can be no assurance that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on the Company’s results of operations.

We are also a party to other litigation arising in the normal course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  We believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

15.       Income Taxes

Holdings will file its first consolidated federal tax return for 2004, which will include the taxable income (loss) for its newly acquired companies for the post Transaction three-month period ended January 1, 2005.  Holdings and its subsidiaries will file state tax returns on a consolidated or separate basis as required in the applicable jurisdictions.

Holdings

The U.S. and foreign components of (loss) income from continuing operations before income taxes and the (benefit from) provision for income taxes from continuing operations of Holdings consists of:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Domestic	$(160,494)	$(76,212)	$10,648	$57,436
Foreign	7,025	5,861	1,102	7,047
(Loss) income from continuing operations before income taxes	$(153,469)	$(70,351)	$11,750	$64,483

Federal	$9,155	$(277)	$7,977	$20,029
State	1,060	(46)	1,609	2,289
Foreign	3,056	2,344	609	3,162
Total current income taxes	13,271	2,021	10,195	25,480
Deferred	(66,042)	(21,257)	(1,500)	10,734
(Benefit from) provision for income taxes from continuing operations	$(52,771)	$(19,236)	$8,695	$36,214

A reconciliation between the (benefit from) provision for income taxes computed at the U.S. Federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Federal statutory income tax rate	35%	35%	35%	35%
Federal (benefit) tax at statutory rate	$(53,714)	$(24,623)	$4,113	$22,569
State (benefit) tax, net of federal tax benefit	(3,454)	(2,495)	873	2,394
Foreign tax credits used (generated), net	(233)	2,033	—	(16,240)
Foreign earnings repatriation, net	—	933	—	9,278
Nondeductible interest expense	14,092	5,763	295	—
Nondeductible transaction costs	2,316	—	3,095	—
Capital loss resulting from IRS audit	—	—	—	(10,573)
(Decrease) increase in deferred tax valuation allowance	(12,278)	(890)	—	26,813
Other differences, net	500	43	319	1,973
(Benefit from) provision for income taxes from continuing operations	$(52,771)	$(19,236)	$8,695	$36,214

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	(Successor)
In thousands	2004	2003
Tax depreciation in excess of book	$(28,251)	$(31,360)
Basis difference on property, plant and equipment	(11,720)	(15,506)
Capitalized software development costs	(1,895)	(2,324)
Tax on unremitted non-U.S. earnings	(1,060)	(904)
Pension benefits	(22,439)	(21,976)
Basis difference on intangible assets	(234,231)	(269,576)
Other	(5,518)	(4,776)
Deferred tax liabilities	(305,114)	(346,422)
Reserves for accounts receivable and salespersons overdrafts	7,511	7,058
Reserves for employee benefits	20,346	20,984
Other reserves not recognized for tax purposes	7,841	8,473
Foreign tax credit carryforwards	14,625	14,392
Capital loss carryforwards	2,228	12,884
Net operating loss carryovers	41,585	—
Basis difference on pension liabilities	20,759	21,262
Basis difference on long-term debt	—	31,194
Amortization of original issue discount	6,355	474
Other	7,195	6,248
Deferred tax assets	128,445	122,969
Valuation allowance	(16,853)	(37,482)
Deferred tax assets, net	111,592	85,487
Net deferred tax liability	$(193,522)	$(260,935)

Visant

The U.S. and foreign components of (loss) income from continuing operations before income taxes and the (benefit from) provision for income taxes from continuing operations of Visant consists of:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Domestic	$(144,161)	$(74,913)	$10,648	$57,436
Foreign	7,025	5,861	1,102	7,047
(Loss) income from continuing operations before income taxes	$(137,136)	$(69,052)	$11,750	$64,483

Federal	$9,304	$(271)	$7,977	$20,029
State	1,073	(45)	1,609	2,289
Foreign	3,056	2,344	609	3,162
Total current income taxes	13,433	2,028	10,195	25,480
Deferred	(60,161)	(20,783)	(1,500)	10,734
(Benefit from) provision for income taxes from continuing operations	$(46,728)	$(18,755)	$8,695	$36,214

A reconciliation between the (benefit from) provision for income taxes computed at the U.S. Federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Federal statutory income tax rate	35%	35%	35%	35%
Federal (benefit) tax at statutory rate	$(47,997)	$(24,168)	$4,113	$22,569
State (benefit) tax, net of federal tax benefit	(3,128)	(2,469)	873	2,394
Foreign tax credits used (generated), net	(233)	2,033	—	(16,240)
Foreign earnings repatriation, net	—	933	—	9,278
Nondeductible interest expense	14,092	5,763	295	—
Nondeductible transaction costs	2,316	—	3,095	—
Capital loss resulting from IRS audit	—	—	—	(10,573)
(Decrease) increase in deferred tax valuation allowance	(12,278)	(890)	—	26,813
Other differences, net	500	43	319	1,973
(Benefit from) provision for income taxes from continuing operations	$(46,728)	$(18,755)	$8,695	$36,214

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	(Successor)
In thousands	2004	2003
Tax depreciation in excess of book	$(28,251)	$(31,360)
Basis difference on property, plant and equipment	(11,720)	(15,506)
Capitalized software development costs	(1,895)	(2,324)
Tax on unremitted non-U.S. earnings	(1,060)	(904)
Pension benefits	(22,439)	(21,976)
Basis difference on intangible assets	(234,231)	(269,576)
Other	(5,518)	(4,776)
Deferred tax liabilities	(305,114)	(346,422)
Reserves for accounts receivable and salespersons overdrafts	7,511	7,058
Reserves for employee benefits	20,346	20,984
Other reserves not recognized for tax purposes	7,841	8,473
Foreign tax credit carryforwards	14,625	14,392
Capital loss carryforwards	2,228	12,884
Net operating loss carryovers	41,585	—
Basis difference on pension liabilities	20,759	21,262
Basis difference on long-term debt	—	31,194
Other	7,195	6,248
Deferred tax assets	122,090	122,495
Valuation allowance	(16,853)	(37,482)
Deferred tax assets, net	105,237	85,013
Net deferred tax liability	$(199,877)	$(261,409)

During 2004, in connection with the Transaction, as further described in Note 2, we acquired the stock of Von Hoffmann and Arcade and refinanced our credit facilities.  As part of the refinancing, two applicable high yield debt obligations were refinanced resulting in approximately $56.0 million of interest deductions.  The effect of these deductions, along with certain other refinancing costs, contributed to a consolidated net operating loss for income tax purposes for 2004 of approximately $113.0 million for each of Holdings and Visant.  For taxable periods prior to the Transaction date, Von Hoffmann and Arcade filed separate federal and state tax returns reflecting the taxable results of their consolidated separate operations.  The effect of Von Hoffmann’s and Arcade’s taxable results of operations for periods prior to the Transaction date are included in the amounts reported above for the U.S. and foreign components of (loss) income from continuing operations, the income tax rate reconciliation with the U.S. Federal statutory rate and the tax effect of temporary differences which give rise to deferred tax assets and liabilities.

In connection with the repayment of one of the high yield debt obligations, we reduced a deferred tax asset valuation allowance by $12.5 million.  Prior to the transaction, the allowance had been established because it was more likely than not that the related tax benefit would not be realized.  We have not established a valuation allowance for the deferred tax asset of $41.6 million attributable to net operating loss carryovers, because it is more likely than not the deferred tax asset will be realized.

During 2003, we recognized $258.2 million of net deferred tax liabilities in connection with the 2003 Jostens merger, as further described in Note 3.  This amount represents the tax effect for temporary differences between the carrying amount of assets and liabilities resulting from the purchase price allocation and the related tax bases.  During 2004, we recognized $1.4 million of additional deferred tax assets in connection with a purchase accounting liability related to a plant closure.  At the end of 2004 and 2003, the net deferred tax liability related to temporary differences arising from our 2003 Jostens merger accounting was $211.9 million and $235.3 million, respectively.

During 2002, we agreed to certain adjustments proposed by the Internal Revenue Service (IRS) in connection with its audit of the Jostens federal income tax returns filed for years 1996 through 1998.  As a result of the audit, we agreed to pay additional federal taxes of $11.3 million.  Combined with additional state taxes and interest charges, the liability related to these adjustments, which had previously been accrued, was approximately $17.0 million.  During 2003, we filed an appeal with the IRS concerning a further proposed adjustment of approximately $8.0 million.  On February 1, 2005, the IRS notified us that agreement had been reached wherein no further deficiency or overassessment remained for the years 1996 through 1998.  Based on the IRS notification, we recorded an adjustment in 2004 reducing our tax reserves and goodwill by $11.0 million for the tax and related interest attributable to the contested liability.

In connection with the aforementioned audit, the IRS recharacterized as a capital loss approximately $27.0 million of notes that were written off in 1998.  The notes were received in connection with the 1995 sale of a subsidiary.  During 2004, the carryforward period attributable to these notes expired.  At the end of 2004, we have capital loss carryforwards totaling $5.6 million of which $4.0 million expire in 2006 and $1.6 million expire in 2007.  Since capital losses may only be used to offset future capital gains, we have provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to our capital losses may not be realized.

During 2003 and 2002, Jostens repatriated $3.0 million and $32.1 million, respectively, of earnings from our Canadian subsidiary.  We were unable to fully utilize all foreign tax credits generated in connection with the distributions.  During 2003, we reduced our deferred tax asset balance and related valuation allowance by $2.4 million to reflect foreign tax credit carryforwards as reported on the Jostens 2002 income tax return.  At the end of 2004, we have foreign tax credit carryforwards totaling $14.5 million of which approximately $13.5 million expire in 2007, $0.9 million expire in 2008 and $0.1 million expire in 2009.  We have provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.  During 2004, 2003 and 2002, we provided deferred income taxes of $0.2 million, $0.1 million and $0.8 million on approximately $3.3 million, $0.5 million and $4.0 million, respectively, of unremitted Canadian earnings that are no longer considered permanently invested.  In addition, we have not provided deferred income taxes on approximately $5.4 million of unremitted earnings from another foreign subsidiary because the earnings were considered permanently invested for periods prior to the Transactions.  We have not completed our evaluation of the tax effect of the dividend repatriation provisions under the American Jobs Creation Act of 2004.  We anticipate that our evaluation will be completed during the third quarter of 2005 and that the related tax effect will not have a material impact on our consolidated effective tax rate for 2005.

As described in Note 11, during December 2003, Holdings issued $150 million of senior discount notes due 2013.  The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points.  As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property.  Holdings has provided deferred income taxes of approximately $6.4 million on $17.2 million of OID accrued through December 2004.

16.       Benefit Plans

Pension and Other Postretirement Benefits

Jostens has noncontributory defined-benefit pension plans that cover nearly all employees.  The benefits provided under the plans are based on years of service, age eligibility and employee compensation.  The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits.  In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.  Jostens also provides certain medical and life insurance benefits for eligible retirees, including their spouses and dependents.  Generally, the postretirement benefits require contributions from retirees.

With the acquisition of Lehigh Press, Von Hoffmann maintains a trusteed, noncontributory defined benefit pension plan for eligible employees of the Lehigh divisions not otherwise covered by collective bargaining agreements.  In addition, Von Hoffmann maintains an unfunded supplemental retirement plan (SRP) for certain key executives of Lehigh Press.  The SRP no longer has any active participants accruing benefits under the SRP.  The plans provide benefits based on years of service and final average compensation.  Von Hoffmann also contributes to a multi-employer pension plan covered by labor union contracts.  Contribution amounts are determined by contract and we do not administer or control the funds in any way.  On December 31, 2004, the Lehigh Press defined benefit plan was merged into one of Jostens’ defined benefit plans.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2004 and 2003 as well as the funded status and amounts both recognized and not recognized in the balance sheets as of January 1, 2005 and January 3, 2004, for all defined benefit plans combined.  The information presented for the Jostens plans is based on a measurement date of September 30 while that of the Lehigh Press plan is based on a measurement date of December 31.  Furthermore, the Jostens plans represent 86% of the aggregate benefit obligation and 89% of the aggregate plan assets as of the end of 2004.

	Pension benefits			Postretirement benefits
	(Successor)		Jostens, Inc. (Predecessor)	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2004	Five Months 2003	Seven Months 2003
Change in benefit obligation
Benefit obligation, beginning of period	$239,990	$201,857	$185,388	$6,553	$6,309	$8,942
Acquisition	—	30,366	—	—	—	—
Service cost	7,680	1,206	4,846	41	6	65
Interest cost	14,159	2,463	10,176	348	60	388
Plan amendments	486	—	—	—	—	—
Actuarial loss (gain)	4,565	5,756	8,935	(579)	313	(2,170)
Administrative expenses	(2,311)	(17)	—	—	—	—
Special termination benefits	598	—	—	—	—	—
Benefits paid	(10,652)	(1,641)	(7,488)	(807)	(135)	(916)
Benefit obligation, end of period	$254,515	$239,990	$201,857	$5,556	$6,553	$6,309

Change in plan assets
Fair value of plan assets, beginning of period	$214,692	$189,923	$165,929	$—	$—	$—
Acquisition	—	20,573	—	—	—	—
Actual return on plan assets	27,376	5,560	29,975	—	—	—
Company contributions	4,414	294	1,507	807	135	916
Administrative expenses	(2,311)	(17)	—	—	—	—
Benefits paid	(10,652)	(1,641)	(7,488)	(807)	(135)	(916)
Fair value of plan assets, end of period	$233,519	$214,692	$189,923	$—	$—	$—

Funded status
Funded status, end of period	$13,835	$8,733		$—	$—
Unfunded status, end of period	(34,832)	(34,031)		(5,556)	(6,553)
Net unfunded status, end of period	(20,997)	(25,298)		(5,556)	(6,553)
Unrecognized cost:
Net actuarial loss	294	3,450		(267)	312
Prior service cost	438	—		—	—
Net amount recognized	$(20,265)	$(21,848)		$(5,823)	$(6,241)

Amounts recognized in the balance sheets
Prepaid benefit cost	$13,741	$12,579		$—	$—
Accrued benefit cost	(34,006)	(34,427)		(5,823)	(6,241)
Net amount recognized	$(20,265)	$(21,848)		$(5,823)	$(6,241)

During 2003, Jostens changed the discount rate assumption from 6.75% to 6.00% for the pension and postretirement plans.  This increased the year-end benefit obligations and accounts for the majority of the amounts shown as 2003 actuarial loss.

In accordance with purchase accounting requirements, Jostens recognized the funding status of its pension and postretirement benefit plans as of July 29, 2003.  At the end of 2004, the unrecognized net actuarial loss for pension benefits was $0.3 million.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $237.5 million and $225.1 million at the end of 2004 and 2003, respectively.  The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified pension plans, included in the tables above, with obligations in excess of plan assets were as follows:

	(Successor)
In thousands	2004	2003
Projected benefit obligation	$24,506	$24,829
Accumulated benefit obligation	23,397	23,578
Fair value of plan assets	—	—

The projected benefit obligation, ABO and fair value of plan assets for one qualified plan with obligations in excess of fair value at the end of 2004 was $35.3 million, $32.1 million and $24.9 million, respectively.

Net periodic benefit expense (income) of the pension and other postretirement benefit plans included the following components:

	Pension benefits
	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Service cost	$7,680	$1,206	$4,846	$4,944
Interest cost	14,159	2,463	10,176	11,705
Expected return on plan assets	(19,654)	(3,254)	(16,973)	(21,569)
Amortization of prior year service cost	48	—	1,548	1,837
Amortization of transition amount	—	—	(461)	(714)
Amortization of net actuarial loss (gain)	—	—	439	(1,626)
Net periodic benefit expense (income)	$2,233	$415	$(425)	$(5,423)

	Postretirement benefits
	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Service cost	$41	$6	$65	$89
Interest cost	348	60	388	438
Amortization of prior year service cost	—	—	(16)	(7)
Amortization of net actuarial loss	—	—	232	186
Net periodic benefit expense	$389	$66	$669	$706

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Discount rate:
Jostens	6.00%	6.00%	6.00%	6.00%
Von Hoffmann	5.75%	6.25%	—	—
Rate of compensation increase:
Jostens	6.00%	6.30%	—	—
Von Hoffmann	3.00%	3.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Discount rate:
Jostens	6.00%	6.75%	6.00%	6.75%
Von Hoffmann	6.25%	8.00%	—	—
Expected long-term rate of return on plan assets:
Jostens	9.50%	9.50%	—	—
Von Hoffmann	7.50%	8.00%	—	—
Rate of compensation increase:
Jostens	6.30%	6.30%	—	—
Von Hoffmann	3.00%	3.00%	—	—

We employ a building block approach in determining the long-term rate of return for plan assets.  Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined.  The long-term portfolio return is established with a proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2004	2003
Health care cost trend rate assumed for next year	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2007	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.  For 2004, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$22	$(20)
Effect on postretirement benefit obligation	$926	$272

Plan Assets

Our weighted-average asset allocations for the pension plans as of the measurement dates of 2004 and 2003, by asset category, are as follows:

Asset Category	2004	2003	Target
Equity securities	77.1%	76.0%	80.0%
Debt securities	22.5%	23.2%	20.0%
Real estate	—	—	—
Other	0.4%	0.8%	—
	100.0%	100.0%	100.0%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations.  Derivatives may be used to gain market exposure in an efficient and timely manner, however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Contributions

Projected contributions for 2005 include $2.7 million to the pension plans and $0.7 million to the postretirement benefit plans.  The actual amount of contributions is dependent upon the actual return on plan assets.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2005	$10,895	$745
2006	11,421	737
2007	11,942	730
2008	12,597	713
2009	13,292	690
2010 through 2014	79,646	2,910
	$139,793	$6,525

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements.  We provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans.  In some instances we provide profit sharing contributions.  The aggregate matching and other contributions were $10.0 million for 2004, $3.7 million for the successor period in 2003, $2.7 million for the predecessor period in 2003 and $4.4 million for 2002.

17.       Stock Plans

Stock Options

In connection with the 2003 Jostens merger, all options to purchase Jostens common stock that were outstanding immediately prior to the merger were cancelled and extinguished.  Consideration paid in respect of the Jostens options was an amount equal to the difference between the per share 2003 Jostens merger consideration and the exercise price, resulting in an aggregate payment of $12.6 million included in “transaction costs” for the predecessor period of 2003.

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003.  The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company.  The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  Option grants consist of “time options”, which vest and become exercisable in 20% equal annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  The Transactions did not constitute a change of control under the 2003 Plan.  Options issued under the 2003 Plan expire on the tenth anniversary of the grant date.  The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003 by and among the Company and certain holders of the capital stock of the Company.

In connection with the Transactions, all options to purchase Von Hoffmann and Arcade common stock that were outstanding immediately prior to the Transactions were cancelled and extinguished.  Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share Transaction consideration and the exercise price, resulting in an aggregate payment of approximately $5.4 million included in “transaction costs” for 2004.  No consideration was paid in respect of the Arcade options.  All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock.  The plan, currently known as the Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock.  Under his employment agreement, the Company’s Chief Executive Officer received awards of stock options and restricted stock under the plan.  Additional members of management are eligible to receive equity-based awards.  Option grants consist of “time options”, which vest and become exercisable in 20% equal annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied.  Options issued pursuant to the plan expire on the tenth anniversary of the grant date.  All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.

The weighted average fair value of Holdings options granted in 2004 was $29.64 per option.  We did not grant any stock options in 2003.  We estimated the average fair value using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

2004
Risk-free rate	4.0%
Dividend yield	—
Volatility factor of the expected market price of Holdings common stock	1.0%
Expected life of the award	10 years

The following table summarizes stock option activity for Holdings:

Shares in thousands	Shares	Weighted- average exercise price
Outstanding at January 3, 2004	—	$—
Granted	379	$90.14
Cancelled	(53)	$87.12
Outstanding at January 1, 2005	326	$90.64

Exercisable at January 1, 2005	75

The weighted average remaining contractual life of outstanding options at the end of 2004 was approximately 9.3 years.

18.       Business Segments

In connection with the Transactions, during the fourth quarter of 2004, we changed the Company’s reportable segments to reflect the impact of the Transactions, including the addition of the results of operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct to our consolidated reported results.  The segments were identified based on factors including the nature of products and services, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses the information for decision-making purposes.  Our reportable segments consist of Jostens and our Print Group.

The Print Group includes the operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct.  Effective immediately upon the close of the Transactions, we initiated actions to operate and manage these operations as an integrated business specializing in the production of printed materials.  Von Hoffmann is a leading manufacturer of four-color case bound and soft-cover educational textbooks, standardized test materials and related components for major educational publishers in the United States.  Lehigh Lithographers is a leading provider of textbook covers.  Von Hoffmann also provides commercial printing services to non-educational customers, including business-to-business catalogers.  Arcade is a leading global marketer and manufacturer of multi-sensory and interactive advertising sampling systems for the fragrance, cosmetics and personal care markets as well as other consumer product markets, including household products and the food and beverage industries.  Lehigh Direct provides a range of innovative printing products and services to the direct marketing sector.

Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.  Jostens’ products include class rings and graduation products (together “scholastic products”), yearbooks and school photography.  Graduation products include diplomas, graduation regalia such as caps and gowns, accessories and fine paper announcements.

For the predecessor period, Jostens managed its business on the basis of one reportable segment:  the development, manufacturing and distribution of school-related affinity products.

The following table presents information of Holdings by business segment:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net sales to external customers
Jostens	$807,239	$284,171	$504,058	$755,984
Print Group	654,922	218,493	—	—
	$1,462,161	$502,664	$504,058	$755,984

Operating income (loss)
Jostens	$36,848	$(22,556)	$58,074	$133,574
Print Group	44,969	20,698	—	—
Other	(250)	—	—	—
	$81,567	$(1,858)	$58,074	$133,574

Depreciation and amortization
Jostens	$119,089	$34,521	$14,588	$26,897
Print Group	44,888	13,289	—	—
Other	206	—	—	—
	$164,183	$47,810	$14,588	$26,897

Interest, net
Jostens	$62,546	$28,298	$32,446	$67,326
Print Group	81,618	35,573	—	—
Other	16,115	4,119	—	—
	$160,279	$67,990	$32,446	$67,326

Income tax (benefit)
Jostens	$(14,297)	$(17,955)	$8,695	$36,214
Print Group	(32,419)	(800)	—	—
Other	(6,055)	(481)	—	—
	$(52,771)	$(19,236)	$8,695	$36,214

Assets
Jostens	$1,693,404	$1,720,358
Print Group	826,682	791,217
Other	(8,689)	11,055
	$2,511,397	$2,522,630

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates.  No single customer accounted for more than 10% of revenue in 2004, the successor and predecessor periods in 2003 or in 2002.

The following table presents net sales by class of similar products and certain geographic information:

	(Successor)		Jostens, Inc. (Predecessor)
In thousands	2004	Five Months 2003	Seven Months 2003	2002
Net sales by class of similar products
Scholastic products	$403,928	$144,538	$254,320	$383,861
Yearbooks	335,183	94,429	229,041	318,451
Print Group	654,922	218,493	—	—
Other, primarily Photography	68,128	45,204	20,697	53,672
	$1,462,161	$502,664	$504,058	$755,984

Net sales by geographic area
United States	$1,357,175	$465,433	$484,460	$716,110
France	19,177	9,818	—	—
Other, primarily Canada	85,809	27,413	19,598	39,874
	$1,462,161	$502,664	$504,058	$755,984

Net property, plant and equipment and intangible assets by geographic area
United States	$1,889,714	$2,044,768
Other, primarily Canada	66,049	66,141
	$1,955,763	$2,110,909

19.       Discontinued Operations

In December 2001, the Board of Directors of Jostens approved a plan to exit its former Recognition business in order to focus its resources on its core school-related affinity products business.  During 2002, Jostens reversed $2.3 million of the original $16.3 million of charges based on revised estimates for employee separation costs and phase-out costs.  Of the total adjustment, $0.5 million resulted from modifying the anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated.  In addition, Jostens reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax).

As of the end of 2004, accrued disposal costs, consisting of $1.8 million of transition benefits, are included in “current liabilities of discontinued operations” in the consolidated balance sheet.  Transition benefits will continue to be paid through the period of our statutory obligations.

20.       Condensed Consolidating Guarantor Information

Visant’s obligations under the senior secured credit facilities and the 7 5/8%senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,399,083	$75,110	$(12,032)	$1,462,161
Cost of products sold	—	895,822	31,164	(12,022)	914,964
Gross profit	—	503,261	43,946	(10)	547,197
Selling and administrative expenses	(299)	398,998	35,498	—	434,197
Transaction costs	678	15,221	—	—	15,899
Special charges	—	15,663	—	—	15,663
Operating (loss) income	(379)	73,379	8,448	(10)	81,438
Loss on redemption of debt	—	75,040	809	—	75,849
Other income	—	(1,092)	—	—	(1,092)
Net interest expense	24,587	143,065	1,099	(24,934)	143,817
Equity loss (earnings) in subsidiary, net of tax	93,435	(3,965)	—	(89,470)	—
(Loss) income before income taxes	(118,401)	(139,669)	6,540	114,394	(137,136)
(Benefit from) provision for income taxes	(8,506)	(46,234)	2,575	5,437	(46,728)
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Five Months 2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$469,337	$45,858	$(12,531)	$502,664
Cost of products sold	—	326,756	21,709	(12,639)	335,826
Gross profit	—	142,581	24,149	108	166,838
Selling and administrative expenses	—	150,514	17,956	—	168,470
Transaction costs	—	226	—	—	226
Operating (loss) income	—	(8,159)	6,193	108	(1,858)
Loss on redemption of debt	—	503	—	—	503
Net interest expense	2,820	63,385	486	—	66,691
Equity loss (earnings) in subsidiary, net of tax	51,087	(3,047)	—	(48,040)	—
(Loss) income before income taxes	(53,907)	(69,000)	5,707	48,148	(69,052)
(Benefit from) provision for income taxes	(766)	(17,913)	2,660	(2,736)	(18,755)
Net (loss) income	$(53,141)	$(51,087)	$3,047	$50,884	$(50,297)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Seven Months 2003

	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$485,482	$24,205	$(5,629)	$504,058
Cost of products sold	213,742	10,481	(5,629)	218,594
Gross profit	271,740	13,724	—	285,464
Selling and administrative expenses	184,283	12,147	—	196,430
Transaction costs	30,960	—	—	30,960
Operating income	56,497	1,577	—	58,074
Loss on redemption of debt	13,878	—	—	13,878
Net interest expense	31,977	469	—	32,446
Equity earnings in subsidiary, net of tax	913	—	(913)	—
Income from continuing operations before income taxes	11,555	1,108	(913)	11,750
Provision for income taxes	8,500	195	—	8,695
Income from continuing operations	3,055	913	(913)	3,055
Cumulative effect of accounting change	4,585	—	—	4,585
Net income	$7,640	$913	$(913)	$7,640

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2002

	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$716,825	$53,593	$(14,434)	$755,984
Cost of products sold	307,936	22,459	(14,434)	315,961
Gross profit	408,889	31,134	—	440,023
Selling and administrative expenses	282,243	24,206	—	306,449
Operating income	126,646	6,928	—	133,574
Loss on redemption of debt	1,765	—	—	1,765
Net interest expense (income)	67,348	(22)	—	67,326
Equity earnings in subsidiary, net of tax	3,752	—	(3,752)	—
Income from continuing operations before income taxes	61,285	6,950	(3,752)	64,483
Provision for income taxes	32,957	3,257	—	36,214
Income from continuing operations	28,328	3,693	(3,752)	28,269
Gain on discontinued operations	1,578	59	—	1,637
Net income	$29,906	$3,752	$(3,752)	$29,906

CONDENSED CONSOLIDATING BALANCE SHEET

2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$80,933	$(2,241)	$3,577	$—	$82,269
Accounts receivable, net	—	147,262	10,981	—	158,243
Inventories, net	—	127,036	2,443	(29)	129,450
Salespersons overdrafts, net	—	27,541	7,874	—	35,415
Prepaid expenses and other current assets	530	12,648	461	—	13,639
Intercompany (payable) receivable	(85,221)	85,221	—	—	—
Deferred income taxes	—	58,817	75	—	58,892
Total current assets	(3,758)	456,284	25,411	(29)	477,908
Property, plant, and equipment, net	62	236,714	4,347	—	241,123
Goodwill	—	1,066,320	42,125	—	1,108,445
Intangibles, net	—	585,285	20,910	—	606,195
Deferred financing costs, net	58,679	—	—	—	58,679
Intercompany (payable) receivable	(58,679)	58,114	565	—	—
Other assets	—	10,425	2,191	(1,712)	10,904
Investment in subsidiaries	375,015	63,747	—	(438,762)	—
	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$8,300	$—	$8,300
Accounts payable	2,508	49,278	1,719	—	53,505
Accrued employee compensation	308	44,487	2,065	—	46,860
Commissions payable	—	14,173	2,521	—	16,694
Customer deposits	—	151,103	5,408	—	156,511
Income taxes payable	(11)	7,558	924	(11)	8,460
Interest payable	9,606	209	—	—	9,815
Current portion of long-term debt	19,950	—	—	—	19,950
Intercompany (receivable) payable	(9,707)	26,073	475	(16,841)	—
Other accrued liabilities	—	24,001	1,687	—	25,688
Current liabilities of discontinued operations	—	1,744	—	—	1,744
Total current liabilities	22,654	318,626	23,099	(16,852)	347,527
Long-term debt, less current maturities	1,500,050	—	—	—	1,500,050
Intercompany (receivable) payable	(1,500,050)	1,500,050	—	—	—
Deferred income taxes	—	250,066	8,703	—	258,769
Pension liabilities, net	—	27,489	—	—	27,489
Other noncurrent liabilities	—	5,643	—	—	5,643
Total liabilities	22,654	2,101,874	31,802	(16,852)	2,139,478
Stockholders’ equity	348,665	375,015	63,747	(423,651)	363,776
	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

CONDENSED CONSOLIDATING BALANCE SHEET

2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$37,100	$6,631	$—	$43,731
Accounts receivable, net	—	130,261	11,464	—	141,725
Inventories, net	—	109,280	2,701	(19)	111,962
Salespersons overdrafts, net	—	22,388	7,674	—	30,062
Prepaid expenses and other current assets	—	17,800	955	7	18,762
Deferred income taxes	—	4,516	75	—	4,591
Total current assets	—	321,345	29,500	(12)	350,833
Property, plant, and equipment, net	—	267,490	4,570	—	272,060
Goodwill	—	1,099,177	39,487	—	1,138,664
Intangibles, net	—	676,401	23,784	—	700,185
Deferred financing costs, net	—	37,905	931	—	38,836
Other assets	—	11,514	1,194	(1,711)	10,997
Investment in subsidiaries	312,271	59,782	—	(372,053)	—
	$312,271	$2,473,614	$99,466	$(373,776)	$2,511,575

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$29,238	$13,013	$—	$42,251
Accounts payable	—	41,957	3,009	—	44,966
Accrued employee compensation	—	39,100	1,631	—	40,731
Commissions payable	—	15,733	2,973	—	18,706
Customer deposits	—	145,109	4,700	—	149,809
Income taxes payable	—	7,695	1,941	—	9,636
Interest payable	—	23,389	—	—	23,389
Current portion of long-term debt	—	2,000	—	—	2,000
Deferred income taxes	—	4,283	—	—	4,283
Intercompany (receivable) payable	(6,197)	3,544	—	2,653	—
Other accrued liabilities	—	18,294	3,401	—	21,695
Current liabilities of discontinued operations	—	3,100	—	—	3,100
Total current liabilities	(6,197)	333,442	30,668	2,653	360,566
Long-term debt, less current maturities	—	1,280,875	—	—	1,280,875
Redeemable preferred stock	—	258,787	—	—	258,787
Deferred income taxes	—	252,822	8,895	—	261,717
Pension liabilities, net	—	29,724	—	—	29,724
Other noncurrent liabilities	—	5,693	121	—	5,814
Total liabilities	(6,197)	2,161,343	39,684	2,653	2,197,483
Stockholders’ equity	318,468	312,271	59,782	(376,429)	314,092
	$312,271	$2,473,614	$99,466	$(373,776)	$2,511,575

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2004

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)
Other cash provided by (used in) operating activities	97,975	216,505	664	(108,957)	206,187
Net cash (used in) provided by operating activities	(11,920)	123,070	4,629	—	115,779
Purchases of property, plant, and equipment	(62)	(43,129)	(1,167)	—	(44,358)
Proceeds from sale of property and equipment	—	6,512	—		6,512
Other investing activities, net	—	(152)	(31)	—	(183)
Net cash used in investing activities	(62)	(36,769)	(1,198)	—	(38,029)
Net short-term (repayments) borrowings	—	(29,238)	(6,006)	—	(35,244)
Redemption of preferred stock	—	(188,849)	—	—	(188,849)
Principal payments on long-term debt	—	(460,955)	—	—	(460,955)
Redemption of senior subordinated notes	—	(336,437)	—	—	(336,437)
Redemption of senior notes	—	(411,436)	—	—	(411,436)
Redemption of PIK notes to stockholders	—	(81,037)	—	—	(81,037)
Redemption of subordinated exchange debentures	—	(49,001)	—	—	(49,001)
Proceeds from issuance of long-term debt	1,520,000	—	—	—	1,520,000
Net contribution from parent	239,968	256,055	—	(256,055)	239,968
Distribution to shareholders	(175,648)	(175,648)	—	175,648	(175,648)
Debt financing costs	(61,255)	—	—	—	(61,255)
Intercompany (receivable) payable	(1,430,150)	1,350,338	(595)	80,407	—
Other financing activities, net	—	566	—	—	566
Net cash provided by (used in) financing activities	92,915	(125,642)	(6,601)	—	(39,328)
Effect of exchange rate changes on cash and cash equivalents	—	—	116	—	116
Increase (decrease) in cash and cash equivalents	80,933	(39,341)	(3,054)	—	38,538
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$80,933	$(2,241)	$3,577	$—	$82,269

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Five Months 2003

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(53,141)	$(51,087)	$3,047	$50,884	$(50,297)
Other cash provided by operating activities	53,141	144,595	5,997	(50,884)	152,849
Net cash provided by operating activities	—	93,508	9,044	—	102,552
Acquisition of businesses, net of cash acquired	(412,503)	(116,840)	(2,409)	—	(531,752)
Purchases of property, plant, and equipment	—	(19,922)	(778)	—	(20,700)
Other investing activities, net	—	146	(20)	—	126
Net cash used in investing activities	(412,503)	(136,616)	(3,207)	—	(552,326)
Net short-term borrowings	—	11,038	620	—	11,658
Redemption of preferred stock	(102,820)	—	—	—	(102,820)
Principal payments on long-term debt	—	(25,875)	—	—	(25,875)
Redemption of senior subordinated notes	—	(9,325)	—	—	(9,325)
Proceeds from issuance of long-term debt	—	3,705	—	—	3,705
Proceeds from issuance of senior notes	—	62,850	—	—	62,850
Proceeds from issuance of common stock	317,934	20,000	—	—	337,934
Proceeds from issuance of preferred stock	100,000	—	—	—	100,000
Contribution from parent	102,820	—	—	—	102,820
Intercompany (receivable) payable	(5,431)	5,431	—	—	—
Debt financing costs	—	(3,504)	—	—	(3,504)
Other financing activities, net	—	3,096	(3,096)	—	—
Net cash provided by (used in) financing activities	412,503	67,416	(2,476)	—	477,443
Effect of exchange rate changes on cash and cash equivalents	—	—	144	—	144
Increase in cash and cash equivalents	—	24,308	3,505	—	27,813
Cash and cash equivalents, beginning of period	—	12,792	3,126	—	15,918
Cash and cash equivalents, end of period	$—	$37,100	$6,631	$—	$43,731

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Seven Months 2003

	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$7,640	$913	$(913)	$7,640
Other cash used in operating activities	(12,461)	(2,885)	913	(14,433)
Net cash used in operating activities	(4,821)	(1,972)	—	(6,793)
Acquisition of business, net of cash acquired	(4,942)	(66)	—	(5,008)
Purchases of property, plant, and equipment	(5,721)	(408)	—	(6,129)
Other investing activities, net	(738)	—	—	(738)
Net cash used in investing activities	(11,401)	(474)	—	(11,875)
Net short-term borrowings	—	1,500	—	1,500
Repurchase of common stock and warrants	(471,044)	—	—	(471,044)
Principal payments on long-term debt	(379,270)	—	—	(379,270)
Proceeds from issuance of long-term debt	475,000	—	—	475,000
Proceeds from issuance of common stock	417,934	—	—	417,934
Debt financing costs	(20,212)	—	—	(20,212)
Merger costs	(12,608)	—	—	(12,608)
Other financing activities, net	1,909	(284)	—	1,625
Net cash provided by financing activities	11,709	1,216	—	12,925
Effect of exchange rate changes on cash and cash equivalents	—	236	—	236
Decrease in cash and cash equivalents	(4,513)	(994)	—	(5,507)
Cash and cash equivalents, beginning of period	7,552	3,386	—	10,938
Cash and cash equivalents, end of period	$3,039	$2,392	$—	$5,431

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2002

	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$29,906	$3,752	$(3,752)	$29,906
Other cash used in operating activities	17,970	3,844	3,752	25,566
Net cash provided by operating activities	47,876	7,596	—	55,472
Purchases of property, plant, and equipment	(22,387)	(456)	—	(22,843)
Other investing activities, net	31	—	—	31
Net cash used in investing activities	(22,356)	(456)	—	(22,812)
Net short-term borrowings	—	8,960	—	8,960
Repurchase of common stock and warrants	(2,851)	—	—	(2,851)
Principal payments on long-term debt	(60,855)	—	—	(60,855)
Redemption of senior subordinated notes	(8,456)	—	—	(8,456)
Debt financing costs	(1,384)	(236)	—	(1,620)
Canada dividend	32,150	(32,150)	—	—
Other financing activities, net	642	(642)	—	—
Net cash used in financing activities	(40,754)	(24,068)	—	(64,822)
Decrease in cash and cash equivalents	(15,234)	(16,928)	—	(32,162)
Cash and cash equivalents, beginning of period	22,786	20,314	—	43,100
Cash and cash equivalents, end of period	$7,552	$3,386	$—	$10,938

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors

Visant Holding Corp.

Minneapolis, Minnesota

We have audited the consolidated financial statements of Visant Holding Corp. and subsidiaries and Visant Corporation and subsidiaries as of January 1, 2005, January 3, 2004, and for the year ended January 1, 2005 and the period from July 30, 2003 to January 3, 2004 (successor) and the period from December 29, 2002 to July 29, 2003 (predecessor), and have issued our report thereon dated February 18, 2005 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of Visant Holding Corp. and Visant Corporation’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Minneapolis, Minnesota

February 18, 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Jostens Inc.:

Our audit of the consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for the year ended December 28, 2002, referred to in our report dated February 12, 2003 appearing in this Annual Report on Form 10-K also included an audit for the year ended December 28, 2002, of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

February 12, 2003

Schedule II – Valuation and Qualifying Accounts

Visant Holding Corp. and subsidiaries and Visant Corporation and subsidiaries

In thousands	Balance beginning of period	Charged to costs and expenses	Deductions		Addition (1)	Balance end of period
Reserves and allowances deducted from asset accounts

Allowances for uncollectible accounts
(Successor)
Year ended January 1, 2005	$3,538	$973	$890	(2)	$—	$3,621
July 30, 2003 through January 3, 2004	2,569	14	399	(2)	1,354	3,538
Jostens, Inc. (Predecessor)				(2)
December 29, 2002 through July 29, 2003	2,557	491	479	(2)	—	2,569
Year ended December 28, 2002	3,657	869	1,969	(2)	—	2,557

Allowances for sales returns
(Successor)
Year ended January 1, 2005	5,791	21,165	21,157	(3)	—	5,799
July 30, 2003 through January 3, 2004	9,585	7,950	11,744	(3)	—	5,791
Jostens, Inc. (Predecessor)
December 29, 2002 through July 29, 2003	5,597	13,276	9,288	(3)	—	9,585
Year ended December 28, 2002	5,727	18,337	18,467	(3)	—	5,597

Salesperson overdraft reserves
(Successor)
Year ended January 1, 2005	10,953	4,250	2,481	(2)	—	12,722
July 30, 2003 through January 3, 2004	8,629	2,204	(120	)(2)	—	10,953
Jostens, Inc. (Predecessor)
December 29, 2002 through July 29, 2003	8,034	1,285	690	(2)	—	8,629
Year ended December 28, 2002	6,897	3,603	2,466	(2)	—	8,034

(1)  As a result of the consolidation of entities under common control

(2)  Uncollectible accounts written off, net of recoveries

(3)  Returns processed against reserve