Form 10-Q
period 2005-04-02
VISANT HOLDING CORP
filed 2005-05-17
CIK 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

Yes ☐     No ☒

As of May 13, 2005, there were 5,971,577 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to such Form 10-Q.

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any references in this report to the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Visant Holding Corp. and subsidiaries:

Condensed Consolidated Statements of Operations for the three months ended April 2, 2005 and April 3, 2004

Condensed Consolidated Balance Sheets as of April 2, 2005, April 3, 2004 and January 1, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2005 and April 3, 2004

Visant Corporation and subsidiaries:

Condensed Consolidated Statements of Operations for the three months ended April 2, 2005 and April 3, 2004

Condensed Consolidated Balance Sheets as of April 2, 2005, April 3, 2004 and January 1, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2005 and April 3, 2004

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	April 2,	April 3,
In thousands	2005	2004
Net sales	$309,120	$310,084
Cost of products sold	189,514	192,322
Gross profit	119,606	117,762
Selling and administrative expenses	103,177	107,273
Transaction costs	884	—
Special charges	2,952	690
Operating income	12,593	9,799
Loss on redemption of debt	—	420
Interest expense, net	30,568	42,537
Loss before income taxes	(17,975)	(33,158)
Benefit from income taxes	(7,446)	(5,612)
Net loss	$(10,529)	$(27,546)

See accompanying Notes to the Condensed Consolidating Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 2,	April 3,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$27,893	$57,536	$84,964
Accounts receivable, net	167,219	155,391	158,243
Inventories, net	169,862	154,522	129,450
Salespersons overdrafts, net of allowance of $13,258, $11,144 and $12,722, respectively	39,494	32,916	35,415
Prepaid expenses and other current assets	16,479	17,835	13,639
Deferred income taxes	60,600	3,679	58,892
Total current assets	481,547	421,879	480,603
Property, plant and equipment	536,039	502,805	521,284
Less accumulated depreciation	(295,024)	(236,800)	(280,161)
Property, plant and equipment, net	241,015	266,005	241,123
Goodwill	1,108,462	1,118,678	1,108,445
Intangibles, net	595,445	688,035	606,195
Deferred financing costs, net	60,200	42,582	64,127
Other assets	11,039	10,999	10,904
Total assets	$2,497,708	$2,548,178	$2,511,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$9,130	$51,963	$8,300
Accounts payable	54,405	52,632	53,505
Accrued employee compensation and related taxes	43,355	37,052	46,860
Commissions payable	24,570	26,105	16,694
Customer deposits	213,231	193,036	156,511
Current portion of long-term debt	—	2,063	19,950
Deferred income taxes	—	3,852	—
Other accrued liabilities	37,862	60,447	44,486
Total current liabilities	382,553	427,150	346,306

Long-term debt - less current maturities	1,627,827	1,436,885	1,667,231
Redeemable preferred stock	—	247,059	—
Deferred income taxes	245,928	255,337	252,414
Pension liabilities, net	27,094	29,279	27,489
Other noncurrent liabilities	6,799	5,947	5,643
Total liabilities	2,290,201	2,401,657	2,299,083

Commitments and contingencies

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,971,577 shares at April 2, 2005; 504,584 shares at April 3, 2004 and 5,909,844 shares at January 1, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at April 2, 2005 and January 1, 2005; 2,724,759 shares at April 3, 2004
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at April 2, 2005 and January 1, 2005; none at April 3, 2004	60	32	59
Additional paid-in-capital	524,359	380,377	518,413
Accumulated deficit	(318,146)	(234,465)	(307,617)
Accumulated other comprehensive income	1,234	1,117	1,459
Officer notes receivable	—	(540)	—
Total stockholders’ equity	207,507	146,521	212,314
Total liabilities and stockholders’ equity	$2,497,708	$2,548,178	$2,511,397

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	April 2,	April 3,
In thousands	2005	2004
Net loss	$(10,529)	$(27,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,192	16,233
Amortization of intangible assets	11,760	12,191
Amortization of debt discount, premium and deferred financing costs	8,305	5,187
Other amortization	193	212
Accrued interest on redeemable preferred stock	—	11,922
Deferred income taxes	(8,194)	(5,093)
Loss on redemption of debt	—	420
Other	(162)	271
Changes in assets and liabilities:
Accounts receivable	(9,329)	(13,683)
Inventories	(40,378)	(42,540)
Accounts payable and accrued expenses	5,598	11,778
Customer deposits	56,668	43,189
Other	(13,040)	(960)
Net cash provided by operating activities	16,084	11,581
Purchases of property, plant and equipment	(15,345)	(10,300)
Other investing activities, net	(862)	(50)
Net cash used in investing activities	(16,207)	(10,350)
Net short-term borrowings	800	9,722
Principal payments on long-term debt	(63,600)	(500)
Redemption of senior subordinated notes	—	(5,800)
Proceeds from issuance of long-term debt	—	4,000
Net proceeds from issuance of common stock	5,946	—
Other	(134)	(242)
Net cash (used in) provided by financing activities	(56,988)	7,180
Effect of exchange rate changes on cash and cash equivalents	40	13
(Decrease) increase in cash and cash equivalents	(57,071)	8,424
Cash and cash equivalents, beginning of period	84,964	49,112
Cash and cash equivalents, end of period	$27,893	$57,536

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	April 2,	April 3,
In thousands	2005	2004
Net sales	$309,120	$310,084
Cost of products sold	189,514	192,322
Gross profit	119,606	117,762
Selling and administrative expenses	103,133	107,195
Transaction costs	884	—
Special charges	2,952	690
Operating income	12,637	9,877
Loss on redemption of debt	—	420
Interest expense, net	26,233	38,603
Loss before income taxes	(13,596)	(29,146)
Benefit from income taxes	(5,507)	(1,546)
Net loss	$(8,089)	$(27,600)

See accompanying Notes to the Condensed Consolidating Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 2,	April 3,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$18,235	$53,576	$82,269
Accounts receivable, net	167,219	155,391	158,243
Inventories, net	169,862	154,522	129,450
Salespersons overdrafts, net of allowance of $13,258, $11,144 and $12,722, respectively	39,494	32,916	35,415
Prepaid expenses and other current assets	16,479	17,835	13,639
Deferred income taxes	60,600	3,679	58,892
Total current assets	471,889	417,919	477,908
Property, plant and equipment	536,039	497,905	521,284
Less accumulated depreciation	(295,024)	(236,780)	(280,161)
Property, plant and equipment, net	241,015	261,125	241,123
Goodwill	1,108,462	1,118,678	1,108,445
Intangibles, net	595,445	688,035	606,195
Deferred financing costs, net	54,859	36,841	58,679
Other assets	11,039	11,091	10,904
Total assets	$2,482,709	$2,533,689	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$9,130	$51,963	$8,300
Accounts payable	54,401	52,555	53,505
Accrued employee compensation and related taxes	43,355	37,052	46,860
Commissions payable	24,570	26,105	16,694
Customer deposits	213,231	193,036	156,511
Current portion of long-term debt	—	2,063	19,950
Deferred income taxes	—	3,852	—
Other accrued liabilities	38,400	63,098	45,707
Total current liabilities	383,087	429,724	347,527

Long-term debt - less current maturities	1,456,400	1,277,757	1,500,050
Redeemable preferred stock	—	247,059	—
Deferred income taxes	253,854	257,232	258,769
Pension liabilities, net	27,094	29,279	27,489
Other noncurrent liabilities	6,799	5,947	5,643
Total liabilities	2,127,234	2,246,998	2,139,478

Commitments and contingencies

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares	—	—	—
Additional paid-in-capital	658,839	516,995	658,826
Accumulated deficit	(304,598)	(230,881)	(296,509)
Accumulated other comprehensive income	1,234	1,117	1,459
Officer notes receivable	—	(540)	—
Total stockholder’s equity	355,475	286,691	363,776
Total liabilities and stockholder’s equity	$2,482,709	$2,533,689	$2,503,254

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 2, 2005	April 3, 2004
Net loss	$(8,089)	$(27,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,192	16,213
Amortization of intangible assets	11,760	12,191
Amortization of debt discount, premium and deferred financing costs	3,951	1,412
Other amortization	193	212
Accrued interest on redeemable preferred stock	—	11,922
Deferred income taxes	(6,623)	(3,672)
Loss on redemption of debt	—	420
Other	(162)	271
Changes in assets and liabilities:
Accounts receivable	(9,329)	(13,683)
Inventories	(40,378)	(42,540)
Accounts payable and accrued expenses	4,538	12,083
Customer deposits	56,668	43,189
Other	(12,667)	1,684
Net cash provided by operating activities	15,054	12,102
Purchases of property, plant and equipment	(15,345)	(5,400)
Other investing activities, net	(862)	(50)
Net cash used in investing activities	(16,207)	(5,450)
Net short-term borrowings	800	9,722
Principal payments on long-term debt	(63,600)	(500)
Redemption of senior subordinated notes	—	(5,800)
Other	(121)	(242)
Net cash (used in) provided by financing activities	(62,921)	3,180
Effect of exchange rate changes on cash and cash equivalents	40	13
(Decrease) increase in cash and cash equivalents	(64,034)	9,845
Cash and cash equivalents, beginning of period	82,269	43,731
Cash and cash equivalents, end of period	$18,235	$53,576

See accompanying Notes to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Visant Holding Corp. and subsidiaries

1.              Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the 2004 Transactions as discussed in Note 2, the condensed consolidated financial statements include the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), entities under common control since July 30, 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Form 10-K for the fiscal year ended January 1, 2005 (“2004 Form 10-K”).

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

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, since all options are granted at or above fair value, no compensation cost is typically reflected in net income (loss) for these plans.  Our pro forma net loss incorporating the amortization of the stock-based compensation expense determined under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, would not have been materially different from the reported net loss.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at a favorable rate of tax.  The U.S. Treasury Department has not completed its release of guidelines for applying the repatriation provisions of the AJC Act.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  Although we intend to repatriate earnings from our Canadian subsidiary in an amount that could range from $8 million to $13 million, we have not completed our analysis of the tax effect of such a distribution because we need additional guidance from the U.S. Treasury Department clarifying key elements of the AJC Act.  We anticipate that our analysis of the tax benefit of repatriation will be completed by the fourth quarter of 2005 and that the effect on the Company’s effective annual rate will be recorded at that time.

2.              2004 Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “2004 Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the 2004 Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the 2004 Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest.   Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  As a result of the 2004 Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 13, 2005 affiliates of KKR and DLJMBP III hold approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of Holdings’ economic interest.

In connection with the 2004 Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.   Also in connection with the 2004 Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including redemption value of certain remaining redeemable preferred stock.

3.              Comprehensive Loss

The following amounts were included in determining comprehensive loss for Holdings:

	Three months ended
In thousands	April 2, 2005	April 3, 2004
Net loss	$(10,529)	$(27,546)
Change in cumulative translation adjustment	(225)	212
Comprehensive loss	$(10,754)	$(27,334)

The following amounts were included in determining comprehensive loss for Visant:

	Three months ended
In thousands	April 2, 2005	April 3, 2004
Net loss	$(8,089)	$(27,600)
Change in cumulative translation adjustment	(225)	212
Comprehensive loss	$(8,314)	$(27,388)

4.              Accounts Receivable and Inventories

Accounts receivable, net were comprised of the following:

In thousands	April 2, 2005	April 3, 2004	January 1, 2005
Trade receivables	$179,685	$168,176	$167,663
Allowance for doubtful accounts	(3,852)	(3,945)	(3,621)
Allowance for sales returns	(8,614)	(8,840)	(5,799)
Accounts receivable, net	$167,219	$155,391	$158,243

Net inventories were comprised of the following

In thousands	April 2, 2005	April 3, 2004	January 1, 2005
Raw materials and supplies	$47,223	$37,460	$44,989
Work-in-process	82,104	76,337	47,695
Finished goods	42,707	41,959	38,938
	172,034	155,756	131,622
LIFO reserve	(2,172)	(1,234)	(2,172)
Inventories, net	$169,862	$154,522	$129,450

5.              Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

	Three months ended
In thousands	April 2, 2005	April 3, 2004
Balance at beginning of year	$1,108,445	$1,138,664
Goodwill acquired during the period	17	14
Purchase price adjustments	—	(20,000)
Balance at end of period	$1,108,462	$1,118,678

As of April 2, 2005, $717.3 million and $391.2 million of goodwill has been allocated to Jostens and the Print Group, respectively.

During the first quarter of 2004, purchase price adjustments primarily relate to Jostens and consist of a reduction to the fair value of Jostens’ redeemable preferred stock in the amount of $20.0 million.

Information regarding our other intangible assets, net as of the dates indicated is as follows:

		April 2, 2005			April 3, 2004
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(55,632)	$274,368	$330,000	$(22,759)	$307,241
Order backlog	1.5 years	48,700	(48,700)	—	49,394	(3,928)	45,466
Internally developed software	2 to 5 years	12,200	(5,786)	6,414	12,200	(2,315)	9,885
Patented/unpatented technology	3 years	19,668	(8,868)	10,800	19,548	(4,416)	15,132
Customer relationships	4 to 40 years	36,455	(8,521)	27,934	35,455	(5,877)	29,578
Other	3 years	16,619	(5,270)	11,349	17,619	(1,466)	16,153
		463,642	(132,777)	330,865	464,216	(40,761)	423,455
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580
		$728,222	$(132,777)	$595,445	$728,796	$(40,761)	$688,035

Amortization expense related to other intangible assets was $11.8 million and $12.2 million for the three months ended April 2, 2005 and April 3, 2004, respectively.  Based on intangible assets in service as of April 2, 2005, estimated amortization expense for the remainder of 2005 and each of the five succeeding fiscal years is $34.8 million, $44.4 million, $40.6 million, $38.8 million, $34.9 million and $33.5 million, respectively.

6.              Special Charges

During the first quarter of 2005, we recorded $3.0 million of special charges, including $2.2 million related to severance payments and related benefits associated with the reduction in headcount of 25 Jostens employees.  We also recorded severance of $0.4 million related to Print Group personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.

Restructuring accruals of $6.1 million as of April 2, 2005 and $8.1 million as of January 1, 2005 are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of January 1, 2005 include amounts provided for severance related to reductions in corporate and administrative employees as well as the consolidation of our Print Group’s one- and two-color print operations.

On a cumulative basis through April 2, 2005, we incurred $13.4 million of employee severance costs related to initiatives begun in 2004 (“2004 initiatives”), which affected 310 employees.  To date, we have paid $9.9 million in cash related to these initiatives.

Changes in the restructuring accruals during the first quarter of 2005 were as follows:

	2004 Initiatives		2005 Initiatives		Total
		No. of		No. of		No. of
		employees		employees		employees
In thousands	Amount	affected	Amount	affected	Amount	affected
Balance at January 1, 2005	$8,121	162	$—	—	$8,121	162
Restructuring charges	—	—	2,632	25	2,632	25
Severance paid	(4,665)	(162)	(31)	(20)	(4,696)	(182)
Balance at April 2, 2005	$3,456	—	$2,601	5	$6,057	5

We expect the majority of the remaining severance payments to be paid during 2005.

7.              Long-Term Debt

Long-term debt consists of the following:

	April 2,	April 3,	January 1,
In thousands	2005	2004	2005
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 5.62 percent at April 2, 2005 and 4.90 percent at January 1, 2005 with semi-annual principal and interest payments through October 2010	$112,500	$—	$150,000
Term Loan C, variable rate, 5.37 percent at April 2, 2005 and 4.65 percent at January 1, 2005 with semi-annual principal and interest payments through October 2011	843,900	—	870,000
Senior subordinated notes, 7.625 percent fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	—	500,000
Term loan - Jostens, variable rate, 3.67 percent at April 3, 2004, paid in full October 2004	—	453,705	—
Senior subordinated notes - Jostens, 12.75 percent fixed rate, including premium of $21,554 at April 3, 2004, paid in full October 2004	—	225,539	—
Senior notes - Von Hoffmann, 10.25 percent fixed rate, including premium of $2,617 at April 3, 2004, paid in full October 2004	—	277,617	—
Senior subordinated notes - Von Hoffmann, 10.375 percent fixed rate, paid in full October 2004	—	100,000	—
Subordinated exchange debentures - Von Hoffmann, 13.5 percent fixed rate, paid in full October 2004	—	42,651	—
Term loan - Arcade, variable rate, 4.75 percent at April 3, 2004, paid in full October 2004	—	6,750	—
Senior notes - Arcade, 10.5 percent fixed rate, paid in full October 2004	—	103,510	—
Amended and restated notes - Arcade, 16.0 percent fixed rate, net of discount of $495 at April 3, 2004, paid in full October 2004	—	70,048	—
	1,456,400	1,279,820	1,520,000
Less current portion	—	2,063	19,950
	1,456,400	1,277,757	1,500,050

Holdings:
Senior discount notes, 10.25 percent fixed rate, net of discount of $75,773 at April 2, 2005, $92,072 at April 3, 2004 and $80,019 at January 1, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	171,427	155,128	167,181
Promissory note, variable rate, 3.52 percent at April 3, 2004, paid in full December 2004	—	4,000	—
	$1,627,827	$1,436,885	$1,667,231

During the three months ended April 2, 2005, Visant voluntarily prepaid $63.6 million of principal due under the term loans including all principal payments due in 2005 through 2007.  As of April 2, 2005, there was $9.1 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 5.24% and an additional $15.8 million outstanding in the form of letters of credit, leaving $225.1 million available under Visant’s revolving credit facility.

In conjunction with the 2004 Transactions as described in Note 2, we repaid the existing indebtedness of Jostens, Von Hoffmann and Arcade in full.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the direct parent of Visant, and by Visant’s material current and future domestic subsidiaries.  The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., by Visant, by Visant’s material current and future domestic subsidiaries and by Visant’s other current and future Canadian subsidiaries.  Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

The obligations of Jostens Canada Ltd. under the senior secured credit facilities, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada Ltd. and each of Visant’s other current and future Canadian subsidiaries.

The senior secured credit facilities require us to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change our business, amend the terms of our subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

The indentures governing the Visant senior subordinated notes and the Holdings senior discount notes also contain numerous covenants including, among other things, restrictions on our ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

As of April 2, 2005, we were in compliance with all covenants.

8.              Redeemable Preferred Stock

In conjunction with the 2004 Transactions as described in Note 2, all outstanding shares of redeemable preferred stock of Jostens and Arcade, together with accrued dividends, were redeemed in full.

9.              Derivative Financial Instruments and Hedging Activities

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  The amount of contracts outstanding at April 2, 2005 was $1.5 million.  These contracts will mature over the remainder of the current fiscal year.

10.       Commitments

We are subject to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at April 2, 2005 was $14.8 million with delivery dates occurring throughout 2005.  These forward purchase contracts are considered normal purchases and therefore subject to a scope exclusion of the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair market value of our open precious metal forward contracts as of April 2, 2005 was $15.1 million and was calculated by valuing each contract at quoted futures prices.

11.       Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax benefit based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the three months ended April 2, 2005, we provided an income tax benefit at a consolidated effective rate of 41.4% and 40.5% for Holdings and Visant, respectively.  The annual effective tax rate does not include any anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004 as discussed in Note 1.  Our preliminary evaluation indicates that the benefit of the repatriation would result in an effective tax rate for the year between 39% and 40%.

For the comparable three-month period ended April 3, 2004, the effective rate of income tax benefit for Holdings and Visant was 16.9% and 5.3%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.   Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.  The combined effective annual tax rates are less than the Federal statutory tax rate primarily due to the unfavorable effect of non-deductible interest expense.

12.       Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Service cost	$1,753	$1,920	$10	$10
Interest cost	3,357	3,540	78	87
Expected return on plan assets	(5,314)	(4,914)	—	—
Administrative expenses	179	—	—	—
Amortization of prior year service cost	13	12	—	—
Net periodic benefit expense (income)	$(12)	$558	$88	$97

During the quarter ended April 2, 2005, we made a $0.5 million contribution to one of the qualified pension plans.  This is consistent with our projected contributions for 2005 of $2.7 million to the pension plans and $0.7 million to the postretirement benefit plans as disclosed in our 2004 Form 10-K.

13.       Business Segments

Our reportable segments consist of Jostens and our Print Group.  The Print Group includes the operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct.

The following tables present information of Holdings by business segment.

	Three months ended April 2, 2005
In thousands	Jostens	Print Group	Intersegment Eliminations	Consolidated Totals
Net sales to external customers	$139,738	$169,382	$—	$309,120
Intergroup net sales	—	396	(396)	—
Operating (loss) income	(9,930)	22,523	—	12,593
Depreciation and amortization	18,800	8,345	—	27,145

	Three months ended April 3, 2004
In thousands	Jostens	Print Group	Intersegment Eliminations	Consolidated Totals
Net sales to external customers	$143,085	$166,999	$—	$310,084
Operating (loss) income	(5,956)	15,755	—	9,799
Depreciation and amortization	18,639	9,997	—	28,636

14.       Condensed Consolidating Guarantor Information

As discussed in Note 7, Visant’s obligations under the senior secured credit facilities and the 7 5/8 % senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$299,051	$13,871	$(3,802)	$309,120
Cost of products sold	—	186,577	6,741	(3,804)	189,514
Gross profit	—	112,474	7,130	2	119,606
Selling and administrative expenses	(452)	97,102	6,483	—	103,133
Transaction costs	99	785	—	—	884
Restructuring charges	—	2,694	258	—	2,952
Operating income	353	11,893	389	2	12,637
Net interest expense	25,625	26,479	191	(26,062)	26,233
Equity loss (earnings) in subsidiary, net of tax	8,650	(149)	—	(8,501)	—
(Loss) income before income taxes	(33,922)	(14,437)	198	34,565	(13,596)
(Benefit from) provision for income taxes	(10,235)	(5,787)	49	10,466	(5,507)
Net (loss) income	$(23,687)	$(8,650)	$149	$24,099	$(8,089)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 3, 2004

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$300,089	$12,645	$(2,650)	$310,084
Cost of products sold	—	188,758	6,150	(2,586)	192,322
Gross profit	—	111,331	6,495	(64)	117,762
Selling and administrative expenses	—	100,759	6,436	—	107,195
Restructuring charges	—	690	—	—	690
Operating income (loss)	—	9,882	59	(64)	9,877
Loss on redemption of debt	—	420	—	—	420
Net interest expense	—	38,336	267	—	38,603
Equity loss (earnings) in subsidiary, net of tax	27,457	126	—	(27,583)	—
(Loss) income before income taxes	(27,457)	(29,000)	(208)	27,519	(29,146)
(Benefit from) provision for income taxes	—	(1,543)	(82)	79	(1,546)
Net (loss) income	$(27,457)	$(27,457)	$(126)	$27,440	$(27,600)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$16,180	$(4,178)	$6,233	$—	$18,235
Accounts receivable, net	175	156,798	10,246	—	167,219
Inventories, net	—	165,186	4,703	(27)	169,862
Salespersons overdrafts, net	—	30,652	8,842	—	39,494
Prepaid expenses and other current assets	1,103	14,557	819	—	16,479
Deferred income taxes	—	60,525	75	—	60,600
Total current assets	17,458	423,540	30,918	(27)	471,889
Property, plant, and equipment, net	184	237,013	3,818	—	241,015
Goodwill	—	1,066,407	42,055	—	1,108,462
Intangibles, net	—	574,535	20,910	—	595,445
Deferred financing costs, net	54,859	—	—	—	54,859
Intercompany (payable) receivable	(42,209)	41,674	535	—	—
Other assets	—	10,657	2,094	(1,712)	11,039
Investment in subsidiaries	366,140	63,896	—	(430,036)	—
Total assets	$396,432	$2,417,722	$100,330	$(431,775)	$2,482,709

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$9,130	$—	$9,130
Accounts payable	1,080	51,186	2,135	—	54,401
Accrued employee compensation	6,357	34,539	2,459	—	43,355
Commissions payable	—	21,977	2,593	—	24,570
Customer deposits	—	205,122	8,109	—	213,231
Intercompany (receivable) payable	58,986	(26,907)	359	(32,438)	—
Other accrued liabilities	5,243	30,292	2,875	(10)	38,400
Total current liabilities	71,666	316,209	27,660	(32,448)	383,087
Long-term debt, less current maturities	1,456,400	—	—	—	1,456,400
Intercompany (receivable) payable	(1,456,400)	1,456,400	—	—	—
Deferred income taxes	—	245,205	8,649	—	253,854
Pension liabilities, net	—	27,094	—	—	27,094
Other noncurrent liabilities	—	6,674	125	—	6,799
Total liabilities	71,666	2,051,582	36,434	(32,448)	2,127,234
Stockholder’s equity	324,766	366,140	63,896	(399,327)	355,475
Total liabilities and stockholder’s equity	$396,432	$2,417,722	$100,330	$(431,775)	$2,482,709

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 3, 2004

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$47,004	$6,572	$—	$53,576
Accounts receivable, net	—	145,899	9,492	—	155,391
Inventories, net	—	149,846	4,759	(83)	154,522
Salespersons overdrafts, net	—	24,515	8,401	—	32,916
Prepaid expenses and other current assets	—	16,861	974	—	17,835
Deferred income taxes	—	3,604	75	—	3,679
Total current assets	—	387,729	30,273	(83)	417,919
Property, plant, and equipment, net	—	256,882	4,243	—	261,125
Goodwill	—	1,097,768	20,910	—	1,118,678
Intangibles, net	—	645,754	42,281	—	688,035
Deferred financing costs, net	—	35,961	880	—	36,841
Other assets	—	13,166	(364)	(1,711)	11,091
Investment in subsidiaries	285,026	59,656	—	(344,682)	—
Total assets	$285,026	$2,496,916	$98,223	$(346,476)	$2,533,689

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$42,800	$9,163	$—	$51,963
Accounts payable	—	49,146	3,409	—	52,555
Accrued employee compensation	—	34,956	2,096	—	37,052
Commissions payable	—	23,424	2,681	—	26,105
Customer deposits	—	185,224	7,812	—	193,036
Current portion of long-term debt	—	2,063	—	—	2,063
Deferred income taxes	—	3,852	—	—	3,852
Intercompany (receivable) payable	(6,197)	3,403	24	2,770	—
Other accrued liabilities	—	58,732	4,398	(32)	63,098
Total current liabilities	(6,197)	403,600	29,583	2,738	429,724
Long-term debt, less current maturities	—	1,277,757	—	—	1,277,757
Redeemable preferred stock	—	247,059	—	—	247,059
Deferred income taxes	—	248,369	8,863	—	257,232
Pension liabilities, net	—	29,279	—	—	29,279
Other noncurrent liabilities	—	5,826	121	—	5,947
Total liabilities	(6,197)	2,211,890	38,567	2,738	2,246,998
Stockholder’s equity	291,223	285,026	59,656	(349,214)	286,691
Total liabilities and stockholder’s equity	$285,026	$2,496,916	$98,223	$(346,476)	$2,533,689

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

January 1, 2005

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$80,933	$(2,241)	$3,577	$—	$82,269
Accounts receivable, net	—	147,262	10,981	—	158,243
Inventories, net	—	127,036	2,443	(29)	129,450
Salespersons overdrafts, net	—	27,541	7,874	—	35,415
Prepaid expenses and other current assets	530	12,648	461	—	13,639
Intercompany (payable) receivable	(85,221)	85,221	—	—	—
Deferred income taxes	—	58,817	75	—	58,892
Total current assets	(3,758)	456,284	25,411	(29)	477,908
Property, plant, and equipment, net	62	236,714	4,347	—	241,123
Goodwill	—	1,066,320	42,125	—	1,108,445
Intangibles, net	—	585,285	20,910	—	606,195
Deferred financing costs, net	58,679	—	—	—	58,679
Intercompany (payable) receivable	(58,679)	58,114	565	—	—
Other assets	—	10,425	2,191	(1,712)	10,904
Investment in subsidiaries	375,015	63,747	—	(438,762)	—
Total assets	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$8,300	$—	$8,300
Accounts payable	2,508	49,278	1,719	—	53,505
Accrued employee compensation	308	44,487	2,065	—	46,860
Commissions payable	—	14,173	2,521	—	16,694
Customer deposits	—	151,103	5,408	—	156,511
Current portion of long-term debt	19,950	—	—	—	19,950
Intercompany (receivable) payable	(9,707)	26,073	475	(16,841)	—
Other accrued liabilities	9,595	33,512	2,611	(11)	45,707
Total current liabilities	22,654	318,626	23,099	(16,852)	347,527
Long-term debt, less current maturities	1,500,050	—	—	—	1,500,050
Intercompany (receivable) payable	(1,500,050)	1,500,050	—	—	—
Deferred income taxes	—	250,066	8,703	—	258,769
Pension liabilities, net	—	27,489	—	—	27,489
Other noncurrent liabilities	—	5,643	—	—	5,643
Total liabilities	22,654	2,101,874	31,802	(16,852)	2,139,478
Stockholder’s equity	348,665	375,015	63,747	(423,651)	363,776
Total liabilities and stockholder’s equity	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Three months ended April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(23,687)	$(8,650)	$149	$24,099	$(8,089)
Other cash provided by operating activities	34,071	11,488	1,683	(24,099)	23,143
Net cash provided by operating activities	10,384	2,838	1,832	—	15,054
Purchases of property, plant, and equipment	(122)	(15,223)	—	—	(15,345)
Other investing activities, net	—	(846)	(16)	—	(862)
Net cash used in investing activities	(122)	(16,069)	(16)	—	(16,207)
Net short-term borrowings	—	—	800	—	800
Principal payments on long-term debt	(63,600)	—	—	—	(63,600)
Intercompany (receivable) payable	(11,294)	11,294	—	—	—
Other financing activities, net	(121)	—	—	—	(121)
Net cash (used in) provided by financing activities	(75,015)	11,294	800	—	(62,921)
Effect of exchange rate changes on cash and cash equivalents	—	—	40	—	40
(Decrease) increase in cash and cash equivalents	(64,753)	(1,937)	2,656	—	(64,034)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$16,180	$(4,178)	$6,233	$—	$18,235

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Three months ended April 3, 2004

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(27,457)	$(27,457)	$(126)	$27,440	$(27,600)
Other cash provided by (used in) operating activities	27,457	35,753	3,932	(27,440)	39,702
Net cash provided by operating activities	—	8,296	3,806	—	12,102
Purchases of property, plant, and equipment	—	(5,376)	(24)	—	(5,400)
Other investing activities, net	—	(36)	(14)	—	(50)
Net cash used in investing activities	—	(5,412)	(38)	—	(5,450)
Net short-term borrowings (repayments)	—	13,562	(3,840)	—	9,722
Principal payments on long-term debt	—	(500)	—	—	(500)
Redemption of senior subordinated notes	—	(5,800)	—	—	(5,800)
Other financing activities, net	—	(242)	—	—	(242)
Net cash provided by (used in) financing activities	—	7,020	(3,840)	—	3,180
Effect of exchange rate changes on cash and cash equivalents	—	—	13	—	13
Increase (decrease) in cash and cash equivalents	—	9,904	(59)	—	9,845
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$—	$47,004	$6,572	$—	$53,576

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which are materially the same as the financial condition and results of operations of Visant, and should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements.”  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  Forward-looking statements are based on our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “continue”, “believe”, or the negative thereof or other similar expressions, which are intended to identify forward-looking statements and information.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements are based on estimates and assumptions by our management that, although we believe are reasonable, are inherently uncertain and subject to a number of risks and uncertainties and you should not place undue reliance on them.

Such risks and uncertainties include, but are not limited to, the following: our substantial indebtedness; our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner; competition from other companies; the seasonality of our businesses; the loss of significant customers or customer relationships; fluctuations in raw material prices; our reliance on a limited number of suppliers; our reliance on numerous complex information systems; the reliance of our businesses on limited production facilities; the amount of capital expenditures required at our businesses; labor disturbances; environmental regulations; foreign currency fluctuations and foreign exchange rates; the outcome of litigation; control by our controlling stockholders; the dependency on the sale of school textbooks; the textbook adoption cycle and levels of government funding for education spending; Jostens’ reliance on independent sales representatives; and the failure of Arcade’s sampling systems to comply with U.S. postal regulations.  These factors could cause actual results to differ materially from historical results or those anticipated or predicted by the forward-looking information.

We caution that the foregoing list of important factors is not exclusive.  Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

GENERAL

We generate a significant portion of our net sales through the sale of specialty printing and marketing products to the North American education sector.  Our printing and marketing products include, among others, yearbooks, educational materials, diplomas, announcements, direct marketing materials and commercial printing.  We also manufacture and distribute non-print school-related affinity products and services, such as class rings, caps and gowns and school photography.  We sell our products and services to end customers through different sales channels including independent sales representatives and dedicated sales forces.  Our sales and results of operations are impacted by general economic conditions, seasonality, costs of raw materials, school population trends, product quality and service and price.

Our reportable segments consist of Jostens and the Print Group.  Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.

Jostens’ products include class rings and graduation products (together “scholastic products”), yearbooks and school photography.  Graduation products include diplomas, graduation regalia such as caps and gowns, accessories and fine paper announcements.

The Print Group includes the operations of Von Hoffmann, Lehigh Lithographers, Arcade and Lehigh Direct.  Effective immediately upon the close of the 2004 Transactions (as defined below), we initiated actions to operate and manage these operations as an integrated business specializing in the production of printed materials.  Von Hoffmann is a leading manufacturer of four-color case bound and soft-cover educational textbooks, standardized test materials and related components for major educational publishers in the United States.  Von Hoffmann also provides commercial printing services to non-educational customers, including business-to-business catalogers.  Lehigh Lithographers is a leading manufacturer of decorative textbook covers and book components in the instructional materials market.  Arcade is a leading global marketer and manufacturer of multi-sensory and interactive advertising sampling systems for the fragrance, cosmetics and personal care markets as well as other consumer product markets, including household products and the food and beverage industries.  Lehigh Direct provides a range of innovative printing products and services to the direct marketing sector.

2004 Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “2004 Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the 2004 Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the 2004 Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest.  Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  As a result of the 2004 Transactions, affiliates of DLJMBP III held equity interests representing approximately 41% of our voting interest and 45% of our economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 13, 2005 affiliates of KKR and DLJMBP III hold approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of Holdings’ economic interest.

In connection with the 2004 Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.  Also in connection with the 2004 Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including redemption value of certain remaining redeemable preferred stock.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Form 10-K for the fiscal year ended January 1, 2005 (“2004 Form 10-K”).

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005.  We have not yet determined the impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at a favorable rate of tax.  The U.S. Treasury Department has not completed its release of guidelines for applying the repatriation provisions of the AJC Act.  In December 2004, the FASB issued Staff Position (FSP) 109-2, which provides accounting and disclosure guidance for the repatriation provision.  Although we intend to repatriate earnings from our Canadian subsidiary in an amount that could range from $8 million to $13 million, we have not completed our analysis of the tax effect of such a distribution because we need additional guidance from the U.S. Treasury Department clarifying key elements of the AJC Act.  We anticipate that our analysis of the tax benefit of repatriation will be completed by the fourth quarter of 2005 and that the effect on the Company’s effective annual rate will be recorded at that time.

RESULTS OF OPERATIONS

Three Months Ended April 2, 2005 Compared to the Three Months Ended April 3, 2004

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 2, 2005 and April 3, 2004.  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Three months ended
In thousands	April 2, 2005	April 3, 2004	$ Change	% Change
Net sales	$309,120	$310,084	$(964)	(0.3)%
Cost of products sold	189,514	192,322	(2,808)	(1.5)%
Gross profit	119,606	117,762	1,844	1.6%
% of net sales	38.7%	38.0%

Selling and administrative expenses	103,177	107,273	(4,096)	(3.8)%
% of net sales	33.4%	34.6%

Transaction costs	884	—	884	NM
Special charges	2,952	690	2,262	NM
Operating income	12,593	9,799	2,794	28.5%
% of net sales	4.1%	3.2%

Loss on redemption of debt	—	420	(420)	NM
Interest expense, net	30,568	42,537	(11,969)	(28.1)%
Loss before income taxes	(17,975)	(33,158)	15,183
Benefit from income taxes	(7,446)	(5,612)	(1,834)	32.7%
Net loss	$(10,529)	$(27,546)	$17,017	(61.8)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 2, 2005 and April 3, 2004.  For additional financial information about our operating segments, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended
In thousands	April 2, 2005	April 3, 2004	$ Change	% Change
Net sales
Jostens	$139,738	$143,085	$(3,347)	(2.3)%
Print Group	169,382	166,999	2,383	1.4%
	$309,120	$310,084	$(964)	(0.3)%
Operating income (loss)
Jostens	$(9,930)	$(5,956)	$(3,974)	66.7%
Print Group	22,523	15,755	6,768	43.0%
	$12,593	$9,799	$2,794	28.5%

Net Sales

Consolidated net sales decreased $1.0 million, or 0.3%, to $309.1 million for the three months ended April 2, 2005 from $310.1 million for the same prior year period.

Jostens’ net sales decreased $3.3 million, or 2.3%, to $139.7 million for the current period compared to $143.1 million for the same prior year period.  The decrease in Jostens’ net sales was primarily attributable to lower volume associated with the timing of deliveries of graduation announcements and diplomas from the first quarter to the second quarter relative to last year.  A significant portion of annual sales related to graduation products typically occurs over the first half of our fiscal year, however, it is common for us to experience delivery shifts between the first and second quarters.  Part of the timing difference this year, however, was due to manufacturing inefficiencies that occurred in connection with the relocation of Jostens’ diploma production operations.  Jostens is committed to minimizing the impact to our customers and, as a result, we anticipate that Jostens will incur additional costs this season to assure customer satisfaction and to address diploma manufacturing issues.  This volume decline was partially offset by general price increases across the product lines and growth in graduation regalia accounts.

Print Group net sales increased $2.4 million, or 1.4%, to $169.4 million for the current period compared to $167.0 million for the same prior year period.  The increase in Print Group net sales was the result of growth in sampling and direct marketing production as well as increased volume in educational printing partially offset by a reduction in paper sales to customers.

Gross Profit

Gross profit increased $1.8 million, or 1.6%, to $119.6 million for the three months ended April 2, 2005 from $117.8 million for the same prior year period.  As a percentage of net sales, gross profit margin increased 70 basis points to 38.7% for the current three-month period from 38.0% for the same period last year.

Gross profit margin in the current period was impacted by a favorable mix of sales within the Print Group as a result of increased volume from higher margin markets and decreased volume from lower margin paper sales.  Partially offsetting this increase, gross profit margin was negatively impacted by an unfavorable mix of sales within Jostens as a result of the volume shift between first quarter and second quarter for higher margin graduation products as well as increased costs for precious metals compared to last year and manufacturing inefficiencies related to Jostens’ diploma production operations discussed above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.1 million, or 3.8%, to $103.2 million for the three months ended April 2, 2005 from $107.3 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 1.2 percentage points to 33.4% for the current three-month period from 34.6% for the same period last year.  The $4.1 million decrease was primarily due to lower commission expense related to the timing of Jostens sales and the impact of cost reduction initiatives.

Special Charges

During the first quarter of 2005, we recorded $3.0 million of special charges, including $2.2 million related to severance payments and related benefits associated with the reduction in headcount of 25 Jostens employees.  We also recorded severance of $0.4 million related to Print Group personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.

Operating Income

Consolidated operating income increased $2.8 million, or 28.5%, to $12.6 million for the three months ended April 2, 2005 from $9.8 million for the same prior year period.  As a percentage of net sales, operating income increased 90 basis points to 4.1% for the current three-month period from 3.2% for the same period last year.

Jostens incurred an operating loss in both periods, which increased $4.0 million, or 66.7%, to $9.9 million for the current three-month period compared to $6.0 million for the same period last year.  The increase in Jostens’ operating loss was the result of a volume shift between first quarter and second quarter for higher margin graduation products relative to last year, the unfavorable effect of manufacturing inefficiencies related to its diploma production operations and a $2.2 million increase in restructuring charges related to this segment

Print Group operating income increased $6.8 million, or 43.0%, to $22.5 million for the three months ended April 2, 2005 from $15.8 million for the same prior year period primarily as a result of increased sales and favorable product mix.

Net Interest Expense

Net interest expense is comprised of the following:

	Three months ended
In thousands	April 2, 2005	April 3, 2004	$ Change	% Change
Visant:
Interest expense	$22,857	$25,358	$(2,501)	(9.9)%
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	11,922	(11,922)	NM
Amortization of debt discount, premium and deferred financing costs	3,951	1,412	2,539	179.8%
Interest income	(575)	(89)	(486)	NM
	26,233	38,603	(12,370)	(32.0)%
Holdings:
Interest expense	—	167	(167)	NM
Amortization of debt discount, premium and deferred financing costs	4,354	3,775	579	15.3%
Interest income	(19)	(8)	(11)	NM
	4,335	3,934	401	10.2%
	$30,568	$42,537	$(11,969)	(28.1)%

NM = Not meaningful

Net interest expense decreased $12.0 million, or 28.1%, to $30.6 million for the three months ended April 2, 2005 as compared to $42.5 million for the same prior year period.  The decrease was the result of our new debt structure at lower interest rates upon the consummation of the 2004 Transactions.

Benefit from Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax benefit based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the three months ended April 2, 2005, we provided an income tax benefit at a consolidated effective rate of 41.4% and 40.5% for Holdings and Visant, respectively.  The annual effective tax rate does not include any anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004.  Our preliminary evaluation indicates that the benefit of the repatriation would result in an effective tax rate for the year between 39% and 40%.

For the comparable three-month period ended April 3, 2004, the effective rate of income tax benefit for Holdings and Visant was 16.9% and 5.3%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.  The combined effective annual tax rates are less than the Federal statutory tax rate primarily due to the unfavorable effect of non-deductible interest expense.

Net Loss

As a result of the aforementioned items, net loss decreased $17.0 million, or 61.8%, to $10.5 million for the three months ended April 2, 2005 from $27.5 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2005 and 2004 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	April 2, 2005	April 3, 2004
Net cash provided by operating activities	$16,084	$11,581
Net cash used in investing activities	(16,207)	(10,350)
Net cash (used in) provided by financing activities	(56,988)	7,180
Effect of exchange rate change on cash	40	13
Net change in cash and cash equivalents	$(57,071)	$8,424

Operating activities generated cash of $16.1 million during the three months ended April 2, 2005 million compared with $11.6 million for the same prior year period.  Of the $4.5 million increase in operating cash flow, approximately $1.7 million was attributable to increased cash generated from the reduction of working capital.  The cash provided by operating activities was used to fund $15.3 million in capital expenditures.  Also during the quarter ended April 2, 2005, Visant voluntarily prepaid $63.6 million of scheduled payments under the term loan facilities including all principal payments due in 2005 through 2007.

As of April 2, 2005, we had cash and cash equivalents of $27.9 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $225.1 million available under Visant’s revolving credit facility as of April 2, 2005.  We use cash primarily for debt service obligations, capital expenditures and to fund working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next twelve months.  Our assumptions with respect to future costs may not be correct, and funds available to us may not be sufficient to enable us to service our indebtedness, including the notes, or cover any shortfall in funding for any unanticipated expenses.  In addition, to the extent we make future acquisitions, we may require new sources of funding including additional debt or equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended April 2, 2005.  For additional information, refer to Item 7A of our 2004 Form 10-K.

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

During the Company’s fiscal quarter ended April 2, 2005, there were no significant changes in the Company’s internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

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

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure.  The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years.  Additionally, Customs may impose interest on the loss of revenue.  No formal notice of, or demand for, any alleged loss of revenue has yet been issued by Customs.  A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs.  However, Customs allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004.  Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability.  However, we cannot assure you that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on our business, financial condition and results of operations.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act.  For the quarter ended April 2, 2005, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except that on March 17, 2005 (a) Holdings sold 61,733 shares of its Class A Voting Stock (the “Class A Common Stock”) to certain members of senior management and an entity affiliated with Capstone Consulting (which provides Visant and its subsidiaries with professional consulting services) for an aggregate purchase price of approximately $5.9 million (or $96.10401 per share) and (b) Holdings issued to our non-management directors, certain members of management and an entity affilitated with Capstone Consulting an aggregate of 185,481 options to purchase Class A Common Stock with an exercise price of $96.10401 per share in each case in an offering and sale made under Regulation D of the Securities Act of 1933, as amended.  On March 30, 2005, we completed an offer to exchange $500 million in aggregate principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due 2012, that had been sold in a private placement under Rule 144A and Regulation S under the Securities Act to a limited number of qualified institutional buyers, for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent on January 6, 2005, the stockholders approved the Amended and Restated Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries.

By Action of Stockholders Taken by Written Consent on February 5, 2005, the stockholders approved the amendment changing the name of Jostens Holding Corp. to Visant Holding Corp.

By Action of Stockholders Taken by Written Consent on March 15, 2005, the stockholders approved the Second Amended and Restated Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)                                  Exhibits

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date:	May 17, 2005	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date:	May 17, 2005	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)