Form 10-Q
period 2005-10-01
VISANT HOLDING CORP
filed 2005-11-15
CIK 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 11, 2005, there were 5,973,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

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

Visant Holding Corp. and subsidiaries:

Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2005 and October 2, 2004

Condensed Consolidated Balance Sheets as of October 1, 2005, October 2, 2004 and January 1, 2005

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and October 2, 2004

Visant Corporation and subsidiaries:

Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2005 and October 2, 2004

Condensed Consolidated Balance Sheets as of October 1, 2005, October 2, 2004 and January 1, 2005

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and October 2, 2004

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

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Net sales	$288,067	$284,517	$1,159,706	$1,142,312
Cost of products sold	192,870	204,310	685,586	721,117
Gross profit	95,197	80,207	474,120	421,195
Selling and administrative expenses	85,266	86,702	323,411	328,651
(Gain) loss on disposal of fixed assets	(3,725)	30	(3,478)	(14)
Transaction costs	—	14	1,324	14
Special charges	2,610	4,687	7,417	5,807
Operating income (loss)	11,046	(11,226)	145,446	86,737
Loss on redemption of debt	—	—	—	420
Interest expense, net	31,896	44,179	92,923	129,908
(Loss) income before income taxes	(20,850)	(55,405)	52,523	(43,591)
(Benefit from) provision for income taxes	(9,472)	(10,683)	20,904	(2,987)
Net (loss) income	$(11,378)	$(44,722)	$31,619	$(40,604)

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	October 2,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$14,967	$33,942	$84,964
Accounts receivable, net	175,803	161,793	158,243
Inventories, net	120,288	113,756	129,450
Salespersons overdrafts, net of allowance of $13,906, $10,579 and $12,722, respectively	41,113	37,205	35,415
Prepaid expenses and other current assets	8,301	13,245	13,639
Deferred income taxes	32,021	16,309	58,892
Total current assets	392,493	376,250	480,603
Property, plant and equipment	539,288	508,153	521,284
Less accumulated depreciation	(308,574)	(262,599)	(280,161)
Property, plant and equipment, net	230,714	245,554	241,123
Goodwill	1,108,386	1,119,404	1,108,445
Intangibles, net	572,760	621,672	606,195
Deferred financing costs, net	53,850	37,413	64,127
Other assets	11,118	10,978	10,904
Total assets	$2,369,321	$2,411,271	$2,511,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdrafts	$5,136	$3,912	$—
Short-term borrowings	49,935	109,643	8,300
Accounts payable	48,173	47,202	53,505
Accrued employee compensation and related taxes	40,896	40,244	46,860
Commissions payable	9,793	8,575	16,694
Customer deposits	45,191	44,280	156,511
Current portion of long-term debt	—	150	19,950
Other accrued liabilities	56,747	81,703	44,486
Total current liabilities	255,871	335,709	346,306

Long-term debt - less current maturities	1,596,707	1,406,243	1,667,231
Redeemable preferred stock	—	264,170	—
Deferred income taxes	232,944	238,690	252,414
Pension liabilities, net	26,276	27,381	27,489
Other noncurrent liabilities	7,924	5,657	5,643
Total liabilities	2,119,722	2,277,850	2,299,083

Commitments and contingencies

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,971,577 shares at October 1, 2005; 504,584 shares at October 2, 2004 and 5,909,844 shares at January 1, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at October 1, 2005 and January 1, 2005; 2,724,759 shares at October 2, 2004
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at October 1, 2005 and January 1, 2005; none at October 2, 2004	60	32	59
Additional paid-in-capital	524,436	380,377	518,413
Accumulated deficit	(275,998)	(247,524)	(307,617)
Accumulated other comprehensive income	1,101	1,102	1,459
Officer notes receivable	—	(566)	—
Total stockholders’ equity	249,599	133,421	212,314
Total liabilities and stockholders’ equity	$2,369,321	$2,411,271	$2,511,397

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004
Net income (loss)	$31,619	$(40,604)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,351	49,043
Amortization of intangible assets	35,222	78,623
Amortization of debt discount, premium and deferred financing costs	23,651	17,152
Other amortization	581	636
Accrued interest on redeemable preferred stock	—	37,819
Deferred income taxes	7,401	(38,438)
Loss on redemption of debt	—	420
Gain on sale of assets	(3,478)	(14)
Other	79	47
Changes in assets and liabilities:
Accounts receivable	(17,672)	(19,991)
Inventories	11,342	953
Accounts payable and accrued expenses	(5,175)	1,714
Customer deposits	(113,437)	(108,171)
Other	(719)	8,202
Net cash provided by (used in) operating activities	10,765	(12,609)
Purchases of property, plant and equipment	(37,023)	(28,634)
Proceeds from the sale of assets	9,566	6,147
Other investing activities, net	(1,808)	(141)
Net cash used in investing activities	(29,265)	(22,628)
Net book overdrafts	5,136	3,912
Net short-term borrowings	41,199	66,807
Principal payments on long-term debt	(103,500)	(48,366)
Redemption of senior subordinated notes	—	(5,800)
Proceeds from issuance of long-term debt	—	4,000
Proceeds from issuance of common stock	5,933	—
Other	(326)	(496)
Net cash (used in) provided by financing activities	(51,558)	20,057
Effect of exchange rate changes on cash and cash equivalents	61	10
Decrease in cash and cash equivalents	(69,997)	(15,170)
Cash and cash equivalents, beginning of period	84,964	49,112
Cash and cash equivalents, end of period	$14,967	$33,942

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Net sales	$288,067	$284,517	$1,159,706	$1,142,312
Cost of products sold	192,870	204,310	685,586	721,117
Gross profit	95,197	80,207	474,120	421,195
Selling and administrative expenses	85,179	86,709	323,264	328,549
(Gain) loss on disposal of fixed assets	(3,725)	30	(3,478)	(14)
Transaction costs	—	14	1,324	14
Special charges	2,610	4,687	7,417	5,807
Operating income (loss)	11,133	(11,233)	145,593	86,839
Loss on redemption of debt	—	—	—	420
Interest expense, net	27,321	40,011	79,620	117,770
(Loss) income before income taxes	(16,188)	(51,244)	65,973	(31,351)
(Benefit from) provision for income taxes	(7,546)	(2,911)	25,729	3,319
Net (loss) income	$(8,642)	$(48,333)	$40,244	$(34,670)

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	October 2,	January 1,
In thousands, except share amounts	2005	2004	2005
ASSETS
Cash and cash equivalents	$14,273	$30,665	$82,269
Accounts receivable, net	175,803	161,793	158,243
Inventories, net	120,288	113,756	129,450
Salespersons overdrafts, net of allowance of $13,06, $10,579 and $12,722, respectively	41,113	37,205	35,415
Prepaid expenses and other current assets	8,301	13,245	13,639
Deferred income taxes	31,800	16,309	58,892
Total current assets	391,578	372,973	477,908
Property, plant and equipment	539,288	503,237	521,284
Less accumulated depreciation	(308,574)	(262,455)	(280,161)
Property, plant and equipment, net	230,714	240,782	241,123
Goodwill	1,108,386	1,119,404	1,108,445
Intangibles, net	572,760	621,672	606,195
Deferred financing costs, net	48,761	31,861	58,679
Other assets	11,118	10,978	10,904
Total assets	$2,363,317	$2,397,670	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$5,136	$3,912	$—
Short-term borrowings	49,935	109,643	8,300
Accounts payable	48,172	47,617	53,505
Accrued employee compensation and related taxes	40,896	40,244	46,860
Commissions payable	9,793	8,575	16,694
Customer deposits	45,191	44,280	156,511
Current portion of long-term debt	—	150	19,950
Other accrued liabilities	56,710	83,651	45,707
Total current liabilities	255,833	338,072	347,527

Long-term debt - less current maturities	1,416,500	1,239,285	1,500,050
Redeemable preferred stock	—	264,170	—
Deferred income taxes	244,110	243,526	258,769
Pension liabilities, net	26,276	27,381	27,489
Other noncurrent liabilities	7,924	5,657	5,643
Total liabilities	1,950,643	2,118,091	2,139,478

Commitments and contingencies

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares	—	—	—
Additional paid-in-capital	667,838	519,815	658,826
Accumulated deficit	(256,265)	(240,772)	(296,509)
Accumulated other comprehensive income	1,101	1,102	1,459
Officer notes receivable	—	(566)	—
Total stockholder’s equity	412,674	279,579	363,776
Total liabilities and stockholder’s equity	$2,363,317	$2,397,670	$2,503,254

See accompanying Notes to the Condensed Consolidated Financial Statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004
Net income (loss)	$40,244	$(34,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,351	48,899
Amortization of intangible assets	35,222	78,623
Amortization of debt discount, premium and deferred financing costs	10,266	5,066
Other amortization	581	636
Accrued interest on redeemable preferred stock	—	37,819
Deferred income taxes	12,433	(34,077)
Loss on redemption of debt	—	420
Gain on sale of assets	(3,478)	(14)
Other	—	47
Changes in assets and liabilities:
Accounts receivable	(17,672)	(19,991)
Inventories	11,342	953
Accounts payable and accrued expenses	(5,175)	2,603
Customer deposits	(113,437)	(108,171)
Other	(1,978)	10,145
Net cash provided by (used in) operating activities	9,699	(11,712)
Purchases of property, plant and equipment	(37,023)	(23,718)
Proceeds from the sale of assets	9,566	6,147
Other investing activities, net	(1,808)	(141)
Net cash used in investing activities	(29,265)	(17,712)
Net book overdrafts	5,136	3,912
Net short-term borrowings	41,199	66,807
Principal payments on long-term debt	(103,500)	(48,250)
Redemption of senior subordinated notes	—	(5,800)
Contribution from Visant Holding Corp.	9,000	—
Other	(326)	(321)
Net cash (used in) provided by financing activities	(48,491)	16,348
Effect of exchange rate changes on cash and cash equivalents	61	10
Decrease in cash and cash equivalents	(67,996)	(13,066)
Cash and cash equivalents, beginning of period	82,269	43,731
Cash and cash equivalents, end of period	$14,273	$30,665

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

As a result of the Transactions as discussed in Note 2, the condensed consolidated financial statements include the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), entities under common control since July 30, 2003.

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

Revenue Recognition

The SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues.  In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable.  Revenue is recognized when (i) products are shipped (if shipped FOB shipping point), (ii) products are delivered (if shipped FOB destination) or (iii) as services are performed as determined by contractual agreement,  but in all cases only when risk of loss has transferred to the customer and when we have no further performance obligations.

Cost of Products Sold

Cost of products sold primarily include the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and freight costs.

Selling and Administrative Expenses

Selling and administrative expenses primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

Holdings expenses advertising costs as incurred.  Selling and administrative expenses include advertising expense of $2.6 million for the quarter ended October 1, 2005 and $1.8 million for the prior year comparable quarter.  Advertising expense totaled $5.1 million for the nine months ended October 1, 2005 and $5.7 million for the same period last year.

Stock-Based Compensation

Holdings applies the intrinsic method prescribed by Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, since all options are granted at or above fair value, no compensation cost is typically reflected in net income (loss) for these plans.  Our pro forma net income (loss) incorporating the amortization of the stock-based compensation expense determined under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, would not have been materially different from the reported net income (loss) in the statements of operations for the periods presented.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted under SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005 and is not expected to have a significant impact on our financial statements.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the United States at a favorable rate of tax.  In December 2004, the FASB issued Staff Position (“FSP”) 109-2, which provides accounting and disclosure guidance for the repatriation provision.

Holdings intends to repatriate earnings from our foreign subsidiaries in an amount that could range from $10 million to $13 million.  We estimate that the benefit of the repatriation dividend will be in a range from $1.8 million to $2.0 million.

2.              The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest,   affiliates of DLJMBP III held equity interests representing approximately 41% of Holdings’ voting interest and 45% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  After giving effect to the issuance of equity to additional members of management, as of October 1, 2005 affiliates of KKR and DLJMBP III held approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of  Holdings’ economic interest.  As of such date the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interests of Holdings, and members of management held 1.5% of the voting interest and 1.7% of the economic interests of Holdings.

In connection with the Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7⅝% senior subordinated notes.   Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including the redemption value of certain remaining redeemable preferred stock.

3.              Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Net (loss) income	$(11,378)	$(44,722)	$31,619	$(40,604)
Change in cumulative translation adjustment	162	(90)	(358)	196
Comprehensive (loss) income	$(11,216)	$(44,812)	$31,261	$(40,408)

The following amounts were included in determining comprehensive income for Visant:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Net (loss) income	$(8,642)	$(48,333)	$40,244	$(34,670)
Change in cumulative translation adjustment	162	(90)	(358)	196
Comprehensive (loss) income	$(8,480)	$(48,423)	$39,886	$(34,474)

4.              Accounts Receivable and Inventories

Accounts receivable, net were comprised of the following:

	October 1,	October 2,	January 1,
In thousands	2005	2004	2005
Trade receivables	$184,773	$170,467	$167,663
Allowance for doubtful accounts	(4,110)	(3,786)	(3,621)
Allowance for sales returns	(4,860)	(4,888)	(5,799)
Accounts receivable, net	$175,803	$161,793	$158,243

Net inventories were comprised of the following:

	October 1,	October 2,	January 1,
In thousands	2005	2004	2005
Raw materials and supplies	$56,255	$54,585	$44,989
Work-in-process	38,620	34,431	47,695
Finished goods	27,585	25,974	38,938
	122,460	114,990	131,622
LIFO reserve	(2,172)	(1,234)	(2,172)
Inventories, net	$120,288	$113,756	$129,450

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we currently have the ability to obtain up to $30 million in consigned inventory.  We expensed consignment fees related to this facility of $0.1 million for the three months ended October 1, 2005 and the comparable prior year quarter.  For the nine months ended October 1, 2005 and the comparable prior year period consignment fees were $0.4 million.  As required by the terms of our gold consignment agreement, we do not take title to consigned inventory until we pay for it.  Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements.  The value of consigned inventory as of October 1, 2005 and October 2, 2004 was $20.0 million and $16.9 million, respectively.  The gold consignment agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice.

5.              Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004
Balance at beginning of year	$1,108,445	$1,138,664
Goodwill acquired during the period	23	32
Purchase price adjustments	(113)	(19,322)
Currency translation	31	30
Balance at end of period	$1,108,386	$1,119,404

As of October 1, 2005, $717.3 million and $391.1 million of goodwill has been allocated to Jostens and the Print Group, respectively.

During the first nine months of 2004, purchase price adjustments primarily related to a reduction in the fair value of Jostens’ redeemable preferred stock.

Information regarding our other intangible assets, net as of the dates indicated is as follows:

		October 1, 2005			October 2, 2004
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(72,069)	$257,931	$330,000	$(39,195)	$290,805
Order backlog	1.5 years	48,700	(48,700)	—	49,394	(45,604)	3,790
Internally developed software	2 to 5 years	12,200	(7,386)	4,814	12,200	(4,051)	8,149
Patented/unpatented technology	3 years	19,696	(11,090)	8,606	19,618	(6,642)	12,976
Customer relationships	4 to 40 years	37,205	(9,976)	27,229	35,455	(7,184)	28,271
Other	3 years	16,619	(7,019)	9,600	16,619	(3,518)	13,101
		464,420	(156,240)	308,180	463,286	(106,194)	357,092
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580
		$729,000	$(156,240)	$572,760	$727,866	$(106,194)	$621,672

Amortization expense related to other intangible assets was $11.7 million and $21.9 million for the three months ended October 1, 2005 and October 2, 2004, respectively.  For the nine months ended October 1, 2005 and October 2, 2004, amortization expense related to other intangible assets was $35.2 and $78.6 million, respectively.

Based on intangible assets in service as of October 1, 2005, estimated amortization expense for the remainder of 2005 and each of the five succeeding fiscal years is $11.7 million, $44.6 million, $40.8 million, $38.9 million, $34.9 million and $34.7 million, respectively.

6.              Special Charges

During the third quarter of 2005, we recorded $2.6 million of special charges relating to severance payments and related benefits associated with on-going initiatives at Jostens and the Print Group.  Jostens recorded $1.6 million of special charges relating to a headcount reduction of 32 employees while the Print Group recorded $1.0 million of special charges related to severance costs reducing headcount by 61 employees.

For the nine months ended October 1, 2005, we incurred $7.4 million of special charges, including $5.4 million related to severance costs and related benefits associated with the reduction in headcount of 76 Jostens employees.  The Print Group recorded severance costs of $1.7 million related to a reduction in personnel of 66 employees, as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  As of October 1, 2005, we have paid $4.5 million related to initiatives begun in 2005 (“2005 initiatives”), which have affected 142 employees.

Restructuring accruals of $5.1 million as of October 1, 2005 and $8.1 million as of January 1, 2005 are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of January 1, 2005 include amounts provided for severance related to reductions in corporate and administrative employees from both Jostens and the Print Group, as well as the consolidation of our Print Group’s one- and two-color print operations.

On a cumulative basis through October 1, 2005, we incurred $13.4 million of employee severance costs related to initiatives begun in 2004 (“2004 initiatives”), which affected 310 employees.  To date, we have paid $11.0 million in cash related to these initiatives.

Changes in the restructuring accruals during the nine months of 2005 were as follows:

	2004 Initiatives		2005 Initiatives		Total
		No. of		No. of		No. of
		employees		employees		employees
In thousands	Amount	affected	Amount	affected	Amount	affected
Balance at January 1, 2005	$8,121	162	$—	—	$8,121	162
Restructuring charges	—	—	7,184	142	7,184	142
Severance paid	(5,680)	(162)	(4,530)	(140)	(10,210)	(302)
Balance at October 1, 2005	$2,441	—	$2,654	2	$5,095	2

We expect the majority of the remaining severance related to the 2004 and 2005 Initiatives to be paid during 2005 and the first quarter of 2006.

7.              Long-Term Debt

Long-term debt consists of the following:

	October 1,	October 2,	January 1,
In thousands	2005	2004	2005
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 6.44 percent at October 1, 2005 and 4.90 percent at January 1, 2005 with semi-annual principal and interest payments through October 2010	$90,000	$—	$150,000
Term Loan C, variable rate, 5.94 percent at October 1, 2005 and 4.65 percent at January 1, 2005 with semi-annual principal and interest payments through October 2011	826,500	—	870,000
Senior subordinated notes, 7.625 percent fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	—	500,000
Term loan - Jostens, variable rate, 6.25 percent at October 2, 2004, paid in full October 2004		412,705	—
Senior subordinated notes - Jostens, 12.75 percent fixed rate, including premium of $20,217 at October 2, 2004, paid in full October 2004	—	224,202	—
Senior notes - Von Hoffmann, 10.25 percent fixed rate, including premium of $2,353 at October 2, 2004, paid in full October 2004	—	277,353	—
Senior subordinated notes - Von Hoffmann, 10.375 percent fixed rate, paid in full October 2004	—	100,000	—
Subordinated exchange debentures - Von Hoffmann, 13.5 percent fixed rate, paid in full October 2004	—	45,758	—
Senior notes - Arcade, 10.5 percent fixed rate, paid in full October 2004	—	103,510	—
Amended and restated notes - Arcade, 16.0 percent fixed rate, net of discount of $478 at October 2, 2004, paid in full October 2004	—	75,907	—
	1,416,500	1,239,435	1,520,000
Less current portion	—	150	19,950
	1,416,500	1,239,285	1,500,050

Holdings:
Senior discount notes, 10.25 percent fixed rate, net of discount of $66,993 at October 1, 2005, $84,126 at October 2, 2004 and $80,019 at January 1, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	180,207	163,074	167,181
Promissory note, variable rate, 4.19 percent at October 2, 2004, paid in full December 2004	—	3,884	—
	$1,596,707	$1,406,243	$1,667,231

During the nine months ended October 1, 2005, Visant voluntarily prepaid $103.5 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loans A and C in 2005 through most of 2009.  As of October 1, 2005, there was $49.9 million outstanding in the form of short-term borrowings, including $11.0 million at our Canadian subsidiary, at a weighted average interest rate of 6.6%, and an additional $15.8 million outstanding in the form of letters of credit, leaving $184.3 million available under the $250 million revolving credit facility.

In conjunction with the Transactions as described in Note 2, we repaid the existing indebtedness of Jostens, Von Hoffmann and Arcade in full.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the direct parent of Visant, and by Visant’s material current and future domestic subsidiaries.  The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., Visant, Visant’s material current and future domestic subsidiaries and Visant’s other current and future Canadian subsidiaries.  Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

The indenture governing the Visant notes restricts Visant and its restricted subsidiaries from paying dividends or making any other distributions on account of Visant’s or any restricted subsidiary’s equity interests (including any dividend or distribution payable in connection with any merger or consolidation) other than (1) dividends or distributions by Visant payable in equity interests of Visant or in options, warrants or other rights to purchase equity interests or (2) dividends or distributions by a restricted subsidiary, subject to certain conditions.

The indenture governing the Holdings’ notes restricts Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings).

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp., and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2005 and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other material debt obligations would cause a default under or acceleration of the senior secured credit facilities and the Visant senior subordinated notes.

Any failure to comply with the covenants under the senior secured credit facilities would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of October 1, 2005, we were in compliance with all covenants under our material debt obligations.

8.              Redeemable Preferred Stock

In conjunction with the Transactions as described in Note 2, all outstanding shares of redeemable preferred stock of Jostens and Arcade, together with accrued dividends, were redeemed in full.

9.              Derivative Financial Instruments and Hedging Activities

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  At October 1, 2005, there were no contracts outstanding.

10.  Commitments

We are subject to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Our purchase commitment at October 1, 2005 was $4.2 million with delivery dates occurring throughout 2005.  These forward purchase contracts are considered normal purchases and therefore subject to a scope exclusion of the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The fair market value of our open precious metal forward contracts as of October 1, 2005 was $4.7 million and was calculated by valuing each contract at quoted futures prices.

11.       Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the nine months ended October 1, 2005, we provided an income tax provision at a consolidated effective rate of 39.8% and 39.0% for Holdings and Visant, respectively.  The annual effective tax rate includes an anticipated benefit attributable to the dividend repatriation provisions under the American Jobs Creation Act of 2004 as discussed in Note 1.  The annual consolidated effective tax rates decreased by 1.6% and 1.5% for Holdings and Visant, respectively, due to the anticipated benefits from the repatriation dividends, less adjustments to the Company’s tax reserves.

For the comparable nine-month period ended October 2, 2004, the effective income tax rate for Holdings and Visant was 6.9% and (10.6)%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the 2004 Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the 2004 Transactions had occurred at the beginning of the 2004 fiscal period.

12.       Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Service cost	$1,825	$1,824	$10	$10
Interest cost	3,711	3,540	78	87
Expected return on plan assets	(5,314)	(4,914)	—	—
Administrative expenses	179	96	—	—
Amortization of prior year service cost	13	12	—	—
Net periodic benefit expense	$414	$558	$88	$97

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2005	2004	2005	2004
Service cost	$5,475	$5,473	$30	$31
Interest cost	11,132	10,620	233	261
Expected return on plan assets	(15,941)	(14,741)	—	—
Administrative expenses	537	286	—	—
Amortization of prior year service cost	40	36	—	—
Net periodic benefit expense	$1,243	$1,674	$263	$292

For the nine months ended October 1, 2005, we made contributions totaling $2.3 million to the pension plans and $0.5 million to the postretirement welfare plans.  This is consistent with our projected contributions for 2005 of $2.7 million to the pension plans and $0.7 million to the postretirement benefit plans as disclosed in our 2004 Form 10-K.

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

The following tables present information of Holdings by business segment.

	Three months ended October 1, 2005
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$113,939	$174,128	$—	$288,067
Inter-segment net sales	—	822	(822)	—
Operating income	(13,934)	24,980	—	11,046
Depreciation and amortization	14,704	7,927	—	22,631

	Three months ended October 2, 2004
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$105,296	$179,221	$—	$284,517
Operating income	(32,385)	21,159	—	(11,226)
Depreciation and amortization	26,086	15,020	—	41,106

	Nine months ended October 1, 2005
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$650,489	$509,217	$—	$1,159,706
Inter-segment net sales	—	2,080	(2,080)	—
Operating income	75,974	69,472	—	145,446
Depreciation and amortization	52,210	24,944	—	77,154

	Nine months ended October 2, 2004
		Print	Intersegment	Consolidated
In thousands	Jostens	Group	Eliminations	Totals
Net sales to external customers	$624,567	$517,745	$—	$1,142,312
Operating income	24,477	62,260	—	86,737
Depreciation and amortization	95,770	32,532	—	128,302

14.       Condensed Consolidating Guarantor Information

As discussed in Note 7, Visant’s obligations under the senior secured credit facilities and the 7 5/8% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 1, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$280,476	$16,759	$(9,168)	$288,067
Cost of products sold	(5,804)	197,859	9,812	(8,997)	192,870
Gross profit	5,804	82,617	6,947	(171)	95,197
Selling and administrative expenses	(162)	78,800	6,541	—	85,179
Gain on disposal of fixed assets	—	(3,725)	—	—	(3,725)
Transaction costs	—	—	—	—	—
Special charges	—	2,610	—	—	2,610
Operating income	5,966	4,932	406	(171)	11,133
Net interest expense	24,070	27,978	203	(24,930)	27,321
Equity (earnings) loss in subsidiary, net of tax	12,878	(66)	—	(12,812)	—
Income (loss) before income taxes	(30,982)	(22,980)	203	37,571	(16,188)
Provision for (benefit from) income taxes	2,473	(10,102)	137	(54)	(7,546)
Net (loss) income	$(33,455)	$(12,878)	$66	$37,625	$(8,642)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 1, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,125,792	$51,598	$(17,684)	$1,159,706
Cost of products sold	(10,987)	688,278	25,810	(17,515)	685,586
Gross profit	10,987	437,514	25,788	(169)	474,120
Selling and administrative expenses	(325)	302,135	21,454	—	323,264
Gain on disposal of fixed assets	—	(3,478)	—	—	(3,478)
Transaction costs	539	785	—	—	1,324
Special charges	—	7,159	258	—	7,417
Operating income	10,773	130,913	4,076	(169)	145,593
Net interest expense	70,295	80,786	583	(72,044)	79,620
Equity (earnings) loss in subsidiary, net of tax	(30,767)	(2,243)	—	33,010	—
Income (loss) before income taxes	(28,755)	52,370	3,493	38,865	65,973
Provision for (benefit from) income taxes	2,934	21,603	1,250	(58)	25,729
Net (loss) income	$(31,689)	$30,767	$2,243	$38,923	$40,244

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 2, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$275,677	$13,174	$(4,334)	$284,517
Cost of products sold	—	201,014	7,526	(4,230)	204,310
Gross profit	—	74,663	5,648	(104)	80,207
Selling and administrative expenses	168	80,478	6,063	—	86,709
Loss on disposal of fixed assets	—	30	—	—	30
Special charges	—	4,701	—	—	4,701
Operating income	(168)	(10,546)	(415)	(104)	(11,233)
Net interest expense	—	39,742	269	—	40,011
Equity (earnings) loss in subsidiary, net of tax	48,161	757	—	(48,918)	—
Income (loss) before income taxes	(48,329)	(51,045)	(684)	48,814	(51,244)
Provision for (benefit from) income taxes	(62)	(2,884)	73	(38)	(2,911)
Net (loss)	$(48,267)	$(48,161)	$(757)	$48,852	$(48,333)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 2, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,106,310	$48,616	$(12,614)	$1,142,312
Cost of products sold	—	707,296	26,329	(12,508)	721,117
Gross profit	—	399,014	22,287	(106)	421,195
Selling and administrative expenses	168	307,724	20,657	—	328,549
Gain on disposal of fixed assets	—	(14)	—	—	(14)
Special charges	—	5,821	—	—	5,821
Operating income (loss)	(168)	85,483	1,630	(106)	86,839
Loss on redemption of debt	—	420	—	—	420
Net interest expense	—	117,015	755	—	117,770
Equity (earnings) loss in subsidiary, net of tax	34,500	(329)	—	(34,171)	—
Income (loss) before income taxes	(34,668)	(31,623)	875	34,065	(31,351)
Provision for (benefit from) income taxes	(62)	2,877	546	(42)	3,319
Net (loss) income	$(34,606)	$(34,500)	$329	$34,107	$(34,670)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 1, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,189	$2,262	$10,822	$—	$14,273
Accounts receivable, net	1,529	167,001	7,273	—	175,803
Inventories, net	—	115,719	4,767	(198)	120,288
Salespersons overdrafts, net	—	31,385	9,728	—	41,113
Intercompany receivable (payable)	16,409	157	—	(16,566)	—
Prepaid expenses and other current assets	107	7,501	693	—	8,301
Deferred income taxes	(2,862)	34,587	75	—	31,800
Total current assets	16,372	358,612	33,358	(16,764)	391,578
Property, plant, and equipment, net	339	226,630	3,745	—	230,714
Goodwill	—	1,068,907	39,479	—	1,108,386
Intangibles, net	—	549,413	23,347	—	572,760
Deferred financing costs, net	48,761	—	—	—	48,761
Intercompany receivable (payable)	1,483,127		—	(1,483,127)	—
Other assets	—	12,623	206	(1,711)	11,118
Investment in subsidiaries	405,424	65,990	—	(471,414)	—
Total assets	$1,954,023	$2,282,175	$100,135	$(1,973,016)	$2,363,317

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$5,136	$—	$—	$5,136
Short-term borrowings	38,970	—	10,965	—	49,935
Accounts payable	3,064	42,021	3,087	—	48,172
Accrued employee compensation	8,046	30,085	2,765	—	40,896
Commissions payable	—	8,720	1,073	—	9,793
Customer deposits	—	39,843	5,348	—	45,191
Intercompany payable (receivable)	—	16,852	(286)	(16,566)	—
Other accrued liabilities	31,246	22,713	2,828	(77)	56,710
Total current liabilities	81,326	165,370	25,780	(16,643)	255,833
Long-term debt, less current maturities	1,416,500	—	—	—	1,416,500
Intercompany payable (receivable)	131,048	1,441,384	(429)	(1,572,003)	—
Deferred income taxes	—	235,499	8,611	—	244,110
Pension liabilities, net	(481)	26,757	—	—	26,276
Other noncurrent liabilities	—	7,741	183	—	7,924
Total liabilities	1,628,393	1,876,751	34,145	(1,588,646)	1,950,643
Stockholder’s equity	325,630	405,424	65,990	(384,370)	412,674
Total liabilities and stockholder’s equity	$1,954,023	$2,282,175	$100,135	$(1,973,016)	$2,363,317

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 2, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$27,334	$3,331	$—	$30,665
Accounts receivable, net	—	153,431	8,362	—	161,793
Inventories, net	—	108,725	5,157	(126)	113,756
Salespersons overdrafts, net	—	29,120	8,085	—	37,205
Prepaid expenses and other current assets	629	11,576	1,040	—	13,245
Deferred income taxes	—	16,234	75	—	16,309
Total current assets	629	346,420	26,050	(126)	372,973
Property, plant, and equipment, net	—	236,128	4,654	—	240,782
Goodwill	—	1,079,925	39,479	—	1,119,404
Intangibles, net	—	598,088	23,584	—	621,672
Deferred financing costs, net	—	31,062	799	—	31,861
Other assets	(797)	13,016	470	(1,711)	10,978
Investment in subsidiaries	281,473	60,233	—	(341,706)	—
Total assets	$281,305	$2,364,872	$95,036	$(343,543)	$2,397,670

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$3,912	$—	$—	$3,912
Short-term borrowings	—	94,475	15,168	—	109,643
Accounts payable	1	47,846	(230)	—	47,617
Accrued employee compensation	—	37,452	2,792	—	40,244
Commissions payable	—	8,414	161	—	8,575
Customer deposits	—	38,419	5,861	—	44,280
Current portion of long-term debt	—	150	—	—	150
Deferred income taxes	—	—	—	—	—
Intercompany (receivable) payable	—	—	—	—	—
Other accrued liabilities	(63)	81,584	2,179	(49)	83,651
Total current liabilities	(62)	312,252	25,931	(49)	338,072
Long-term debt, less current maturities	—	1,239,285	—	—	1,239,285
Redeemable preferred stock	—	264,170	—	—	264,170
Deferred income taxes	—	234,725	8,801	—	243,526
Pension liabilities, net	—	27,381	—	—	27,381
Other noncurrent liabilities	—	5,586	71	—	5,657
Total liabilities	(62)	2,083,399	34,803	(49)	2,118,091
Stockholder’s equity	281,367	281,473	60,233	(343,494)	279,579
Total liabilities and stockholder’s equity	$281,305	$2,364,872	$95,036	$(343,543)	$2,397,670

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

January 1, 2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$80,933	$(2,241)	$3,577	$—	$82,269
Accounts receivable, net	—	147,262	10,981	—	158,243
Inventories, net	—	127,036	2,443	(29)	129,450
Salespersons overdrafts, net	—	27,541	7,874	—	35,415
Prepaid expenses and other current assets	530	12,648	461	—	13,639
Intercompany (payable) receivable	(85,221)	85,221	—	—	—
Deferred income taxes	—	58,817	75	—	58,892
Total current assets	(3,758)	456,284	25,411	(29)	477,908
Property, plant, and equipment, net	62	236,714	4,347	—	241,123
Goodwill	—	1,066,320	42,125	—	1,108,445
Intangibles, net	—	585,285	20,910	—	606,195
Deferred financing costs, net	58,679	—	—	—	58,679
Intercompany (payable) receivable	(58,679)	58,114	565	—	—
Other assets	—	10,425	2,191	(1,712)	10,904
Investment in subsidiaries	375,015	63,747	—	(438,762)	—
Total assets	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$8,300	$—	$8,300
Accounts payable	2,508	49,278	1,719	—	53,505
Accrued employee compensation	308	44,487	2,065	—	46,860
Commissions payable	—	14,173	2,521	—	16,694
Customer deposits	—	151,103	5,408	—	156,511
Current portion of long-term debt	19,950	—	—	—	19,950
Intercompany (receivable) payable	(9,707)	26,073	475	(16,841)	—
Other accrued liabilities	9,595	33,512	2,611	(11)	45,707
Total current liabilities	22,654	318,626	23,099	(16,852)	347,527
Long-term debt, less current maturities	1,500,050	—	—	—	1,500,050
Intercompany (receivable) payable	(1,500,050)	1,500,050	—	—	—
Deferred income taxes	—	250,066	8,703	—	258,769
Pension liabilities, net	—	27,489	—	—	27,489
Other noncurrent liabilities	—	5,643	—	—	5,643
Total liabilities	22,654	2,101,874	31,802	(16,852)	2,139,478
Stockholder’s equity	348,665	375,015	63,747	(423,651)	363,776
Total liabilities and stockholder’s equity	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Nine months ended October 1, 2005

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$(31,689)	$30,767	$2,243	$38,923	$40,244
Other cash provided by (used in) operating activities	79,892	(74,752)	3,238	(38,923)	(30,545)
Net cash provided by operating activities	48,203	(43,985)	5,481	—	9,699
Purchases of property, plant, and equipment	(301)	(36,218)	(504)	—	(37,023)
Proceeds from asset sales	—	9,566	—	—	9,566
Other investing activities, net	—	(1,786)	(22)	—	(1,808)
Net cash used in investing activities	(301)	(28,438)	(526)	—	(29,265)
Net increase in book overdrafts	—	5,136	—	—	5,136
Net short-term borrowings	38,970	—	2,229	—	41,199
Principal payments on long-term debt	(103,500)	—	—	—	(103,500)
Intercompany (receivable) payable	(72,129)	72,129	—	—	—
Net contribution from Visant Holding Corp	9,000				9,000
Other financing activities, net	13	(339)	—	—	(326)
Net cash (used in) provided by financing activities	(127,646)	76,926	2,229	—	(48,491)
Effect of exchange rate changes on cash and cash equivalents	—	—	61	—	61
(Decrease) increase in cash and cash equivalents	(79,744)	4,503	7,245	—	(67,996)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$1,189	$2,262	$10,822	$—	$14,273

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNUADITED)

Nine months ended October 2, 2004

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$(34,606)	$(34,500)	$329	$34,107	$(34,670)
Other cash (used in) provided by operating activities	34,606	26,596	(4,137)	(34,107)	22,958
Net cash provided by operating activities	—	(7,904)	(3,808)	—	(11,712)
Purchases of property, plant, and equipment	—	(22,677)	(1,041)	—	(23,718)
Proceeds from asset sales	—	6,147	—	—	6,147
Other investing activities, net	—	(110)	(31)	—	(141)
Net cash used in investing activities	—	(16,640)	(1,072)	—	(17,712)
Net book overdraft borrowings (repayments)	—	3,912		—	3,912
Net short-term borrowings (repayments)	—	65,237	1,570	—	66,807
Principal payments on long-term debt	—	(48,250)	—	—	(48,250)
Redemption of senior subordinated notes	—	(5,800)	—	—	(5,800)
Other financing activities, net	—	(321)	—	—	(321)
Net cash (used in) provided by financing activities	—	14,778	1,570	—	16,348
Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10
(Decrease) increase in cash and cash equivalents	—	(9,766)	(3,300)	—	(13,066)
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$—	$27,334	$3,331	$—	$30,665

15.       Common Stock

Holdings’ common stock, $0.01 par value per share, consists of Class A and Class C common stock.  Holdings’ charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares are outstanding.  Holders of Class A common stock are entitled to one vote for each share held for any matter coming before the stockholders of Holdings.  The holder of the share of Class C common stock is entitled to a number of votes for any matter coming before the stockholders of Holdings equal to:

(i) initially, the excess of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdings, over (y) the percentage of all votes entitled to be cast by the initial holder of the share of Class C common stock together with any permitted transferees of the initial holder, for any matter coming before the stockholders of Holdings by virtue of the shares of Class A common stock acquired by the initial holder pursuant to the Contribution Agreement, dated July 21, 2004, between Holdings and the initial holder, such excess determined based on the shares of common stock issued and outstanding immediately prior to October 4, 2004, giving effect to any shares of common stock acquired by the initial holder pursuant to the Contribution Agreement at the closing thereunder; and

(ii) thereafter, the number of votes will be permanently reduced to an amount equal to the excess, if any, of (x) 50% percent of all votes entitled to be cast by holders of outstanding common stock for any matter coming before the stockholders of Holdings (as reduced by any shares of Class A common stock of Holdings issued on the date of the closing under the Contribution Agreement or thereafter to any person other than the initial holder), over (y) the percentage of all votes entitled to be cast by the initial holder, together with its transferees, for any matter coming before the stockholders of Holdings by virtue of the shares of Class A common stock then held by the initial holder, together with its transferees, not to exceed the percentage voting interest attributed to such share pursuant to clause (i) above; and

(iii) if the share of Class C common stock is transferred by the initial holder (or its permitted transferee) to any person other than a permitted transferee of the initial holder, the share of Class C Common Stock will entitle the holder to the same voting rights as the share of Class C common stock entitled the holder immediately prior to the transfer.

The share of Class C common stock will at all times entitle the holder to at least one vote on any matter coming before the stockholders of Holdings.  In addition, the share of Class C common stock will automatically convert into one fully-paid and non-assessable share of Class A common stock (1) upon the consummation of an initial public offering or (2) upon the first occurrence that the share of Class C common stock is entitled to only one vote for any matter coming before the stockholders of Holdings, as more fully provided by the certificate of incorporation.

16.       Related Party Transactions

Transactions with Sponsors

The Transactions

In connection with the Transactions discussed in Note 2, DLJMBP II received total consideration of approximately $320 million in respect of the (i) acquisition by an affiliate of KKR of all of DLJMBP II’s Von Hoffmann capital stock, (ii) repayment of Arcade’s Amended and Restated Notes held by DLJMBP II and (iii) acquisition by an affiliate of KKR of Arcade’s Mandatorily Redeemable Preferred Stock held by DLJMBP II.

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•      a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock;

•      certain limitations on transfer of our common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if we have not completed an initial public offering, any sale is subject to certain obligations of first offer, or in the case we have completed an initial public offering, any sale shall be made pursuant to the registration rights as described below;

•      a consent right for the Investor Entities with respect to certain corporate actions;

•      certain “tag-along” and “drag-along” rights under certain circumstances;

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

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the sponsors pursuant to which the sponsors will provide certain structuring, consulting and management advisory services to us. The sponsors will receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year.  The agreement also provides for certain indemnification by us of the sponsors and their affiliates, directors, officers and representatives.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

During 2004, we retained Capstone Consulting LLC (“Capstone”) to provide certain of our businesses with consulting services, primarily to identify and advise on potential opportunities to improve operating efficiencies.   Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone.  In March 2005, an affiliate of Capstone invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under our Second Amended and Restated 2004 Stock Option Plan for key employees.  Included in selling and administrative expenses in the condensed consolidated financial statements is an immaterial amount related to the cost of such stock-based compensation.

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

The Syndicate Stockholders Agreement contains provisions which, among other things:

restrict the ability of the syndicate stockholders to make certain transfers;

grant the co-investors certain board observation and information rights;

provide for certain tag-along and drag-along rights;

grant certain pro-rata preemptive rights to the co-investors; and

grant certain piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Management Stockholders Agreement

In July 2003, Holdings, the DLJMB Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

restrict the ability of the management stockholders to transfer their shares;

provide for certain tag-along and drag-along rights;

grant certain pro-rata preemptive rights to the management stockholders;

grant the DLJMB Funds six demand registration rights; and

grant certain piggyback registration rights.

Other

In addition to the agreements described above, Holdings also entered into other management stockholders agreements and sale participation agreements with certain individual members of management in connection with the Transactions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

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

The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “Transactions”) which created a specialty printing, marketing and school-related affinity products and services organization comprised of the operations of Jostens, Von Hoffmann, including Von Hoffmann’s subsidiary, The Lehigh Press, Inc., and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of Holdings’ voting interest and 45% of Holdings’ economic interest,   affiliates of DLJMBP III held equity interests representing approximately 41% of Holdings’ voting interest and 45% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.    After giving effect to the issuance of equity to additional members of management, as of October 1, 2005 affiliates of KKR and DLJMBP III held approximately 49.1% and 41%, respectively, of the voting interests of Holdings, while each continues to hold approximately 45% of  Holdings’ economic interest.  As of such date the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interests of Holdings, and members of management held 1.5% of the voting interest and 1.7% of the economic interests of Holdings.

In connection with the Transactions, Visant entered into new senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.   Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including the redemption value of certain remaining redeemable preferred stock.

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

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123.  This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted under SFAS 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards.  This statement is effective for us as of the first interim or annual reporting period that commences after December 15, 2005 and is not expected to have a significant impact on our financial statements.

FSP 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

In October 2004, the American Jobs Creation Act of 2004 (the “AJC Act”) was signed into law.  This legislation creates, among other things, a temporary incentive for U.S. multinational companies to repatriate accumulated income earned outside the United States at a favorable rate of tax.  In December 2004, the FASB issued Staff Position (“FSP”) 109-2, which provides accounting and disclosure guidance for the repatriation provision.

We intend to repatriate earnings from our foreign subsidiaries in an amount that could range from $10 million to $13 million.  We estimate that the benefit of the repatriation dividend will be in a range from $1.8 to $2.0 million.

RESULTS OF OPERATIONS

Three Months Ended October 1, 2005 Compared to the Three Months Ended October 2, 2004

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended October 1, 2005 and October 2, 2004.

	Three months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Net sales	$288,067	$284,517	$3,550	1.2%
Cost of products sold	192,870	204,310	(11,440)	(5.6)%
Gross profit	95,197	80,207	14,990	18.7%
% of net sales	33.0%	28.2%

Selling and administrative expenses	85,266	86,702	(1,436)	(1.7)%
% of net sales	29.6%	30.5%

(Gain) loss on disposal of fixed assets	(3,725)	30	(3,755)	NM
Transaction costs	—	14	(14)	NM
Special charges	2,610	4,687	(2,077)	NM
Operating income (loss)	11,046	(11,226)	22,272	198.4%
% of net sales	3.8%	-3.9%

Interest expense, net	31,896	44,179	(12,283)	(27.8)%
Loss before income taxes	(20,850)	(55,405)	34,555
Benefit from income taxes	(9,472)	(10,683)	1,211	11.3%
Net loss	$(11,378)	$(44,722)	$33,344	74.6%

NM = not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended October 1, 2005 and October 2, 2004.  For additional financial information about our operating segments, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Net sales
Jostens	$113,939	$105,296	$8,643	8.2%
Print Group	174,950	179,221	(4,271)	(2.4)%
Inter-segment eliminations	(822)	—	(822)	NM
	$288,067	$284,517	$3,550	1.2%
Operating income
Jostens	$(13,934)	$(32,385)	$18,451	57.0%
Print Group	24,980	21,159	3,821	18.1%
	$11,046	$(11,226)	$22,272	198.4%

NM = not meaningful

Net Sales

Consolidated net sales increased $3.6 million, or 1.2%, to $288.1 million for the three months ended October 1, 2005 from $284.5 million for the same prior year period.

Jostens’ net sales increased $8.6 million, or 8.2%, to $113.9 million for the three months ended October 1, 2005 from $105.3 million for the same prior year period.  This period over period increase was primarily attributable to stronger sales of scholastic products and a modest shift of yearbook production into the third quarter from the fourth quarter as compared to the same period last year.

Print Group net sales decreased $4.3 million, or 2.4%, to $175.0 million for the three months ended October 1, 2005 compared to $179.2 million for the same prior year period.  The decrease was due primarily to lower book and book premedia sales attributable to lower pricing and reduced throughput in our four-color book print facility, $2.4 million less sales resulting from the closure of the Frederick, Maryland plant and lower sales of sampling materials due to a shift in timing of production to earlier quarters in 2005.  These decreases were partially offset by a $9.0 million increase in the sale of paper to customers as well as higher sales of direct marketing materials, compared to the same period last year.

Gross Profit

Gross profit increased $15.0 million, or 18.7%, to $95.2 million for the three months ended October 1, 2005 from $80.2 million for the same prior year period.  As a percentage of net sales, gross profit margin increased to 33.0% for the current three-month period from 28.2% for the same period last year.

The increased gross profit as a percent of sales in the third quarter was primarily a result of approximately $10.2 million of less purchase accounting amortization than the third quarter of 2004 relating to Jostens.  This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003.  Excluding the impact of this adjustment, gross profit increased to 33.1% from an adjusted gross margin of 31.8%.  This increase was primarily due to margin improvement in Jostens’ yearbook printing and lower depreciation expense within the Print Group.  This improvement was partially offset by $2.7 million of incremental diploma costs incurred at Jostens as a result of production issues associated with the relocation of its Red Wing manufacturing facility to certain other facilities as well as the impact of increased low margin paper sales for the Print Group.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.4 million, or 1.7%, to $85.3 million for the three months ended October 1, 2005 from $86.7 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 0.9 percentage points to 29.6% for the current three-month period from 30.5% for the same period last year.  The $1.4 million decrease was primarily due to the impact of administrative headcount reductions and lower depreciation and amortization expense partially offset by higher commission expense related to higher sales.

Gain or Loss on Disposal of Fixed Assets

Gain on disposal of fixed assets approximated $3.7 million for the three months ended October 1, 2005, primarily related to the sale of two buildings, in Frederick, Maryland and Red Wing, Minnesota, respectively, which were sites of operations that were previously shut down.  In the same prior year period, loss on disposal of fixed assets was less than $0.1 million.

Special Charges

During the third quarter of 2005, we recorded $2.6 million of special charges.  Of this amount, $1.6 million related to severance payments and related benefits associated with the reduction in headcount of 32 Jostens employees.   We also recorded $1.0 million related to severance payments and related benefits associated with the reduction in headcount of 61 Print Group employees.  During the third quarter of 2004, we recorded $4.7 million of special charges including $4.0 million related to severance payments and related benefits associated with the termination of two executives at Jostens.  We also recorded $0.7 million related to the reduction in headcount of 9 Print Group employees.

Operating Income

Consolidated operating income increased $22.3 million, or 198.4%, to $11.0 million for the three months ended October 1, 2005 from an operating loss of $11.2 million for the same prior year period.  As a percentage of net sales, operating income increased to 3.8% for the current three-month period from an operating loss of 3.9% for the same period last year.

Jostens’ operating loss decreased $18.5 million, or 57.0%, to $13.9 million for the current three-month period compared to $32.4 million for the same period last year.   The decrease in Jostens’ operating income was primarily a result of approximately $10.2 million of less purchase accounting amortization than the third quarter of 2004 as well as the implementation of cost reduction initiatives, offset somewhat by an additional $2.7 million of diploma costs.

The Print Group’s operating income increased $3.8 million, or 18.1%, to $25.0 million for the three months ended October 1, 2005 from $21.2 million for the same prior year period due to gains on the sale of assets approximating $2.9 million, primarily relating to the sale of the Frederick, Maryland facility.

Net Interest Expense

Net interest expense is comprised of the following:

	Three months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Visant:
Interest expense	$24,268	$25,405	$(1,137)	(4.5)%
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	13,256	(13,256)	NM
Amortization of debt discount, premium and deferred financing costs	3,108	1,417	1,691	119.3%
Interest income	(55)	(67)	12	NM
	27,321	40,011	(12,690)	(31.7)%
Holdings:
Interest expense	—	(176)	176	NM
Amortization of debt discount, premium and deferred financing costs	4,580	4,353	227	5.2%
Interest income	(5)	(9)	4	NM
	4,575	4,168	407	9.8%
	$31,896	$44,179	$(12,283)	(27.8)%

NM = Not meaningful

Net interest expense decreased $12.3 million, or 27.8%, to $31.9 million for the three months ended October 1, 2005 as compared to $44.2 million for the same prior year period.  The decrease was the result of our new debt arrangements at lower interest rates put in place in connection with the consummation of the Transactions.

Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the three months ended October 1, 2005, we provided an income tax benefit at a consolidated effective rate of 45.4% and 46.6% for Holdings and Visant, respectively.

For the comparable three-month period ended October 2, 2004, the effective rate of income tax benefit for Holdings and Visant was 19.3% and 5.7%, respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the Transactions had occurred at the beginning of the 2004 fiscal period.

Net Income / Loss

As a result of the aforementioned items, net loss decreased $33.3 million, or 74.6%, to $11.4 million for the three months ended October 1, 2005 from $44.7 million for the same prior year period.

Nine Months Ended October 1, 2005 Compared to the Nine Months Ended October 2, 2004

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended October 1, 2005 and October 2, 2004.

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Net sales	$1,159,706	$1,142,312	$17,394	1.5%
Cost of products sold	685,586	721,117	(35,531)	(4.9)%
Gross profit	474,120	421,195	52,925	12.6%
% of net sales	40.9%	36.9%

Selling and administrative expenses	323,411	328,651	(5,240)	(1.6)%
% of net sales	27.9%	28.8%

Gain on disposal of fixed assets	(3,478)	(14)	(3,464)	NM
Transaction costs	1,324	14	1,310	NM
Special charges	7,417	5,807	1,610	NM
Operating income	145,446	86,737	58,709	67.7%
% of net sales	12.5%	7.6%

Loss on redemption of debt	—	420	(420)	NM
Interest expense, net	92,923	129,908	(36,985)	(28.5)%
Income (loss) before income taxes	52,523	(43,591)	96,114
Provision for (benefit from) income taxes	20,904	(2,987)	23,891	799.8%
Net income (loss)	$31,619	$(40,604)	$72,223	177.9%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended October 1, 2005 and October 2, 2004.  For additional financial information about our operating segments, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Net sales
Jostens	$650,489	$624,567	$25,922	4.2%
Print Group	511,297	517,745	(6,448)	(1.2)%
Inter-segment eliminations	(2,080)	—	(2,080)	NM
	$1,159,706	$1,142,312	$17,394	1.5%
Operating income
Jostens	$75,974	$24,477	$51,497	210.4%
Print Group	69,472	62,260	7,212	11.6%
	$145,446	$86,737	$58,709	67.7%

NM - not meaningful

Net Sales

Consolidated net sales increased $17.4 million, or 1.5%, to $1,159.7 million for the nine months ended October 1, 2005 from $1,142.3 million for the same prior year period.

Jostens’ net sales increased $25.9 million, or 4.2%, to $650.5 million for the nine months ended October 1, 2005 compared to $624.6 million for the same prior year period.  The increase in Jostens’ net sales was primarily attributable to higher yearbook sales.

The Print Group’s net sales decreased $6.4 million, or 1.2%, to $511.3 million for the nine months ended October 1, 2005 compared to $517.7 million for the same prior year period.  The decrease in Print Group net sales was primarily attributable to $7.5 million of less sales resulting from the closure of the Frederick, Maryland facility and lower book and book premedia sales attributable to lower pricing of such work and reduced throughput in our four-color book print facility offset by strong direct marketing sales.

Gross Profit

Gross profit increased $52.9 million, or 12.6%, to $474.1 million for the nine months ended October 1, 2005 from $421.2 million for the same prior year period.  As a percentage of net sales, gross profit margin increased to 40.9% for the current nine-month period from 36.9% for the same period last year.

The increased gross profit as a percent of sales was primarily a result of approximately $44.0 million of less purchase accounting depreciation and amortization than the first nine months of 2004 relating to Jostens.  This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003.  Excluding the impact of these adjustments, gross profit increased slightly to 41.3% from an adjusted gross margin of 41.1%.  This increase was primarily due to margin improvement in Jostens’ yearbook printing and favorable product mix within the Print Group relating to increased volume from higher margin products offset by $14.7 million of incremental diploma costs incurred at Jostens.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.2 million, or 1.6%, to $323.4 million for the nine months ended October 1, 2005 from $328.7 million for the same prior year period.  As a percentage of net sales, selling and administrative expenses decreased 0.9 percentage points to 27.9% for the current nine-month period from 28.8% for the same period last year.  The $5.2 million decrease was primarily due to the impact of administrative headcount reductions and lower depreciation and amortization expense.

Gain on Disposal of Fixed Assets

Gain on disposal of fixed assets approximated $3.5 million for the nine months ended October 1, 2005, primarily related to the sale of two buildings, in Frederick, Maryland and Red Wing, Minnesota, respectively, which were sites of operations that were previously shut down.  In the same prior year period, gain on disposal of fixed assets was less than $0.1 million.

Special Charges

During the first nine months of 2005, we recorded $7.4 million of special charges, including $5.4 million related to severance payments and related benefits associated with the reduction in headcount of 76 Jostens employees.  We also recorded severance of $1.7 million related to the reduction in headcount of 66 Print Group employees as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  For the first nine months of 2004, we recorded $5.8 million of special charges including $4.0 million related to severance payments and related benefits associated with the termination of two executives at Jostens.  We also recorded $1.8 million related to the reduction in headcount of 120 Print Group employees, primarily resulting from a consolidation of facilities.

Operating Income

Consolidated operating income increased $58.7 million, or 67.7%, to $145.4 million for the nine months ended October 1, 2005 from $86.7 million for the same prior year period.  As a percentage of net sales, operating income increased to 12.5% for the current nine-month period from 7.6% for the same period last year.

Jostens’ operating income increased $51.5 million, or 210.4%, to $76.0 million for the 2005 nine-month period compared to $24.5 million for the same period last year.   The increase in Jostens’ operating income was primarily a result of approximately $44.0 million of less purchase accounting depreciation and amortization than the first nine of 2004 as well as the implementation of cost reduction initiatives, offset by approximately $14.7 million of incremental diploma costs.

The Print Group’s operating income increased $7.2 million, or 11.6%, to $69.5 million for the nine months ended October 1, 2005 from $62.3 million for the same prior year period primarily as a result of favorable product mix and gains on the sale of assets approximating $2.7 million, primarily relating to the sale of the Frederick, Maryland facility.

Net Interest Expense

Net interest expense is comprised of the following:

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004	$ Change	% Change
Visant:
Interest expense	$70,286	$75,148	$(4,862)	(6.5)%
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	37,819	(37,819)	NM
Amortization of debt discount, premium and deferred financing costs	10,266	5,066	5,200	102.6%
Interest income	(932)	(263)	(669)	NM
	79,620	117,770	(38,150)	(32.4)%
Holdings:
Interest expense	—	74	(74)	NM
Amortization of debt discount, premium and deferred financing costs	13,386	12,086	1,300	10.8%
Interest income	(83)	(22)	(61)	NM
	13,303	12,138	1,165	9.6%
	$92,923	$129,908	$(36,985)	(28.5)%

NM = Not meaningful

Net interest expense decreased $37.0 million, or 28.5%, to $92.9 million for the nine months ended October 1, 2005 as compared to $129.9 million for the same prior year period.  The decrease was the result of our new debt structure at lower interest rates upon the consummation of the Transactions.

Income Taxes

Consistent with the provisions of APB 28, Interim Financial Reporting, we have provided an income tax provision based on our best estimate of the consolidated effective tax rate applicable for the entire year.  Based on those estimates, for the nine months ended October 1, 2005, we provided an income tax provision at a consolidated effective rate of 39.8% and 39.0% for Holdings and Visant, respectively.

For the comparable nine-month period ended October 2, 2004, the effective income tax rate for Holdings and Visant was 6.9% and (10.6%), respectively.  These tax rates reflect the combined effect of separately reported effective tax rates for Holdings and our acquired companies prior to the Transactions.  Accordingly, these tax rates are not intended to reflect a combined effective tax rate that would have been reported if the Transactions had occurred at the beginning of the 2004 fiscal period.

The annual consolidated effective tax rates decreased by 1.6% and 1.5% for Holdings and Visant, respectively, due to the anticipated benefits from the repatriation dividends, less adjustments to the Company’s tax reserves.

Net Income

As a result of the aforementioned items, net income increased $72.2 million, or 177.9%, to $31.6 million for the nine months ended October 1, 2005 from a loss of $40.6 million for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2005 and 2004 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
	October 1,	October 2,
In thousands	2005	2004
Net cash provided by (used in) operating activities	$10,765	$(12,609)
Net cash used in investing activities	(29,265)	(22,628)
Net cash used in financing activities	(51,558)	20,057
Effect of exchange rate change on cash	61	10
Net change in cash and cash equivalents	$(69,997)	$(15,170)

For the nine months ended October 1, 2005, operating activities generated cash of $10.8 million compared with cash consumed by operating activities of $12.6 million for the same prior year period.  The $23.4 million increase related to increased earnings and lower cash paid for interest for the nine months ended October 1, 2005 compared to the same prior year period.  Net cash used in investing activities for the nine months ended October 1, 2005 was $29.3 million, compared with $22.6 million for the comparable 2004 period.   The $6.7 million increase related to additional capital expenditures of $8.4 million in the current year offset by increased proceeds from asset sales for the first nine month compared to the same prior year period.  Capital expenditures for the nine months ended October 1, 2005 totaled $37.0 million.  Net cash used in financing activities for the nine months ended October 1, 2005 was $51.6 million, an increase of $71.7 million, compared with cash generated by financing activities of $20.1 million for 2004.  The increase is related to higher debt repayments for the nine month period of 2005 compared to the prior year.

For the nine months ended October 1, 2005, Visant voluntarily prepaid $103.5 million of scheduled payments under its bank term loan facilities including all principal payments due in 2005 through most of 2009.

During the second quarter of 2005, Holdings contributed $9.0 million in cash to Visant which is reflected in Visant’s condensed consolidated statement of cash flows as a contribution from Holdings.  These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of October 1, 2005, we had cash and cash equivalents of $15.0 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $184.3 million available under Visant’s revolving credit facility as of October 1, 2005.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As of October 1, 2005, we were in compliance with all covenants under our material debt obligations.

Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next twelve months.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended October 1, 2005.  For additional information, refer to Item 7A of our 2004 Form 10-K.

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

During the Company’s fiscal quarter ended October 1, 2005, there were no changes in the Company’s internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

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

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum.  On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint.  On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend.   The plaintiff filed a second amended complaint dated December 16, 2004.  The court dismissed the action on January 26, 2005.  The plaintiff has appealed the court’s decision.  Jostens filed its appellate brief in late October 2005, and it is anticipated that the appeal will be fully briefed by the fourth quarter of 2005 and that arguments will occur thereafter.

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure.  The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years.   Additionally, Customs may impose interest on the loss of revenue, if any is determined.  Presently, no formal notice of, or demand for, any alleged loss of revenue has been issued by Customs.  A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs.  However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004.  Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability.  However, we cannot assure you that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on our business, financial condition and results of operations.

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

VISANT HOLDING CORP.
VISANT CORPORATION

Date: November 15, 2005	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: November 15, 2005	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)