Form 10-K
period 2005-12-31
VISANT HOLDING CORP
filed 2006-03-30
CIK 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification Number

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)
357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

333-120386 .	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)
357 Main Street Armonk New York 10504
Telephone: (914) 595-8200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☒     No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 1, 2006, there were 5,973,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Documents incorporated by reference: None

Visant Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”). Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us” or “Holdings” refer to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	Business	3
ITEM 1A.	Risk Factors	9
ITEM 2.	Properties	18
ITEM 3.	Legal Proceedings	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	20

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
ITEM 8.	Financial Statements and Supplementary Data	42
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
ITEM 9A.	Controls and Procedures	42
ITEM 9B.	Other Information	42

PART III

ITEM 10.	Directors and Executive Officers of the Registrant	43
ITEM 11.	Executive Compensation	46
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
ITEM 13.	Certain Relationships and Related Transactions	56
ITEM 14.	Principal Accounting Fees and Services	58

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	61

Signatures		68
Financial Statements		F-1
Financial Statement Schedules
Exhibits
Certification of CEO pursuant to Section 302
Certification of principal financial officer pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of principal financial officer pursuant to Section 906

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•      our substantial indebtedness;

•      our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner;

•      competition from other companies;

•      the seasonality of our businesses;

•      the loss of significant customers or customer relationships;

•      fluctuations in raw material prices;

•      our reliance on a limited number of suppliers;

•      our reliance on numerous complex information systems;

•      the reliance of our businesses on limited production facilities;

•      the amount of capital expenditures required for our businesses;

•      labor disturbances;

•      environmental regulations;

•      foreign currency fluctuations and foreign exchange rates;

•      the outcome of litigation;

•      control by our stockholders;

•      our dependency on the sale of school textbooks;

•      the textbook adoption cycle and levels of government funding for education spending;

•      Jostens, Inc.’s reliance on independent sales representatives; and

•      the failure of our sampling systems to comply with U.S. postal regulations.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, any reference in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refer to Visant Holding Corp. together with Visant Corporation (“Visant”) and its consolidated subsidiaries, (2) “Jostens” refers to Jostens, Inc. and its subsidiaries, (3) “Von Hoffmann” refers to Von Hoffmann Holdings Inc. and its subsidiaries and (4) “Arcade” refers to AHC I Acquisition Corp. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31.

ITEM 1.  BUSINESS

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade.

Background

We are owned by affiliates of DLJ Merchant Banking Partners, L.P. (“DLJMBP III”), affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), other co-investors and certain members of management. Each of Holdings and Visant were incorporated in the State of Delaware in 2003. On July 21, 2004, KKR and DLJMBP III announced a series of transactions (the “Transactions”) which combined under one parent organization the assets of each of Jostens, Von Hoffmann and Arcade, three industry leaders, to create Visant. The combination of the businesses has allowed us to leverage common management resources and achieve significant cost savings from combined scale, to maximize efficiencies of the assets across the organization and to recapitalize under a common debt structure. Prior to the consummation of the Transactions, affiliates of DLJMBP III controlled Von Hoffmann and Arcade, and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. In connection with the Transactions, Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, acquired an equity interest in Holdings, bringing Holdings under the common ownership of DLJMBP III and Fusion.

The Transactions encompassed the acquisitions of each of Von Hoffmann and Arcade, the contribution of the stock of such entities to Holdings and the recapitalization of each of the companies and Visant.

To bring the three companies under the common ownership, on July 21, 2004, Holdings entered into a contribution agreement with Fusion providing for the contribution by Fusion of all of the stock of Von Hoffmann and Arcade acquired by Fusion to Holdings in exchange for shares of common stock of Holdings.

Immediately prior to the consummation of the contribution on October 4, 2004, Fusion acquired all of the stock of Von Hoffmann and Arcade through two separate mergers. A wholly-owned subsidiary of Fusion merged with and into Von Hoffmann with Von Hoffmann surviving the merger. As a result of the merger, Von Hoffmann became a wholly-owned subsidiary of Fusion. At the effective time of the Von Hoffmann merger, holders of equity interests in Von Hoffmann, including holders of outstanding stock options, exchanged their interests in Von Hoffmann for the right to receive an aggregate amount of $650 million less the aggregate amount of Von Hoffmann’s net debt and certain transaction advisory fees, subject to closing adjustments (including a working capital adjustment).

Contemporaneous with the Von Hoffmann merger, a wholly-owned subsidiary of Fusion merged with and into Arcade with Arcade surviving the merger. As a result of the merger, Arcade became a wholly-owned subsidiary of Fusion. As of the effective time of the Arcade merger, Arcade’s outstanding common stock and stock options were cancelled in exchange for no consideration. Holders of the Mandatorily Redeemable Preferred Stock of Arcade received an aggregate of $250 million less the aggregate amount of Arcade’s net debt and certain transaction expenses, subject to closing adjustments (including a working capital adjustment).

After the acquisition by Fusion of the outstanding equity interests of Von Hoffmann and Arcade and the subsequent contribution, Holdings contributed the equity interests of Von Hoffmann and Arcade to Visant Secondary Holdings Corp. and then to us, which resulted in Von Hoffmann and Arcade becoming our wholly-owned subsidiaries.

Upon consummation of the Transactions, Fusion was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of our parent, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of our parent, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of March 1, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continued to hold approximately 44.6% of Holdings’ economic interests. As of March 1, 2006, other co-investors held approximately 8.4% of the voting interests and approximately 9.1% of the economic interests of Holdings, while members of management held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests of Holdings.

In connection with the Transactions, Visant entered into senior secured credit facilities, consisting of a $150 million Term Loan A Facility, an $870 million Term Loan C Facility and a $250 million revolving credit facility and issued $500 million aggregate principal amount of senior subordinated notes. Jostens, Von Hoffmann and Arcade repaid their existing indebtedness and remaining preferred stock. Each of the companies concluded tender offers for their existing notes. In connection with these tender offers, each company received the requisite consents of the holders of these notes to amend the respective indentures governing these notes to eliminate substantially all of the restrictive covenants contained in these indentures. In accordance with the contribution agreement entered into in connection with the Transactions, we discharged the indentures governing the 12 3/4% Senior Subordinated Notes Due 2010 of Jostens and the 10 1/4% Senior Notes Due 2009 of Von Hoffmann and redeemed all other notes not tendered in connection with the tender offers.

As a result of the merger with a subsidiary established by DLJMBP III on July 29, 2003 (the “2003 Jostens merger”), we applied purchase accounting and a new basis of accounting began after July 29, 2003. Fiscal 2003 includes a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 3, 2004 (five months). The consolidated financial statements for the predecessor period are those of Jostens and its wholly owned subsidiaries and have been prepared using the historical basis of accounting for Jostens. The financial statements for the successor period include the consolidation of Jostens, Von Hoffmann and Arcade, entities under common control.

During the fourth quarter of 2005, we further disaggregated the Company’s reportable segments, to reflect better our operations following the integration of the companies as a result of the Transactions and the manner in which the chief operating decision-maker regularly assesses the information for decision-making purposes. As a result, our reportable segments consist of:

•       Jostens Scholastic - provides services related to the marketing, sale and production of class rings and graduation products;

•       Jostens Yearbook - provides services related to the publication, marketing, sale and production of school yearbooks;

•       Jostens Photo - provides school photography services;

•       Marketing and Publishing Services - produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative products and services to the direct marketing sector. The group also produces testing and supplemental materials and related components for educational publishers; and

•       Educational Textbook - produces four-color case-bound educational textbooks.

For additional financial and other information about our operating segments, see Note 18, Business Segments, to our Consolidated Financial Statements.

Jostens

Jostens is a leading provider of school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation. Founded in 1897, Jostens has a history of providing quality products, which has enabled it to develop long-standing relationships with school administrators throughout the country. Jostens’ high degree of customer satisfaction translates into annual retention rates of over 90% in its major product lines. Jostens’ products and services are predominantly offered to North American high school and college students, through a national network of primarily independent sales representatives and associates.

Jostens’ operations are reported in three segments: a) Jostens Scholastic, b) Jostens Yearbook and c) Jostens Photo.

Jostens Scholastic. Jostens is one of the leading providers of services related to the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements and graduation-related accessories. Jostens Scholastic serves U.S. high schools, colleges, universities and other specialty markets, marketing and selling its products to students and administrators through independent sales representatives. Jostens provides a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involve a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets.

Jostens Yearbook. Jostens is one of the leading providers of services related to the publication, marketing, sale and production of yearbooks, primarily serving U.S. high schools, colleges, universities and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis.

Jostens Photo. Through a network of sales representatives and independent dealers, Jostens Photo provides photography services for special events and class and individual school pictures of elementary, middle and high school students. Jostens Photo is a leading provider of school photography in Canada and also serves in the United States elementary, middle and high school markets. Jostens Photo also provides high school senior portraits and photography for proms and other special events.

Marketing and Publishing Services

The Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative, highly personalized products primarily targeted at the direct marketing sector. We are also the leading producer of testing and supplemental materials and related components such as decorative covers for educational publishers, as well as creative and book design services. With over a 100-year history as Arcade Marketing, we pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services. Our personalized imaging capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Educational Textbook

The Educational Textbook segment, which does business under the Von Hoffmann name, is a leading producer of four-color case-bound educational textbooks. Von Hoffmann’s Jefferson City, Missouri facility focuses primarily on the manufacture of four-color case-bound products including textbooks for the elementary through high school (“ELHI”) and college markets, employing a range of versioning and binding styles and capabilities to meet the demanding service, quality and delivery requirements of these markets.

Competition

Jostens

The school-related affinity products and services industry consists principally of four national manufacturers and a number of small regional competitors. The four national competitors in the sale of yearbooks, class rings and scholastic products are other Jostens, American Achievement Corporation, Herff Jones, Inc. and Walsworth Publishing Company. We believe that Jostens is the largest of the national competitors in yearbooks, class rings and graduation products based on the number of schools served. American Achievement and Herff Jones are the only other national manufacturers that sell each of these three product lines. We believe that due to the size of the market, the time required to develop relationships with schools, the cost of acquiring the equipment and the expertise required for the customization of products, there have been few new entrants since the 1970s.

Scholastic. Jostens’ competition in class rings consists primarily of two national firms, Herff Jones and American Achievement (which market the Balfour and ArtCarved brands, respectively). Herff Jones distributes its products within schools, while American Achievement distributes its products through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers. Jostens distributes its products primarily within schools. In the affiliation ring market, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors. Class rings sold through independent and chain jewelers and mass merchandisers are generally lower priced rings than class rings sold through schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. In the marketing and sale of other graduation products, Jostens competes primarily with American Achievement and Herff Jones as well as numerous local and regional competitors who offer products similar to Jostens. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Yearbooks. In the sale of yearbooks, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones and Walsworth. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important factors in yearbook production. Jostens’ YearTech® 2006 on-line tool provides schools with additional convenience and creative and editorial capabilities in the layout and production of yearbooks.

Photography. Jostens’ sales of school photography products and services are divided between Canada and the United States. In Canada, Jostens competes with a variety of regional and local photographers. In the United States, Jostens’ primary competitors are Herff Jones and Lifetouch Inc., as well as regional and local photographers. Each competes on the basis of quality, price, on-time delivery and product offerings.

Marketing and Publishing Services

The Marketing and Publishing Services business competes with Webcraft, the fragrance division of Vertis, Inc., Orlandi, Inc. and a number of smaller competitors in the fragrance and cosmetic sampling market. Our sampling system business also competes with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products. Our direct mail products and services compete with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by national and regional printers. We compete primarily with Coral Graphics Services, Inc., Phoenix Color Corporation, Banta and The Press of Ohio in the sale of textbook covers and components and one- and two-color testing and supplemental educational materials.

Educational Textbook.

 Textbook manufacturers compete based on their ability to maintain and adhere to a strict manufacturing schedule, the quality of product and service, competitive pricing and capability to provide “one-stop shopping” to the publisher. Our primary competitors in the textbook market are R.R. Donnelley & Sons Company, Quebecor World Inc. and Courier, Inc.

Seasonality

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 38% of our annual net sales for fiscal 2005 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of textbooks are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The college textbook market is also seasonal with the majority of textbook production occurring during June through August and November through January. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements. The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, Jostens may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business and the Educational Textbook business consist of paper, ink, bindery materials and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs and the Company does not take significant commodity risk on paper. Certain of our sampling system business utilizes specific grades of paper and foil laminates, which are, respectively, purchased primarily from one manufacturer.

Matters pertaining to our market risks are set forth below in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our yearbook and scholastic businesses, was $370.7 million and $359.2 million as of the end of 2005 and 2004, respectively. We expect most of the 2005 backlog to be confirmed and filled in 2006.

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

As part of our environmental management program, we are currently involved in environmental remediation at several properties. Principal among them is a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000. As of December 31, 2005, Jostens had made payments totaling $7.8 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs. Based on findings included in remediation reports, we do not expect the cost required to finish addressing environmental conditions to be material. This amount is included in our consolidated balance sheet as of December 31, 2005. Additionally, Jostens will have ongoing monitoring obligations following the completion of remediation.  We do not expect the cost of such ongoing monitoring to be material. While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Intellectual Property

Our businesses use a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We have trademarks registered in the United States and in jurisdictions around the world. In particular, we have a number of registered patents in the United States and abroad covering certain of the proprietary processes used in our sampling systems and direct mail business and we have submitted patent applications for certain other manufacturing processes. However, many of our sampling system and direct mail manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us. We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

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

Employees

As of December 31, 2005, we had approximately 7,700 full-time employees. As of December 31, 2005, approximately 790 of Jostens’ employees were represented under two collective bargaining agreements that expire in June and August of 2007 and approximately 660 employees from our Marketing and Publishing Services business were represented under six collective bargaining agreements. These collective bargaining agreements expire at various times between March 2007 and November 2009. Given the seasonality of our businesses, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs.

We consider our relations with our employees to be satisfactory.

International Operations

Our foreign sales are derived primarily from operations in Canada and Europe, respectively. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our businesses.

ITEM 1A.               RISK FACTORS

The Company’s consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all these risks.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to successfully implement some or all of the initiatives of our business plan, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to successfully implement our business strategy may adversely affect our business, financial condition and results of operations and thus our ability to service our indebtedness, including our ability to make principal and interest payments on the notes. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We may not be able to achieve all of our expected cost savings and benefits from the Transactions.

Our business plan anticipates net potential annualized cost savings of between $22 million and $30 million. Our cost savings are realized primarily through procurement initiatives aimed at reducing the costs of materials and services, such as logistics and energy, used in our operations and reducing corporate and administrative expenses. The scope of our cost savings plan is broad and significant and may cause losses to our business that we cannot predict. The costs to implement our cost savings plan are approximately $10 million. However, a variety of factors could cause us not to continue to realize the benefits of the savings plan in a timely manner or at all, or could result in harm to our business, including, among others, the following:

•      delays in the anticipated timing of activities related to our cost savings plan;

•      our inability to obtain lower raw material prices; and

•      our inability to replace suppliers with less expensive alternative sources.

The occurrence of any of these or other factors could affect our ability to achieve cost savings in a timely manner and could adversely affect our business, financial condition and results of operations.

We may not be able to consummate acquisitions on acceptable terms, and future acquisitions may be disruptive.

As part of our business strategy, we may selectively pursue strategic acquisitions to leverage our existing infrastructure, expand our geographic reach and broaden our product and service offerings. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•      diversion of management attention from existing businesses;

•      difficulty with integration of personnel and financial and other systems;

•      increased expenses, including compensation expenses resulting from newly hired employees; and

•      potential disputes with the sellers of acquired businesses, technologies, services or products.

Our ability to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any of the businesses that we have acquired or invested in have problems or liabilities of which we are not aware.

We are subject to competition.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. Because of substantial resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions, and may face additional competition from new competitors, with respect to our existing product lines and new products we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or result in pricing pressures. Additionally, increases in competition could have an adverse effect on our business, financial condition and results of operations. To maintain a competitive advantage, we may need to make increased investment in product development, manufacturing capabilities and sales and marketing.

The seasonality of our industries could have a material adverse effect on our business, financial condition and results of operations.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 38% of our annual net sales for fiscal 2005 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of textbooks are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.

The seasonality of our businesses requires us to manage our cash flows carefully over the course of the year. If we fail to manage our cash flows effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources accurately in order to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition or results of operations.

Our top ten customers represented approximately 20% of our net sales for 2005. Our textbook and sampling system businesses are particularly dependent on a limited number of customers. We do not generally have long-term contracts for committed volume with any of these customers. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Jostens relies on relationships with schools, school administrators and students for the sale of its products. Jostens’ failure to deliver high quality products in a timely manner or failure to respond to changing consumer preferences could jeopardize its customer relationships. Significant customer losses at our Jostens business could have a material adverse effect on our business, financial condition and results of operations.

 Customers in our Educational Textbook business include, among others, many autonomous divisions of the four major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. We do not have long-term contracts for committed volume with any of these publishers, who together accounted for a material portion of our textbook not sales. Accordingly, our ability to retain or increase our business with these customers depends upon our relationships with each customer’s divisional managers and senior executives. Any cancellation, deferral or significant reduction in manufacturing sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

Five customers in our sampling business accounted for a significant portion of the net sales from such business during fiscal 2005. We do not generally have long term contracts for committed volume with any of our customers. We may be required by some customers to qualify our sampling system manufacturing operations under specified supplier standards. If we are unable to qualify under any supplier standards, customers may not continue to purchase sampling systems from us. An adverse change in our relationship with any of our significant sampling system customers could have a material adverse effect on the business, financial condition and results of operations of our sampling system business.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to manufacture our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. Our Marketing and Publishing Services and Educational Textbook businesses primarily use paper, ink, bindery materials and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials is affected by numerous factors beyond our control. These factors include:

•      the level of consumer demand for these materials;

•      the supply of these materials;

•      foreign government regulation and taxes;

•      market uncertainty;

•      environmental conditions in the case of paper; and

•      political and worldwide economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers. Therefore, significant fluctuations in gold, paper products or precious, semiprecious and synthetic stone prices and other materials could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers for some of our raw materials. For example, Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed to any significant extent, particularly during periods of peak demand for rings, Jostens’ business would suffer. We may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which accounted for a substantial portion of our sampling system business net sales for fiscal 2005, utilize specific grades of paper for which we rely primarily on one domestic supplier, with whom we do not have a written supply agreement in place. Until alternative suppliers arise, a loss of this supply of paper and the resulting competitive advantage could have a material adverse effect on our sampling system business, financial condition and results of operations to the extent that we are unable to obtain sufficient paper from other suppliers or elsewhere. Moreover, certain of our primary label sampling systems, including ScentSeal®, LiquaTouch®, BeautiSeal® and BeautiTouch® products, utilize certain foil laminates that are sourced from one qualified vendor, with whom we do not have a written supply agreement in place. We may not be successful in locating another vendor should our current vendor cease to supply component materials to us. A loss of supply of these raw materials could have a material adverse effect on our business, financial condition and results of operations.

The Educational Textbook segment generally does not have long-term contracts with any of its raw material suppliers. Therefore, these suppliers may not continue to provide raw materials at attractive prices, or at all, or we may not be able to obtain raw materials in the future from these or other providers on favorable terms and on the scale and within the time frames required.

The prices of fuel and natural gas have increased during the past year, including as a result of the impact of Hurricane Katrina in August of 2005. These higher prices have impacted, and could further impact, our operating expenses and could further adversely impact both the level of spending by customers in the affected locales.

Any failure to obtain raw materials for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply could have a material adverse effect on our business, financial condition and results of operations.

Changes in Jostens’ relationships with its independent sales representatives may adversely affect our business, financial condition and results of operations.

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its sales representatives. Jostens’ independent sales representatives typically operate under one to three year contracts for the sale of Jostens products. These contracts are generally terminable upon 90 days notice from the end of the current contract year. Jostens’ sales representatives could terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant loss of its independent sales representatives, it could have a material adverse effect upon our business, financial condition and results of operations.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations. We may not be able to enhance existing information systems or implement new information systems that can integrate successfully our disparate operational and financial information systems. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. In addition, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Implementation of these systems is further subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial and billing information systems at our businesses could have an adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

Our capital expenditure requirements primarily relate to our Jostens and Educational Textbook businesses. Our capital expenditure requirements in the Jostens business primarily relate to capital improvements, including information technology initiatives throughout the Jostens business. Our capital expenditure requirements in the Educational Textbook segment primarily relate to capacity increases and technological improvements to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new technologies, our business, financial condition or results of operations could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet, could result in new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer preferences, including the use of the Internet. Similarly, our Educational Textbook segment derives a significant portion of its net sales from customers in the business of publishing textbooks intended for the ELHI and college markets and is thereby dependent upon the sale of books to these markets. Our business would suffer if consumption of these products decreased or if these products became obsolete, e.g., if there were a shift to use of online materials. If we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our business, financial condition and results of operations could be materially and adversely affected.

Our results of operations are subject to variations due to the textbook adoption cycle and government funding for education spending.

Our Educational Textbook business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for education spending. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of economic conditions, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations. Lower than expected sales by us due to the cyclicality of the textbook adoption cycle and pricing pressures that may result during any downturn in the textbook adoption cycle or as a reduction in government funding for education spending could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to the notes and our other indebtedness.

Our results of operations are dependent on certain principal production facilities.

We are dependent on certain key production facilities. For example, our Educational Textbook business is dependent on the Jefferson City, Missouri production facility for the production of four-color case-bound textbooks. Any disruption of production capabilities at this facility for a significant term could lead to the loss of customers during any period during which production is interrupted and adversely affect our business, financial condition and results of operations. Similarly, certain sampling system, direct mail and graduation announcement products are generally each produced in a dedicated facility. Any disruption of production capabilities at any of our key dedicated facilities could adversely affect our business, financial condition and results of operations.

Actions taken by the U.S. Postal Service could have a material adverse effect on our sampling system business.

Sampling products are approved by the U.S. Postal Service, or USPS, for inclusion in subscription magazines mailed at periodical postage rates. USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packets, sachets and blisterpacks, because these competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine’s entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. If the USPS approves other competing types of sampling products for use in subscription magazines without requiring a postal surcharge, or reclassifies our sampling products such that they would incur a postal surcharge, it could have a material adverse effect on our sampling system business, financial condition and results of operations.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of December 31, 2005, we had approximately 7,700 full-time employees. As of December 31, 2005, approximately 790 of Jostens’ employees were represented under two collective bargaining agreements that expire in June and August of 2007 and approximately 660 employees from our Marketing and Publishing Services business were represented under six collective bargaining agreements. These collective bargaining agreements expire at various times between March 2007 and November 2009.

We may not be able to negotiate subsequent labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. In addition, if our other employees were to become unionized, we could experience a further disruption of our operations and/or higher ongoing labor costs, which could adversely affect our businesses, financial condition and results of operations. Given the seasonality of our business, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner.

We are subject to environmental obligations and liabilities that could impose substantial costs upon us and may adversely affect our financial results and our ability to service our debt.

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Costs incurred to comply with such laws and regulations have become more stringent over time.

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

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We use a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those of our sampling system and direct mail business, which derives a substantial portion of its revenues from products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of sampling systems and direct mail products are not covered by any patent or patent application. Furthermore, certain of the patents that we use in our sampling system business will expire over time. Our competitors may independently develop equivalent or superior know-how, trade secrets or production methods.

We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in any such litigation, and the results or costs of any such litigation may have a material adverse effect on our business, financial condition and results of operations. The expense involved in Arcade intellectual property litigation, for example, has been and could continue to be significant. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of its outcome.

Our controlling shareholders, affiliates of KKR and DLJMBP III, may have interests that conflict with our other investors.

We are controlled by affiliates of KKR and DLJMBP III (the “Sponsors”). These investors collectively control our affairs and policies. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of our other investors. In addition, these shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other investors if the transactions resulted in our being more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our shareholders may conflict with those of the debtholders. In that situation, for example, our debtholders might want us to raise additional equity from the Sponsors or other investors to reduce our leverage and pay our debts, while the Sponsors might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp. and Primedia Inc. Further, if they pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

We are dependent upon certain members of our senior management.

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, particularly Marc Reisch, our Chairman, President and Chief Executive Officer. The loss of Mr. Reisch’s services or the services of other members of senior management could have a material adverse effect on our company.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2005, we had outstanding indebtedness of $1,529.8 million, including $11.9 million outstanding in the form of short-term borrowings under our revolving credit facility and $16.7 million outstanding in the form of letters of credit. As of December 31, 2005, we had availability of $221.4 million (net of standby letters of credit and short-term borrowings) under our revolving credit facility.

Our substantial indebtedness could:

•      make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

•      require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•      limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;

•      make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•      limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes; and

•      place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase because the entire amount of our debt under our senior secured credit facilities bears interest at floating rates, initially, at our option, at either adjusted LIBOR plus 2.50% per annum for the U.S. dollar denominated loans under the revolving credit facility and LIBOR plus 2.25% per annum for the Term Loan C Facility or the alternate base rate plus 1.50% for U.S. dollar denominated loans under the revolving credit facility and base rate plus 1.25% for the Term Loan C Facility (or, in the case of Canadian dollar denominated loans under the revolving credit facility, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50% per annum). If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We will be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Our senior secured credit facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the senior secured credit facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the senior secured credit facilities and (3) up to $100 million of additional indebtedness. As of December 31, 2005, our senior secured credit facilities permitted additional borrowings of up to $221.4 million (net of standby letters of credit and short-term borrowings of approximately $28.6 million) under our revolving credit facility.

Our senior secured credit facilities allow us to incur additional term loans under the Term Loan C Facility or under a new term loan facility, in each case in an aggregate principal amount of up to $300 million, subject to (1) the absence of any default under the senior secured credit facilities before and after giving effect to such loans, (2) the accuracy of all representations and warranties in the credit agreement and security documents for the senior secured credit facilities, (3) our pro forma compliance with financial covenants under the senior secured credit facilities after giving effect to such loans and (4) our ability to obtain commitments from one or more lenders to make such loans. Any additional term loans will have the same security and guarantees as the Term Loan C Facilities. One-half of this amount may be incurred under the indenture governing the Visant notes as permitted debt. All of those borrowings may rank senior to the Visant notes and subsidiary guarantees thereof and any indebtedness incurred by subsidiaries of Holdings would be structurally senior to the debt of Holdings, including outstanding Holdings notes. If new debt is added to our anticipated debt levels, the related risks that we now face, including those described above, could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

For the year ended December 31, 2005, Visant voluntarily prepaid $203.5 million of scheduled payments under the term loans in its senior secured credit facilities, including all principal payments due in 2005 through mid-2010. With these prepayments, the outstanding balance under the Term Loan A was extinguished. Amounts borrowed under the term loans that are repaid or prepaid may not be reborrowed. Our annual payment obligations for 2005 with respect to our existing indebtedness were comprised of approximately $95.1 million of interest payments. Our ability to pay interest on and principal on our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Visant notes and the Holding notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the senior secured credit facilities, the indenture governing the Holdings notes and the indenture governing the Visant notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the notes.

Repayment of our debt, including the Visant notes and the Holdings notes, is dependent on cash flow generated by our subsidiaries.

Both Visant and Holdings are holding companies, and all of our assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Visant notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. The Holdings notes are not guaranteed by any of Holdings’ subsidiaries. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Visant notes and the Holdings notes. Each of our subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Visant notes and the Holdings notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Visant notes and the Holdings notes.

The terms of our senior secured credit facilities and the indentures governing the Visant notes and the Holding notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facilities and the indentures governing the Visant notes and the Holdings notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to engage in acts that may be in our best long-term interests. Our senior secured credit facilities include financial covenants, including requirements that we:

•      maintain a minimum interest coverage ratio; and

•      not exceed a maximum total leverage ratio.

The financial covenants contained in our senior secured credit facilities become more restrictive over time. In addition, our senior secured credit facilities limit our ability to make capital expenditures and require that we use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

Our senior secured credit facilities also include covenants restricting, among other things, our ability to:

•      create liens;

•      incur additional debt (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements) or issue preferred stock;

•      pay dividends, or make redemptions and repurchases, with respect to capital stock;

•      prepay, or make redemptions and repurchases of, subordinated debt;

•      make loans and investments;

•      make capital expenditures;

•      engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•      change the business conducted by Visant Secondary Holdings Corp., us or our subsidiaries; and

•      amend the terms of subordinated debt.

The indentures relating to the Visant notes and the Holdings notes also contain numerous covenants including, among other things, restrictions on our ability to:

•      incur or guarantee additional indebtedness or issue disqualified or preferred stock;

•      create liens;

•      pay dividends or make other equity distributions;

•      repurchase or redeem capital stock;

•      make investments or other restricted payments;

•      sell assets or consolidate or merge with or into other companies;

•      create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; and

•      engage in transactions with affiliates.

As of December 31, 2005, we were in compliance with all covenants under our material debt obligations. The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements, however, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our senior secured credit facilities would result in a default under the senior secured credit facilities. If any such default occurs, the lenders under the senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under the Visant notes and Holdings notes. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 2.  PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest

Jostens Scholastic	Topeka, Kansas (2)	236,000	Owned
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Denton, Texas	56,000	Owned
	Attleboro, Massachusetts	52,000	Owned
	Owatonna, Minnesota	30,000	Owned
	Burnsville, Minnesota	47,000	Leased

Jostens Yearbook	Winston-Salem, North Carolina	132,000	Owned
	Clarksville, Tennessee	105,000	Owned
	Visalia, California	96,000	Owned
	State College, Pennsylvania	66,000	Owned
	State College, Pennsylvania	10,900	Leased

Jotens Photo	Winnipeg, Manitoba	66,000	Owned
	Indianapolis, Indiana	8,800	Owned
	Winnipeg, Manitoba	13,000	Leased

Marketing and Publishing Services	Owensville, Missouri	450,000	Owned
	Eldridge, Iowa	325,000	Owned
	Broadview, Illinois	212,000	Owned
	Pennsauken, New Jersey	145,000	Owned	(3)
	Chattanooga, Tennessee	67,900	Owned
	Chattanooga, Tennessee	36,700	Owned
	Chattanooga, Tennessee	29,500	Owned
	Baltimore, Maryland	60,000	Leased
	Arlington Heights, Illinois	47,000	Leased
	Paris, France	4,600	Leased

Educational Textbook	Jefferson City, Missouri	636,000	Owned

(1)   Excludes properties held for sale.

(2)   Also houses yearbook production.

(3)   Includes approximately 31,600 square footage of a leased bindery facility.

We lease a number of warehouse facilities to support our production. We maintain Visant’s executive office in leased space in Armonk, New York, and Jostens’ executive offices in owned space in Bloomington, Minnesota. Jostens will be relocating to leased facilities in Bloomington in the second quarter of 2006. In addition, we lease other sales and administrative office space and photography space in other locations. In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business. In addition, certain of our properties are subject to a mortgage held by Visant’s lenders under its senior secured credit facilities.

ITEM 3.  LEGAL PROCEEDINGS

On February 11, 2004, plaintiff Christian Pocino filed a complaint against Jostens in the Superior Court of California for the County of Los Angeles for alleged breach of express warranty (Cal. Comm. Code Section 2313), and for alleged violation of California’s false advertising and unfair competition laws (Cal. Bus. & Prof. Code Sections 17500 and 17200).

The plaintiff alleged that Jostens violated these laws by purportedly violating Federal Trade Commission “guides” with regard to the marketing and sale of jewelry. Specifically, plaintiff contended that: (1) Jostens failed to comply with the FTC guide that every use of the word “stone” be immediately preceded by the word “imitation”, “synthetic” or a similar term; and (2) Jostens failed to comply with a separate FTC guide relating to use of the word silver in connection with Jostens’ SilverElite® with platinum alloy. The plaintiff sought equitable relief and unspecified monetary damages on behalf of himself and a purported class of similarly-situated consumers.

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

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum. On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint. On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend. The plaintiff filed a second amended complaint dated December 16, 2004. The court dismissed the action on January 26, 2005. The plaintiff has appealed the court’s decision. Jostens filed its appellate brief in late October 2005 and oral arguments were heard on March 15, 2006. A decision is expected before the end of June 2006.

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed a voluntary disclosure to limit its monetary exposure. The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years. Additionally, Customs may impose interest on the loss of revenue, if any is determined. Presently, no formal notice of, or demand for, any alleged loss of revenue has been issued by Customs. A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004. Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability. However, we cannot assure you that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, we cannot assure you in this regard.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent on November 2, 2005, a majority of the stockholders approved the reduction of the size of the Audit Committee from three to two members.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock. As of March 23, 2005, there were 29 stockholders of record of the Holdings Class A Common Stock and one stockholder of record of the Holdings

Class C Common Stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdings. Holdings beneficially owns 100% of the common stock of Visant.

Holdings has not paid cash dividends on its common stock. Holdings intends to offer, subject to market and other conditions, up to $350 million aggregate principal amount of senior notes in a private offering. Holdings intends to use the net proceeds from this offering to fund a dividend to its stockholders, in an amount to be determined by its Board of Directors, and to pay fees and expenses, and the remaining net proceeds, if any, will be used for general corporate purposes. Visant may from time to time pay cash dividends on its common stock, including to permit Holdings to make required payments relating to its Holdings notes. Each of the senior secured credit facilities and the indenture relating to the Visant notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdings.

The indenture relating to the Holdings notes generally restricts the payment of dividends by Holdings on shares of common stock, subject to certain exceptions (other than dividends payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings). Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
2004 Stock Option Plan	332,197	$96.10	67,494
2003 Stock Incentive Plan	56,079	$87.12	237,601

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended December 31, 2005, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except (a) on October 28, 2005, Holdings sold 3,122 shares of its Class A Voting Stock (the “Class A Common Stock”) to a member of management for an aggregate purchase price of $300,037 and (b) on November 2, 2005, Holdings sold 3,122 shares of its Class A Common Stock to a director of Holdings for an aggregate purchase price of $300,037, in each case in reliance on Section 4(2) of the Securities Act.

On October 28, 2005 and November 2, 2005, respectively, Holdings issued 9,365 and 3,122 options to purchase Class A Common Stock with an exercise price of $96.10401 per share to a certain member of management under the 2004 Stock Option Plan, as amended and restated.

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data of Holdings set forth below presents the consolidated financial data of Holdings, Von Hoffmann and Arcade after July 29, 2003 as a result of the common ownership of these entities by affiliates of DLJMBP III on such date. The selected historical financial data for the successor periods of fiscal years ended December 31, 2005, January 1, 2005, the five month period from July 30, 2003 to January 4, 2004 and the predecessor periods, including the seven month period from December 29, 2002 to July 29, 2003 and each of the two fiscal years in the period ended December 28, 2002, has been derived from our audited historical consolidated financial statements. The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In millions, except for ratios	2005	2004	2003	2003	2002	2001

Statement of Operations Data (1):
Net sales	$1,498.3	$1,462.2	$502.7	$504.1	$756.0	$736.6
Cost of products sold	870.4	915.0	335.9	218.6	316.0	311.2
Gross profit	627.9	547.2	166.8	285.5	440.0	425.3
Selling and administrative expenses	434.7	433.9	168.5	196.4	306.4	300.9
(Gain) loss on disposal of assets	(2.8)	0.1	—	—	—	—
Transaction costs (2)	1.3	15.9	0.2	31.0	—	—
Special charges (3)	7.2	15.7	—	—	—	2.5
Operating income (loss)	187.5	81.6	(1.9)	58.1	133.6	121.9
Loss on redemption of debt (4)	—	75.8	0.5	13.9	1.8	—
Interest expense, net	125.2	160.3	68.0	32.5	67.3	76.8
Other income	—	(1.0)	—	—	—	—
Income (loss) from continuing operations before income taxes	62.3	(153.5)	(70.4)	11.7	64.5	45.1
Provision for (benefit from) income taxes	25.7	(52.8)	(19.2)	8.7	36.2	18.6
Income (loss) from continuing operations	36.6	(100.7)	(51.2)	3.0	28.3	26.5
Gain (loss) on discontinued operations, net of tax	—	—	—	—	1.6	(22.4)
Cumulative effect of accounting change, net of tax	—	—	—	4.6	—	—
Net income (loss)	36.6	(100.7)	(51.2)	7.6	29.9	4.1
Dividends and accretion on redeemable preferred shares	—	—	—	(6.5)	(11.7)	(10.2)
Net income (loss) available to common stockholders	$36.6	$(100.7)	$(51.2)	$1.1	$18.2	$(6.1)

Statement of Cash Flows:
Net cash provided by (used in) operating activities	$168.5	$114.1	$103.0	$(6.8)	$55.5	$71.6
Net cash used in investing activities	(39.1)	(37.9)	(552.3)	(11.9)	(22.8)	(15.8)
Net cash (used in) provided by financing activities	(193.7)	(40.5)	482.3	12.9	(64.8)	(39.3)

Other Financial Data (1):
Ratio of earnings to fixed charges and preferred stock dividends (5)	1.5x	—	—	1.3x	1.9x	1.6x
Depreciation and amortization	$105.4	$164.2	$47.8	$14.6	$26.9	$28.6
Adjusted EBITDA (6)	319.6	287.7	86.2	105.4	160.9	153.0
Capital expenditures	49.2	49.3	20.7	6.1	22.8	22.2

Balance Sheet Data:
Cash and cash equivalents	$20.7	$85.0	$49.1		$10.9	$43.1
Property and equipment, net	235.9	241.1	272.1		65.4	68.2
Total assets	2,365.3	2,511.4	2,522.6		327.5	374.6
Total debt	1,513.1	1,695.5	1,476.4		589.4	647.0
Redeemable preferred stock (7)	—	—	258.8		70.8	59.0
Stockholders' equity (deficit)	255.3	212.3	173.9		(582.5)	(599.1)

(1)          Certain selected financial data have been reclassified for all periods prior to 2004 and presented to reflect the results of discontinued operations consisting of the exit of Jostens’ Recognition business.  See Note 19, Discontinued Operations, to our Consolidated Financial Statements.

(2)          For 2005 and 2004, transaction costs represented $1.3 million and $15.9 million, respectively, of expenses incurred in connection with the Transactions.  For the successor period in 2003, transaction costs represent $0.2 million of expenses incurred in connection with the 2003 Jostens merger.   For the predecessor period in 2003, transaction costs represent $31.0 million of expenses incurred in connection with the 2003 Jostens merger.

(3)          For 2005, special charges consisted of restructuring charges of $6.9 million for employee severance related to closed facilities and $0.3 million related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  For 2004, special charges consisted of restructuring charges of $3.9 million for employee severance and equipment relocation related to closure of the Frederick, Maryland and Precision Offset Printing, Inc. facilities and $11.8 million of restructuring charges consisting primarily of severance costs for the termination of senior executives and other employees associated with reorganization activity as a result of the Transactions.  For 2001, special charges represented $2.1 million of severance costs in conjunction with the termination of three senior executives and $0.4 million to write off an investment in a joint venture in Mexico.

(4)          For 2004, loss on redemption of debt represented a loss of $75.4 million in connection with repayment of all existing indebtedness and remaining preferred stock of Jostens, Von Hoffmann and Arcade in conjunction with the Transactions and a loss of $0.4 million in connection with the repurchase of $5.0 million principal amount of Jostens’ 12 ¾% senior subordinated notes prior to the Transactions.  For the successor period in 2003, loss on redemption of debt represented a loss of $0.5 million in connection with the repurchase of $8.5 million principal amount of Jostens’ 12 ¾% senior subordinated notes.  For the predecessor period in 2003, loss on redemption of debt represented a loss of $13.9 million consisting of the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ senior secured credit facility.  For 2002, loss on redemption of debt represented a loss of $1.8 million in connection with the repurchase of $7.5 million principal amount of Jostens’ 12¾% senior subordinated notes.

(5)          For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges.  Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs (and for any period subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) 150, accretion of preferred stock dividends), and the portion of rental expense that we believe is representative of the interest component of rental expense.  For 2004 and the successor period in 2003, earnings did not cover fixed charges by $153.5 million and $70.4 million, respectively.

(6)          Adjusted EBITDA is defined as net income (loss) plus net interest expense, income taxes, and depreciation and amortization, excluding certain non-recurring items.  Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the indentures governing the Visant notes and Holdings notes and our senior secured credit facilities. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indentures governing the Visant notes and the Holdings notes would prohibit Holdings and its restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  The folling sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003	2002	2001
Net income (loss)	$36.6	$(100.7)	$(51.2)	$7.6	$29.9	$4.1
Interest expense, net	125.2	160.3	68.0	32.4	67.3	76.8
Provision for (benefit from) income taxes	25.7	(52.8)	(19.2)	8.7	36.2	18.6
Depreciation and amortization expense	105.4	164.2	47.8	14.6	26.9	28.6
EBITDA	292.9	171.0	45.4	63.3	160.3	128.1

Transaction costs (a)	1.3	15.9	0.2	31.0	—	—
Special charges (b)	7.2	15.7	—	—	—	2.5
Loss on redemption of debt (c)	—	75.8	0.5	13.9	1.8	—
Jostens diploma incremental costs (d)	14.7	—	—	—	—	—
(Gain) loss on disposal of fixed assets (e)	(2.8)	0.1	—	—	—	—
Elimination of purchase accounting (f)	—	—	37.7	—	—	—
Management and advisory fees	3.0	2.0	2.0	—	—	—
Cumulative effect of accounting change, net of tax (g)	—	—	—	(4.6)	—	—
(Gain) loss on discontinued operations, net of tax (h)	—	—	—	—	(1.6)	22.4
Other (i)	3.3	7.2	0.4	1.8	0.4	—
Adjusted EBITDA	$319.6	$287.7	$86.2	$105.4	$160.9	$153.0

(a)  Consists of costs incurred in connection with the October 4, 2004 transactions and the 2003 Jostens merger.

(b)  Consists of restructuring costs incurred for 2005 and 2004. The amount in 2001 includes $2.1 million of severance costs and $0.4 million to write off an investment in a joint venture in Mexico.

(c)  Represents loss on redemption of debt in connection with: (i) for the fiscal year ended December 28, 2002, Jostens’ repurchase of $7.5 million principal amount of Jostens’ 12¾% Senior Subordinated Notes; (ii) for the predecessor seven month period from December 29, 2002 through July 29, 2003, the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ old senior secured credit facility;  and (iii) for the successor five month period from July 30, 2003 through January 3, 2004, Jostens’ repurchased $8.5 million principal amount of Jostens’ 12¾% Senior Subordinated Notes.

(d) Relates to higher than planned diploma production and delivery costs in connection with the manufacturing inefficiencies resulting from relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain other facilities in 2005.

(e) Primarily includes gains on the sale of the Marketing and Publishing Services segment’s Frederick, Maryland facility and Jostens Scholastic’s Red Wing, Minnesota facility.

(f)  Elimination of purchase accounting represents eliminating the write-up to inventory that was recorded in applying purchase accounting, as such inventory was sold by Jostens during the period. Jostens had written up the value of its inventory by $37.7 million in connection with the 2003 Jostens Merger.

(g)  For the predecessor seven month period from December 29, 2002 through July 29, 2003, the cumulative effect of accounting change, net of tax, results from Jostens’ revaluation of its preferred stock upon adoption of SFAS 150.

(h)  For all periods presented, (gain) loss on discontinued operations, net of tax, consists of charges incurred in connection with the closure of Jostens’ Recognition business.

(i)  Consists primarily of consulting fees and certain non-recurring items.

(7)             Liquidation preference of redeemable preferred stock as of the end of 2003, 2002 and 2001 was $222.6 million, $86.3 million and $75.2 million, respectively, including accrued dividends.

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

Presentation

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than the Holdings notes, which had an accreted value of $184.7 million and $167.2 million as of December 31, 2005 and January 1, 2005, respectively, including interest, thereon.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP completed the Transactions, which created a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed. After giving effect to the issuance of equity to additional members of management, as of March 1, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of Holdings’ voting interests, while each continued to hold approximately 44.6% of Holdings’ economic interest.

These Transactions were accounted for as a combination of interests under common control.

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of Visant notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million including the redemption value of certain remaining redeemable preferred stock.

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  We were formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade.

We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces.  Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality and service and price.

During the fourth quarter of 2005, we further disaggregated the Company’s reportable segments, to reflect better our operations following the integration of the companies as a result of the Transactions and the manner in which the chief operating decision-maker regularly assesses the information for decision-making purposes.  As a result, our reportable segments consist of:

•                    Jostens Scholastic - provides services related to the marketing, sale and production of class rings and graduation products;

•                    Jostens Yearbook - provides services related to the publication, marketing, sale and production of school yearbooks;

•                    Jostens Photo - provides school photography services;

•                    Marketing and Publishing Services - produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative products and services to the direct marketing sector.  The group also produces testing and supplemental materials and related components for educational publishers; and

•                    Educational Textbook - produces four-color case-bound educational textbooks.

For additional financial and other information about our operating segments, see Note 18, Business Segments, to the Consolidated Financial Statements.

General

We experience seasonal fluctuations in our net sales tied primarily to the North American school year.  We recorded approximately 38% of our annual net sales for fiscal 2005 during the second quarter of our fiscal year.  Jostens generates a significant portion of its annual net sales in the second quarter.  Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of textbooks are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year.  The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January.  Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.  The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future.  These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.  The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most product lines when we realize such increases. Increases in paper prices that began in 2004 are expected to continue through 2006.

In connection with the relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain of its other facilities, Jostens Scholastic experienced significant manufacturing inefficiencies in 2005. As a result of its commitment to minimize the impact to its customers, Jostens incurred $14.7 million of costs in an effort to address these manufacturing inefficiencies. These costs include, in certain cases, providing at Jostens’ cost, temporary diploma covers to meet spring graduation deliveries, which were later replaced with permanent diploma covers, significant expedited freight charges, and other efforts to address customer issues to minimize the long-term impact on customer relationships.

Other Transactions

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

Restructuring Activity

For the year ended December 31, 2005, we incurred $7.2 million of special charges, including restructuring charges of $2.9 million, $1.7 million and $0.5 million related to severance and benefit costs for Jostens Scholastic, Jostens Yearbook and Jostens Photo, respectively.  Headcount reductions totaled 57, 23 and 7 employees for Jostens Scholastic, Jostens Yearbook and Jostens Photo, respectively.  Marketing and Publishing Services incurred $1.3 million of severance and benefit costs related to a reduction in personnel of 77 employees, as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  Educational Textbooks recorded severance and benefit costs of $0.5 million related to a reduction in personnel of 21 employees.  As of December 31, 2005, we paid $5.7 million related to restructuring initiatives begun in 2005 (“2005 initiatives”), which have affected 185 employees.

Restructuring accruals of $3.3 million as of December 31, 2005 and $8.1 million as of January 1, 2005 are included in other accrued liabilities in the consolidated balance sheets.  The accruals as of January 1, 2005 include amounts provided for severance related to reductions in corporate and administrative employees for all reportable segments, as well as the shutdown of one of the Marketing and Publishing Services segment’s facilities.

On a cumulative basis through December 31, 2005, we incurred $13.4 million in employee severance costs related to initiatives begun in 2004 (“2004 initiatives”), which affected 310 employees.  To date, we have paid $11.4 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2005 were as follows:

	2005 Initiatives		2004 Initiatives		Total
		No. of		No. of		No. of
		employees		employees		employees
In thousands	Amount	affected	Amount	affected	Amount	affected
Balance at January 1, 2005	$—	—	$8,121	162	$8,121	162
Restructuring charges	6,948	185	—	—	6,948	185
Severance paid	(5,691)	(181)	(6,094)	(162)	(11,785)	(343)
Balance at December 31, 2005	$1,257	4	$2,027	—	$3,284	4

We expect the majority of the remaining severance related to the 2004 and 2005 Initiatives to be paid during the first quarter of 2006.

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

As a result of the 2003 Jostens merger, we have reflected a Jostens predecessor period from December 29, 2002 to July 29, 2003 and a successor period from July 30, 2003 to January 3, 2004 (together, the “Twelve Month 2003” period)

in management’s discussion and analysis of financial condition and results of operations for fiscal 2003.  The financial information for the predecessor periods prior to July 29, 2003 is that of Jostens and its wholly-owned subsidiaries and was prepared using Jostens’ historical basis of accounting.

The Twelve Month 2003 period, which includes seven months of Jostens’ operations (predecessor) and five months of the operations of all three Jostens’ segments combined with the Marketing and Publishing Services and Educational Textbook segments, has been presented as a basis for comparison to 2004 results, because we believe such a presentation provides the reader more meaningful information than if results of operations were discussed comparing the predecessor and successor periods of 2003 separately.

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31. Fiscal year 2005, 2004, and the successor period in 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Fiscal years 2005 and 2004 each consisted of fifty-two weeks, while the combined predecessor and successor periods in 2003 consisted of fifty-three weeks. This additional week did not have a significant effect on the variances between periods discussed herein.

Critical Accounting Policies and Estimates

In the ordinary course of business, management makes a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ significantly from those estimates and assumptions.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management’s judgment about the effect of matters that are uncertain.

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, continued value of goodwill and intangibles, recoverability of long-lived assets, pension and other postretirement benefits and income tax.  Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made.  Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, we recognize revenue when the earnings process is complete, evidenced by an agreement between us and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and we have no further performance obligations.

Goodwill and Indefinite-Lived Intangible Assets

Under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions.  The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.  The impairment testing was completed as of the beginning of our fourth quarter and we believe that there are no indications of impairment.  However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of 2005 and 2004 totaled approximately $1.4 billion for both periods.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items such as capital assets for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  On a consolidated basis, we have established a tax valuation allowance of $17.7 million as of the end of fiscal 2005 related to capital loss carryforwards and foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized.  During 2004, as a result of the Transactions, the valuation allowance attributable to accrued interest was reduced by approximately $12.5 million because the related tax benefit is likely to be fully realized.  The valuation allowance was also reduced by approximately $10.7 million because a capital loss carryforward expired at the end of 2004.

Pension and Other Postretirement Benefits

Jostens sponsors several defined-benefit pension plans that cover nearly all of its employees.  Jostens also provides certain medical and life insurance benefits for eligible retirees.  On January 1, 2006, Jostens closed the pension plans to all newly hired non-union employees and the retiree medical plan to all employees who did not meet certain age and service requirements.  Pension benefits for current salaried nonunion employees who participate in one of the Jostens pension plans were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006, provided that employees who were at least age 45 with 15 or more years of service, were grandfathered under the old formula.  Eligible employees from The Lehigh Press, Inc. also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004.

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

The following is a summary of the three key assumptions that were used in determining 2005 pension expense for Jostens and Von Hoffmann, along with the impact of a 1% change in each assumed rate.  Modification of these assumptions does not impact Jostens’ and Von Hoffmann’s respective pension funding requirements.

Assumption	Rate	Impact of 1% increase		Impact of 1% decrease
Discount rate (1)	5.96%	$(796)	(3)	$2,917
Expected return on plan assets	9.50%	(2,220)	(3)	2,220
Rate of compensation increases (2)	5.60%	700		(608	)(3)

(1)             A discount rate of 6.00% was used for all plans with the exception of one of the Jostens pension plans and the Lehigh Supplemental Retirement Plan, both of which used a 6.00% discount rate for the first quarter and a 5.75% discount rate for the last three quarters of fiscal year 2005 due to the plan merger event on December 31, 2004.  The weighted average discount rate for the combined plans was 5.96%.

(2)             The average compensation rate was 6.30% and 3.00% for Jostens and Lehigh, respectively.  The weighted average compensation rate for the combined salary-related plans was 5.60%.

(3)             Indicates reduction of annual pension expense.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal years 2005 and 2004 (successor), the Twelve Month 2003 period, the successor period from July 30, 2003 to January 3, 2004 and the predecessor period from December 29, 2002 to July 29, 2003.  In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

							% Change
				Holdings	Jostens, Inc.	% Change	between
	Holdings			(Successor)	(Predecessor)	between	Twelve Months
	(Successor)		Twelve Months	Five Months	Seven Months	2004 and	2003 and
In thousands	2005	2004	2003	2003	2003	2005	2004
Net sales	$1,498,250	$1,462,161	$1,006,722	$502,664	$504,058	2.5%	45.2%

Gross profit	627,893	547,197	452,302	166,838	285,464	14.7%	21.0%
% of net sales	41.9%	37.4%	44.9%

Selling and administrative expenses	434,635	433,923	364,900	168,470	196,430	0.2%	18.9%
% of net sales	29.0%	29.7%	36.2%

(Gain) loss on disposal of assets	(2,763)	145	—	—	—	NM	NM

Transaction costs	1,324	15,899	31,186	226	30,960	(91.7)%	(49.0)%

Special charges	7,208	15,663	—	—	—	NM	NM

Operating income (loss)	187,489	81,567	56,216	(1,858)	58,074	129.9%	45.1%
% of net sales	12.5%	5.6%	5.6%

Interest expense, net	125,144	160,279	100,436	67,990	32,446	(21.9)%	59.6%

Loss on redemption of debt	—	75,849	14,381	503	13,878	(100.0)%	427.4%

Provision for (benefit from) income taxes	25,696	(52,771)	(10,541)	(19,236)	8,695	148.7%	(400.6)%

Cumulative effect of accounting change	—	—	4,585	—	4,585	NM	NM

Net income (loss)	36,649	(100,698)	(43,475)	(51,115)	7,640	136.4%	(131.6)%

NM = Not meaningful

We consider our business to be managed on the basis of five reportable segments:  Jostens Scholastic, Jostens Yearbook, Jostens Photo, Marketing and Publishing Services and Educational Textbook.  The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal years 2005 and 2004 and the successor period from July 30, 2003 to January 3, 2004.  As a result of the 2003 Jostens merger, we have accounted for the consolidation of Jostens, Von Hoffmann and Arcade as entities under common control as of July 30, 2003.  Since the Marketing and Publishing Services segment consists of the operations of Von Hoffmann, including its subsidiary, Lehigh Press, as well as Arcade, our consolidated results of operations prior to July 30, 2003 do not include the operations of the Marketing and Publishing Services segment.  The Educational Textbook segment consists of one of Von Hoffmann’s facilities, which is also not included in our consolidated results of operations prior to July 30, 2003.  For additional financial information about our operating segments, see Note 18, Business Segments to our Consolidated Financial Statements.

						% Change	% Change
				Holdings	Jostens, Inc.	between	between
	Holdings			(Successor)	(Predecessor)	Twelve Months	Twelve Months
	(Successor)		Twelve Months	Five Months	Seven Months	2004 and	2003 and
In thousands	2005	2004	2003	2003	2003	2005	2004
Net sales
Jostens Scholastic	$424,984	$406,081	$400,862	$145,791	$255,071	4.7%	1.3%
Jostens Yearbook	348,512	333,623	321,498	93,051	228,447	4.5%	3.8%
Jostens Photo	66,893	67,535	65,869	45,329	20,540	(1.0)%	2.5%
Marketing and Publishing Services	479,269	466,975	155,481	155,481	—	2.6%	200.3%
Educational Textbook	186,968	194,722	65,490	65,490	—	(4.0)%	197.3%
Inter-segment eliminations	(8,376)	(6,775)	(2,478)	(2,478)	—	NM	NM
Net sales	$1,498,250	$1,462,161	$1,006,722	$502,664	$504,058	2.5%	45.2%

Operating income (loss)
Jostens Scholastic	$33,064	$32,301	$12,272	$(6,485)	$18,757	2.4%	163.2%
Jostens Yearbook	67,682	3,910	25,123	(22,127)	47,250	1631.0%	(84.4)%
Jostens Photo	3,006	496	(1,877)	6,056	(7,933)	506.0%	(126.4)%
Marketing and Publishing Services	65,032	20,815	13,708	13,708	—	212.4%	51.8%
Educational Textbook	18,705	24,045	6,990	6,990	—	(22.2)%	244.0%
Operating income (loss)	$187,489	$81,567	$56,216	$(1,858)	$58,074	129.9%	45.1%

NM = Not meaningful

Year Ended December 31, 2005 Compared to the Year Ended January 1, 2005 (“2004”)

Net sales.   Consolidated net sales increased $36.1 million, or 2.5%, to $1,498.3 million from $1,462.2 million in 2004. Our Jostens Scholastic business reported full year 2005 net sales of $425.0 million, an increase of 4.7% over the $406.1 million in 2004. This year-over-year increase was primarily attributable to stronger sales of both class rings and graduation products, as well as pricing increases.  The Jostens Yearbook segment reported full year 2005 net sales of $348.5 million, an increase of 4.5% over the $333.6 million in 2004, due to stronger sales volume as well as pricing increases.  The Jostens Photo segment reported full year 2005 net sales of $66.9 million, a decrease of l.0% from $67.5 million in 2004.

Our Marketing and Publishing Services segment reported 2005 net sales of $479.3 million, an increase of 2.6% over the $467.0 million reported in 2004.  This growth was primarily attributable to increased direct marketing and sampling volume, partially offset by approximately $12.2 million of a reduction in sales related to the closure of the Frederick, Maryland facility during the first quarter of 2005.  Net sales for the Educational Textbook business were $187.0 million for full year 2005, a decrease of 4.0%, compared to $194.7 million of net sales in 2004.  The decrease in net sales from textbooks was primarily attributable to lower pricing and lower sales of paper to customers.

Gross profit.  Gross profit increased $80.7 million, or 14.7%, to $627.9 million for 2005 from $547.2 million for 2004.  As a percentage of net sales, gross profit margin increased to 41.9% for 2005 from 37.4% for 2004.

The increased gross profit as a percent of sales was primarily a result of a reduction of approximately $49.9 million in purchase accounting depreciation and amortization relating to Jostens compared to 2004. This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003. Excluding the impact of these adjustments, gross margin increased to 42.2%  in 2005 from an adjusted gross margin of 41.2% in 2004. This increase was primarily due to margin improvement in Jostens Yearbook production, primarily resulting from pricing increases, offset by the $14.7 million of incremental diploma costs incurred at Jostens Scholastic to address manufacturing inefficiencies as a result of the relocation of Jostens’ diploma operation at its Red Wing, Minnesota manufacturing facility to other facilities.  Margins also improved for the Marketing and Publishing Services segment, offset by lower margins experienced in our Educational Textbook segment resulting from pricing pressure and manufacturing inefficiencies during peak production months.

Selling and administrative expenses.   Selling and administrative expenses increased $0.7 million, or 0.2%, to $434.6 million for 2005 from $433.9 million for 2004. As a percentage of net sales, selling and administrative expenses decreased 0.7 % to 29.0% for 2005 from 29.7% for 2004. The $0.7 million increase was primarily due to higher selling expenses, offset by the impact of administrative headcount reductions.

Gain on Disposal of Fixed Assets.  Gain on disposal of fixed assets was approximately $2.8 million for 2005, primarily related to the sale of two buildings, in Frederick, Maryland and Red Wing, Minnesota, respectively, which were sites of operations that were previously shut down. In 2004, loss on disposal of fixed assets was less than $0.2 million.

Special charges.  During 2005, we incurred $7.2 million of special charges including $6.9 million related to severance and benefit costs associated with a reduction in personnel of 185 employees and $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  During 2004, we incurred $15.7 million of special charges including $11.8 million related to severance and benefit costs and $3.9 million in connection with restructuring activities related to the Frederick, Maryland facility. In 2004, headcount reduction associated with restructuring activities totaled 310 employees.

Operating income.  As a result of the foregoing, consolidated operating income increased $105.9 million, or 130.0%, to $187.5 million for 2005 from $81.6 million for 2004. As a percentage of net sales, operating income increased to 12.5% for 2005 from 5.6% for 2004.

Jostens’ operating income increased $67.1 million, or 182.6%, to $103.8 million for 2005 compared to $36.7 million for 2004. The increase in Jostens’ operating income was primarily a result of approximately $49.9 million less purchase accounting depreciation and amortization than 2004 as well as increased net sales and the implementation of cost reduction initiatives and realization of operating synergies, offset by approximately $14.7 million of costs at Jostens Scholastic to address significant manufacturing inefficiencies.

The Marketing and Publishing Services segment’s operating income increased $44.2 million, or 212.4%, to $65.0 million for 2005 from $20.8 million for 2004, primarily as a result of special charges incurred in 2004, as well as favorable product mix, operating synergies and gains on the sale of assets of approximately $2.8 million, primarily relating to the sale of the Frederick, Maryland facility.

The Educational Textbook segment’s operating income decreased $5.3 million, or 22%, to $18.7 million for 2005 from $24.0 million in 2004 primarily as a result of lower pricing and manufacturing inefficiencies during peak production months, partially offset by operating synergies.

Net interest expense.  Net interest expense is comprised of the following:

	Holdings
	(Successor)
In thousands	2005	2004
Holdings:
Interest expense	$2	$193
Amortization of debt discount, premium and deferred financing costs	18,043	16,297
Interest income	(96)	(28)
Holdings interest expense, net	17,949	16,462
Visant:
Interest expense	94,808	98,559
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	38,816
Amortization of debt discount, premium and deferred financing costs	13,603	7,120
Interest income	(1,216)	(678)
Visant interest expense, net	107,195	143,817
Interest expense, net	$125,144	$160,279

Net interest expense decreased $35.1 million, or 21.9%, to $125.1 million for 2005 as compared to $160.3 million for 2004. The decrease was the result of our new debt structure at lower interest rates upon the consummation of the Transactions.

Provision for (benefit from) income taxes.  Our consolidated effective tax rate was 41.2% for 2005 compared with 34.4% for 2004.  For 2004, the rate of tax benefit was less than the statutory tax rate due to the effect of nondeductible interest expense. This effect was largely offset by the reduction of our valuation allowance for accrued high-yield interest, as further described in Note 15, Income Taxes, to our Consolidated Financial Statements. The 2004 effective rate of tax benefit was also unfavorably affected by nondeductible transaction costs.  For 2006, we anticipate a consolidated effective tax rate between 38% and 41%.

Net income.  As a result of the aforementioned items, net income increased $137.3 million to $36.6 million for 2005 from a loss of $100.7 million for 2004.

Year Ended January 1, 2005 (“2004”) Compared to the Twelve Month 2003 Period

Net sales.  Consolidated net sales increased $455.4 million, or 45.2%, to $1,462.2 million for 2004 from $1,006.7 for the Twelve Month 2003 period.  Our Jostens Scholastic business reported full year 2004 net sales of $406.1 million, an increase of 1.3% over $400.9 million in the Twelve Month 2003 period.  The increase was attributable to higher sales prices and increased sales volume for graduation regalia products partially offset by a reduction in other scholastic products’ sales volume.  The Jostens Yearbook segment reported full year 2004 net sales of $333.6 million, an increase of 3.8% over the $321.5 million in the Twelve Month 2003 period, primarily due to increased sales volume for yearbooks associated with our acquisition of a yearbook business in the latter part of 2003 and an increase in the number of color yearbook pages printed.  The Jostens Photo segment reported full year 2004 net sales of $67.5 million versus $65.9 million in the Twelve Month 2003 period.

Our Marketing and Publishing Services segment reported 2004 net sales of $467.0  million, an increase of 200.3% over the $155.5 million reported in 2003.  Net sales for the Educational Textbooks business were $194.7 million for full year 2004, an increase of 197.3%, compared to $65.5 million of net sales in the Twelve Month 2003 period.  These significant increases were attributable to an additional seven months of operations in 2004.

Gross profit.  Gross profit increased $94.9 million, or 21.0%, to $547.2 million for 2004 from $452.3 million for the Twelve Month 2003 period.  As a percentage of net sales, gross profit margin decreased 7.5% to 37.4% for 2004 from 44.9% for the Twelve Month 2003 period.  The consolidation of both the Marketing and Publishing Services and Educational Textbook businesses with Visant contributed $97.2 million of the gross profit increase, but negatively impacted gross profit margin by 6.0%, since both segments are characterized by typically lower gross margins than the Jostens segments.  Excluding costs associated with purchase accounting related to the 2003 Jostens merger ($54.6 million of depreciation and amortization expense in 2004 and $43.3 million of inventory costs and depreciation and amortization expense in 2003), Jostens’ gross profit increased $8.9 million, resulting in a 0.2% increase in gross profit margin.

Jostens’ gross profit was favorably impacted in 2004 by the sales fluctuations discussed above as well as the absence of prior year costs associated with difficulties we encountered in connection with an ERP system implementation.  In 2003, we incurred additional production costs, as well as certain selling and administrative expenses, in order to resolve those difficulties while continuing to provide timely delivery of our products.  Although our efforts minimized the impact to our customers, the associated costs negatively impacted our margins in 2003.  We have since resolved our production issues related to the ERP system installation.  Conversely, Jostens’ Scholastic business gross profit in 2004 was negatively impacted by increased costs for precious raw materials compared to 2003 as well as period costs associated with the facility closure and relocation of our graduation diploma production and customer service operations.

Selling and administrative expenses.  Selling and administrative expenses increased $69.0 million, or 18.9%, to $433.9 million for 2004 from $364.9 million for the Twelve Month 2003 period.  As a percentage of net sales, selling and administrative expenses decreased 6.5% to 29.7% for 2004 from 36.2% for the Twelve Month 2003 period.  The consolidation of both the Marketing and Publishing Services and Educational Textbook businesses contributed $50.4 million of the increased expense, but favorably impacted selling and administrative expenses as a percentage of net sales by 7.9%. Excluding costs associated with purchase accounting related to the 2003 Jostens merger ($40.9 million and $17.3 million of depreciation and amortization expense in 2004 and 2003, respectively), Jostens’ selling and administrative expenses decreased $4.3 million, or 1.3%.

Jostens’ $4.3 million decrease in selling and administrative expenses was primarily due to the absence of costs associated with the difficulties encountered with the ERP system implementation in 2003, lower information systems expense due to reduced depreciation expense in connection with fully amortized software and overall cost controls in 2004.  The decrease was partially offset by higher commission expense as a result of increased sales and additional investment in customer service in 2004.

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

Special charges.   During 2004, we incurred special charges totaling $15.7 million including $3.9 million in connection with restructuring activity related to the closure of the Frederick, Maryland facility, as well as the consolidation of the Von Hoffmann’s Precision Offset business with Lehigh.  The remaining $11.8 million of additional charges consist primarily of severance and related separation benefits for the departure of senior executives and other employees associated with reorganization activity as a result of the Transactions.

Operating income.  Operating income increased $25.4 million, or 45.1%, to $81.6 million for 2004 from $56.2 million for the Twelve Month 2003 period.  As a percentage of net sales, operating income was 5.6% for both 2004 and the Twelve Month 2003 period.  The consolidation of both the Marketing and Publishing Services and Educational Textbook segments contributed $24.3 million of the increase in operating income, while Jostens’ operating income increased $1.3 million in 2004 compared to 2003.  Excluding costs associated with purchase accounting related to the 2003 Jostens merger ($95.6 million of depreciation and amortization expense in 2004 and $60.7 million of inventory costs and depreciation and amortization expense in 2003) and excluding the fluctuation of transaction costs and special charges, Jostens’ operating income increased $13.3 million primarily as a result of the absence of costs associated with the difficulties encountered with the ERP system implementation and overall cost controls in 2003.

Net interest expense.  Net interest expense is comprised of the following:

			Holdings	Jostens, Inc.
	Holdings		(Successor)	(Predecessor)
	(Successor)	Twelve Months	Five Months	Seven Months
In thousands	2004	2003	2003	2003
Holdings:
Interest expense	$193	$—	$—	$—
Amortization of debt discount, premium and deferred financing costs	16,297	1,315	1,315	—
Interest income	(28)	(16)	(16)	—
Holdings interest expense, net	16,462	1,299	1,299	—
Visant:
Interest expense	98,559	70,349	41,775	28,574
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	38,816	23,322	22,480	842
Amortization of debt discount, premium and deferred financing costs	7,120	5,965	2,853	3,112
Interest income	(678)	(499)	(417)	(82)
Visant interest expense, net	143,817	99,137	66,691	32,446
Interest expense, net	$160,279	$100,436	$67,990	$32,446

Net interest expense increased $59.8 million, or 59.6%, to $160.3 million for 2004 as compared to $100.4 million for the Twelve Month 2003 period.  The increase was primarily due to the impact of the Transactions and the resulting consolidation of the Marketing and Publishing Services and Educational Textbook businesses, which contributed $46.0 million of the increased expense.  Amortized interest related to the Holdings notes contributed an additional $15.0 million.

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

Also during 2004, we voluntarily redeemed $5.0 million principal amount of Jostens’ 12 ¾% senior subordinated notes, recognizing a loss of $0.4 million, which consisted of redemption premium paid plus unamortized premium, original issuance discount and deferred financing costs related to the notes.

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

Liquidity and Capital Resources

The following table presents cash flow activity of Holdings for applicable periods noted below and should be read in conjunction with our consolidated statements of cash flows.

	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net cash provided by (used in) operating activities	$168,469	$114,132	$103,042	$(6,793)
Net cash used in investing activities	(39,101)	(37,945)	(552,326)	(11,875)
Net cash (used in) provided by financing activities	(193,693)	(40,451)	482,334	12,925
Effect of exchange rate change on cash	67	116	144	236
(Decrease) increase in cash and cash equivalents	$(64,258)	$35,852	$33,194	$(5,507)

Full Year 2005

In 2005, operating activities generated cash of $168.5 million, compared with cash generated by operating activities of $114.1 million in 2004. The $54.3 million increase related primarily to increased earnings and lower cash paid for interest in 2005 compared to 2004.  Net cash used in investing activities for 2005 was $39.1 million, compared with $37.9 million for 2004. The $1.2 million increase related to $1.3 million less proceeds from asset sales in 2005 compared to 2004. Capital expenditures of $49.2 million in 2005 were consistent with the $49.3 million in 2004.  Net cash used in financing activities for 2005 was $193.7 million, an increase of $153.2 million, compared with cash used in financing activities of $40.5 million for 2004. The increase was related to higher debt repayments during 2005 compared to 2004.

During 2005, Visant voluntarily prepaid $203.5 million of term loans under its senior secured credit facilities including all principal payments due in 2005 through most of 2010.

During the second quarter of 2005, Holdings contributed $9.0 million in cash to Visant which is reflected in Visant’s consolidated statement of cash flows as a contribution from Holdings. These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of December 31, 2005, we had cash and cash equivalents of $20.7 million.  Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $221.4 million available under Visant’s revolving credit facility as of December 31, 2005.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As of December 31, 2005, we were in compliance with all covenants under our material debt obligations.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance.  Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our liquidity needs for the next twelve months.  In addition, based on market and other considerations, we may decide to raise additional funds through debt or equity financings. Furthermore, to the extent we make future acquisitions, we may require new sources of funding including additional debt or equity financing or some combination thereof.  We may not be able to secure additional sources of funding on favorable terms.

Full Year 2004 and Five Month 2003 Period

Operating activities for the full year 2004 and Five Month 2003 period generated cash of $114.1 million and $103.0 million, respectively. Net cash used in investing activities for the full year 2004 was $37.9 million, which included $49.3 million relating to capital expenditures and approximately $11.5 million relating to proceeds from the sale of assets. For the Five Month 2003 period, net cash used in investing was $552.3 million, consisting primarily of $531.8 million related to the 2003 Jostens merger and the acquisition of Lehigh Press and $20.7 million relating to capital expenditures. Net cash used in financing activities for the full year 2004 was $40.5 million. Net cash provided by financing activities of $482.3 million for the Five Month 2003 period related primarily to the 2003 Jostens merger and the acquisition of Lehigh Press.

Seven Month 2003 Period (Predecessor)

Operating activities for the Seven Month 2003 period consumed cash of $6.8 million. Net cash used in investing activities for the Seven Month 2003 period was $11.9 million, which included $6.1 million relating to capital expenditures and approximately $5.0 million relating to the acquisition of businesses. Net cash provided by financing activities for the Seven Month 2003 period was $12.9 million primarily related to activities associated with the 2003 Jostens merger.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations:

		Payments due by calendar year
In thousands	Total	2006	2007	2008	2009	2010	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$—	$—	$—	$500,000
10 1/4% senior discount notes	247,200	—	—	—	—	—	247,200
Term loans	816,500	—	—	—	—	8,700	807,800
Operating leases	18,160	6,205	4,226	3,328	2,386	1,065	950
Precious metals forward contracts	5,614	5,614	—	—	—	—	—
Minimum royalties	7,564	1,250	1,268	1,262	1,281	1,300	1,203
Pension and other postretirement cash requirements	154,884	12,166	12,643	13,290	13,972	14,782	88,031
Interest expense (1)	801,366	100,795	102,861	107,039	132,351	133,185	225,135
Management agreements (2)	20,138	3,113	3,207	3,303	3,402	3,504	3,609
Contractual capital equipment purchases	6,029	6,029	—	—	—	—	—
Total contractual cash obligations (3)	$2,577,455	$135,172	$124,205	$128,222	$153,392	$162,536	$1,873,928

(1)          Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2005.

(2)          In October 2004, we entered into a management agreement with Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking Partners III, L.P. to provide management and advisory services to us.  We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to a 3% annual increase.  Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2010.

(3)          Also outstanding as of December 31, 2005 was $16.7 million in the form of letters of credit.

We intend to fund ongoing operations through cash generated by operations and borrowings under the new revolving credit facility. We have substantial debt service requirements.

Visant’s senior secured credit facilities were originally comprised of a $150 million senior secured Term Loan A facility with a six-year maturity, an $870 million senior secured Term C loan facility with a seven-year maturity and a $250 million senior secured revolving credit facility with a five-year maturity. As of year-end 2005, we had $16.7 million of standby letters of credit outstanding. Except for approximately $11.9 million of outstanding indebtedness under the Canadian portion of its revolving credit facility, Visant has repaid the entire outstanding indebtedness under its revolving credit facility as of December 31, 2005.  In 2005, Visant voluntarily prepaid $203.5 million of scheduled payments under the term loan facilities with free cash flow generated from operations.  With these pre-payments, the outstanding balance under the Term Loan A was extinguished and the balance under the Term C Loan facility was reduced to $816.5 million.  Amounts borrowed under the term loan facilities that were repaid or prepaid may not be reborrowed.  Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

Borrowings under the senior secured credit facilities bear interest at Visant’s option at either adjusted LIBOR plus 2.50% per annum for the U.S. dollar denominated loans under the revolving credit facility and LIBOR plus 2.25% per annum for the Term Loan C Facility or the alternate base rate plus 1.50% for U.S. dollar denominated loans under the revolving credit facility and base rate plus 1.25% for the Term Loan C Facility (or, in the case of Canadian dollar denominated loans under the revolving credit facility, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50% per annum) and are subject to adjustment based on a pricing grid.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit Visant’s ability to create liens, incur additional indebtedness, pay dividends or make other equity distributions, repurchase or redeem capital stock, prepay subordinated debt, make investments, merge or consolidate, change Visant’s business, amend the terms of subordinated debt and engage in certain other activities customarily restricted in such agreements. The senior secured credit facilities also contain certain customary events of default, subject to grace periods, as appropriate.

On October 4, 2004, Visant issued $500 million in principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due October 1, 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act. On March 30, 2005, we completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act. The Visant notes are not collateralized and are subordinated in right of payment to the senior secured credit facilities. The senior secured credit facilities and the Visant notes are guaranteed by Visant’s restricted domestic subsidiaries.

On December 2, 2003, Visant Holdings issued $247.2 million in principal amount at maturity of 10 1/4% senior discount notes (the “Holdings notes”) due December 1, 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act for gross proceeds of $150 million. On March 8, 2004, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act. The Holdings notes are not collateralized, are structurally subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed.  No cash interest accrues on the Holdings notes until December 2008, and thereafter cash interest will accrue at a rate of 10 1/4% per annum.  Prior to that time, interest accrues on the Holdings notes in the form of an increase in the principal amount of the notes.

The indentures governing the Visant notes and the Holdings notes also contain numerous covenants including, among other things, restrictions on our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under Visant’s revolving credit facility and future refinancing of our debt.

We may from time to time repurchase our notes in the open market, through tender offers or privately negotiated transactions, subject to market conditions and other factors.  No assurance can be given as to whether or when such repurchases or exchanges will occur.

We also have capital expenditure requirements for our operations. For 2005, 2004 and the twelve month period 2003, we had capital expenditures of $49.2 million, $49.3 million and $26.8 million, respectively, primarily for additional press capacity, automation, information technology and ongoing maintenance.

On March 30, 2006, Holdings announced that it intends to offer, subject to market and other conditions, up to $350 million aggregate principal amount of senior notes in a private offering. Holdings intends to use the net proceeds from this offering to fund a dividend to its stockholders in an amount to be determined by its Board of Directors, and to pay fees and expenses, and the remaining net proceeds, if any, will be used for general corporate purposes.

Off Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we currently have the ability to obtain up to $30 million in consigned inventory.  As required by the terms of this agreement, we do not take title to consigned inventory until payment.  Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements.  The value of consigned inventory at December 31, 2005 and 2004 was $26.1 million and $22.6 million, respectively.  The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice.  Additionally, we incurred expenses for consignment fees related to this agreement of $0.6 million for 2005, $0.5 million for 2004 and $0.2 million for the successor period in 2003 and $0.2 million for the predecessor period in 2003.  The obligations under the consignment agreement are guaranteed by Visant.

In January 2006, we amended the arrangement to allow for the ability to obtain up to $32.5 million in consigned inventory.

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

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which requires the recognition of compensation expense using the fair value of stock options granted to employees and non-employee directors. This statement eliminates the alternative to use the intrinsic value method of accounting originally permitted by SFAS 123.  SFAS 123R requires recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  The originally issued SFAS 123 set the effective date as of the first interim or annual reporting period that commenced after June 15, 2005.  In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X which defers compliance with SFAS 123 to the first interim or annual reporting period of the first fiscal year commencing after December 15, 2005.  We adopted SFAS 123R on January 1, 2006 to comply with such regulation on a prospective basis.  We have assessed the effects of adoption and determined the impact of adopting this statement will not be material.

SFAS 154 – Accounting Changes and Error Corrections – a replacement of APB Opinion No.20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle.  Prior to SFAS 154, APB Opinion 20 required the cumulative effect of the voluntary changes in accounting principle from prior period to be included in net income of the current period.  Under SFAS 154, the voluntary change in accounting principles is required to be applied to prior periods as if that principle had always been used in previously issued financial statements of the reporting entity.  Additionally, the retrospective application is limited to the direct effects of the voluntary change as well as requires the indirect effects of depreciation, amortization or depletion from the voluntary change to be accounted for as a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.  As such, we adopted SFAS 154 on January 1, 2006 to comply with such regulation.

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

During December 2005, we repatriated eligible earnings from our foreign subsidiaries in an amount of $12.6 million.   The benefit of the repatriation in relation to the tax that would otherwise have been payable was approximately $2.7 million.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities.  If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $5.7 million for 2005, $0.8 million for 2004 and $2.0 million for the Twelve Month 2003 period.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in foreign exchange rates.  We have foreign operations primarily in Canada and France, respectively, where substantially all transactions are denominated in Canadian dollars and euros.  Jostens from time to time enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currency.  We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies.   The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows.  We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals.  To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts.  We consider our market risk associated with these contracts as of the end of 2005 and 2004 to be immaterial.  Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“the Exchange Act”).  Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective.

During the quarter ended December 31, 2005, there have been no changes in our internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.              OTHER INFORMATION

None.

PART III

Information required by items 10 through 14 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K.  Information required by items 10 through 14 with respect to Holdings is described below.

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of March 1, 2006.

Name	Age	Position

Marc L. Reisch	50	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	42	Vice President, General Counsel and Secretary, Holdings and Visant
Paul B. Carousso	36	Vice President, Finance, Holdings and Visant
John C. Sorensen	43	Vice President, Treasurer, Holdings and Visant
Michael L. Bailey	50	President and Chief Executive Officer, Jostens Group President, Arcade/Lehigh Direct and President and Chief
John Van Horn	65	Group President, Arcade/Lehigh Direct and President, Chief Executive Officer, Arcade
John R. DePaul	49	Executive Vice President, Von Hoffman
Richard Johnson	59	Executive Vice President, Von Hoffman
David F. Burgstahler	37	Director, Holdings and Visant
Thompson Dean	47	Director, Holdings and Visant
George M.C. Fisher	65	Director, Holdings and Visant
Alexander Navab	40	Director, Holdings and Visant
Tagar C. Olson	28	Director, Holdings and Visant
Charles P. Pieper	59	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions.  Mr. Reisch has been one of the directors of Jostens since November 2003.  Immediately prior to joining Holdings and Visant, Mr. Reisch served as a Senior Advisor to KKR.  Mr. Reisch was Chairman and Chief Executive Officer of Quebecor World North America between August 1999 and September 2002.  Prior to holding that position, he held the position of President of World Color Press, Inc., since November 1998 and Group President since 1996.   Mr. Reisch has been the Chairman of the Board of Yellow Pages Income Fund since December 2002.

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

John C. Sorensen joined Visant Holding and Visant in September 2005 as Vice President, Treasurer. From November 2001 until August 2005, Mr. Sorensen held the position of Vice President, Treasurer with World Kitchen, Inc. (manufacturer and distributor of kitchenware products). World Kitchen filed for bankruptcy in 2002. Prior to that, Mr. Sorensen held a number of financial and treasury positions with U.S. Office Products Company (manufacturer and distributor of office supplies and furniture) from 1997 through October 2001, last holding the position of Vice President and Controller, N.A. Financial Operations.

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

John R. DePaul joined The Lehigh Press, Inc. in 1979.  He held a number of sales and operational positions with Lehigh.  Following the acquisition of Lehigh by Von Hoffmann in October 2003, Mr. DePaul was appointed Senior Vice President – Educational Sales.  Mr. DePaul assumed the position of Executive President in March 2005, and most recently was given operational responsibility for the Jefferson City, MO and Pennsauken, NJ facilities in addition to his educational sales duties.

Richard Johnson joined Von Hoffmann in March 2005 as Executive Vice President Sales-Commercial Products.   He most recently was given operational responsibility for the Owensville, MO and Eldridge, IA facilities in addition to his sales duties.  Prior to joining Von Hoffmann, Mr. Johnson held a number of sales management roles with Quebecor World Inc. in its book division from 1999 to 2004.

David F. Burgstahler is a Partner of Avista Capital Partners, L.P., a private equity firm that has been engaged by Credit Suisse First Boston LLC, or CS, to serve as consultants to assist in the monitoring of DLJMBP portfolio companies. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of CS. Mr. Burgstahler joined CS in 2000 when it merged with Donaldson, Lufkin & Jenrette. Mr. Burgstahler joined Donaldson, Lufkin & Jenrette in 1995. Mr. Burgstahler serves on the board of Warner Chilcott Corporation, Focus Diagnostics, Inc. and WRC Media, Inc.

Thompson Dean is a Co-Managing Partner and Chief Executive Officer of Avista Capital Partners, L.P., a private equity firm that has been engaged by CS to serve as consultants to assist in the monitoring of DLJMBP portfolio companies. Prior to joining Avista Capital Partners in 2005, Mr. Dean led DLJMBP and was Chairman of the Investment Committees of the DLJMBP funds. Mr. Dean continues to serve as Investment Committee Co-Chairman of the DLJMBP funds. Mr. Dean joined DLJMBP in 1988 and became the Managing Partner in 1995. Following the merger of Donaldson, Lufkin & Jenrette and CS, he became the Head of Leveraged Corporate Private Equity, responsible for CS’s worldwide leveraged buyout business.  Mr. Dean is on the Boards of BioPartners, DeCrane Aircraft Holdings, Inc., Nycomed Holdings, Merrill Corporation and NextPharma. He serves on various committees for the Lenox Hill Neighborhood Association, The Society of Memorial Sloan Kettering, The Museum of the City of New York and The Boys Club of New York.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher is also currently Chairman of PanAmSat Corporation and a director of Eli Lilly and Company and General Motors Corporation. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He is a member of The Business Council as well as an elected fellow of the American Academy of Arts & Sciences and of the International Academy of Astronautics. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

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

Charles P. Pieper is an Operating Partner of DLJMBP and a Managing Director of CS.  Prior to joining CS in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses.  He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm.  Mr. Pieper also previously served as Chairman and Acting CEO of Alliant Foodservice, Inc., Chairman of North American Van Lines and Vice Chairman of Dynatech.  Mr. Pieper served as Chairman of the Board of U.S. Office Products from March 1998 to March 2001; U.S. Office Products filed for bankruptcy in 2001.  From April 2000 to April 2002, Mr. Pieper served as Chairman of the Board of Fairchild Dornier Corp. and Chairman of the Supervisory Board of Fairchild Dornier GmbH; Fairchild Dornier filed for bankruptcy in 2002.  He also serves as a director of Advanstar Holding Corp. and Grohe AG.

Our Board of Directors

Our Board of Directors is comprised of seven members.  Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005.  Under the Stockholders Agreement entered into in connection with the Transactions, KKR and DLJMBP III each has the right to designate four of Holdings’ directors (and each initially designated three directors) and our Chief Executive Officer and President, Marc Reisch, is Chairman.  Our Board of Directors currently has three standing committees – an Audit Committee, a Compensation Committee and an Executive Committee.  We expect the chairmanship of each of the Audit Committee and Compensation Committee will be rotated annually between a director designated by KKR and a director designated by DLJMBP III consistent with the terms of the Stockholders Agreement.

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

The current members of the Audit Committee are Messrs. Burgstahler (Chairman) and Olson. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience. Mr. Olson is an Executive with KKR, and Mr. Burgstahler is a Partner of Avista Capital Partners, L.P. None of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices for the Company’s executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of the Company’s equity holders.  The Committee also reviews and makes recommendations to the Board of Directors with respect to the Company’s employee benefits plans, compensation and equity based plans and compensation of Directors.  The current members of the Compensation Committee are Messrs. Navab (Chairman), Burgstahler, Olson and Pieper.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Dean.

Compensation of Directors

We will pay annual director’s fees of $50,000 to Mr. Fisher.  On March 18, 2005, we granted to each of our non-executive directors options to purchase 3,122 shares of the Class A Common Stock of Holdings.  Upon becoming a director effective November 2, 2005, Mr. Fisher was granted options to purchase 3,122 shares of Class A Common Stock of Holdings.

Code of Ethics

We have a Code of Business Conduct and Ethics which was adopted to cover the entire Visant organization following the Transactions and which applies to our Chief Executive Officer, Vice President, Finance and Corporate Controller, all other employees, our directors and independent sales representatives. We review our Code of Business Conduct and Ethics and amend it as necessary to be in compliance with current law. Any changes to, or waiver from, our Code that applies to our Chief Executive Officer, Vice President, Finance or Corporate Controller will be posted on our website. A copy of the Code can be found on our website at http://www.visant.net.

Section 16(a)  Beneficial Ownership Reporting Compliance

Executive officers and directors of Holdings are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for 2005, 2004 and 2003 awarded to or earned by our Chief Executive Officer as of the end of fiscal 2005 and each of the four other most highly compensated executive officers as of the end of fiscal 2005.

	Annual Compensation				Long-term Compensation Awards
Name and principal position	Year	Salary (1)	Bonus (2)	Other annual compensation (3)	Restricted stock awards (#) (4)	Securities underlying options (#)	All other compensation (5)

Marc L. Reisch	2005	$850,000	$850,000	$—	—	—	$94,085
Chairman, President and Chief Executive Officer, Holdings and Visant	2004	180,226	1,025,000	—	10,405	134,066	148,749
	2003	—	—	—	—	—	—

Marie D. Hlavaty	2005	$315,000	$185,000	$—	—	18,730	$8,400
Vice President, General Counsel and Secretary, Holdings and Visant	2004	66,888	39,375	—	—	—	63,000
	2003	—	—	—	—	—	—

Paul B. Carousso	2005	$240,000	$110,000	$—	—	9,365	$8,400
Vice President, Finance, Holdings and Visant	2004	46,153	30,000	—	—	—	63,000
	2003	—	—	—	—	—	—

Michael L. Bailey	2005	$486,538	$—	$—	—	36,419	$8,400
President and Chief Executive Officer, Jostens	2004	416,943	767,234	—	—	35,200	8,200
	2003	327,859	109,800	52,574	—	—	1,787,006

John Van Horn	2005	$370,000	$250,000	$—	—	—	$8,400
Group President, Arcade/Lehigh Direct and President and Chief Executive Officer, Arcade	2004	78,816	101,667	—	—	—	28,650
	2003	—	—	—	—	—	—

(1)          Each of Messrs. Reisch, Carousso and Van Horn and Ms. Hlavaty became employees of Visant as of October 4, 2004, and accordingly, the amounts for 2004 reflect salary received after such date.

(2)          Amounts in 2005 include earnings under the management incentive bonus program.  The amounts in 2004 include earnings under the management incentive bonus program as follows:  Mr. Reisch: $425,000; Ms. Hlavaty: $39,375;  Mr. Carousso: $30,000; Mr. Bailey: $258,875; and Mr. Van Horn: $61,667.  Amounts in 2004 also include (a) a signing bonus for Mr. Reisch of $600,000, the after-tax proceeds of which were reinvested in Holdings Class A Common Stock, and a signing bonus for Mr. Van Horn of $40,000 and (b) a retention bonus for Mr. Bailey of $500,000, the after-tax proceeds of which were reinvested in Holdings Class A Common Stock.  The amount in 2003 includes earnings under the management incentive bonus program for Mr. Bailey of $101,170.

(3)          Excludes perquisites where the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported.  The amount in 2003 for Mr. Bailey includes miscellaneous perquisites, including an automobile reimbursement and $28,780 for use of the corporate jet.

(4)          In connection with the consummation of the Transactions and his joining us as Chief Executive Officer in 2004, Mr. Reisch was granted 10,405 restricted shares of Holdings Class A Common Stock at $96.10401 per share under the 2004 Stock Option Plan.  The restricted stock is 100% vested and nonforfeitable by Mr. Reisch.

(5)          The amounts in 2005 for Mr. Reisch include $85,685 of payment by the Company of the premium on a life insurance policy payable to beneficiaries designated by Mr. Reisch, as well as employer matching contributions to the Company’s 401(K) plan.  The amounts in 2005 for Ms. Hlavaty and Messrs. Carousso, Bailey and Van Horn represent employer matching contributions to the 401(K) plan.  The amounts in 2004 for Mr. Reisch, Ms. Hlavaty and Mr. Van Horn represent advisory fees earned in connection with the Transactions and for Mr. Bailey, the employer match contribution under the 401(K) plan. The amount in 2003 for Mr. Bailey includes cancellation of stock options in connection with the 2003 Jostens merger for consideration of $1,779,066 as well as employer matching contributions to the 401(k) plan.

Compensation Committee Interlocks and Insider Participation

Messrs. David Wittels and John Castro, who were members of Holdings’ Board of Directors during 2003 and part of 2004, and Mr. Burhmaster, who was the Chief Executive Officer of Holdings and Jostens until July 2004, comprised the Compensation Committee from September 2003 through March 2004. Mr. Wittels was affiliated with DLJMBP, and Mr. Castro was President and Chief Executive Officer of Merrill Corporation during this time. DLJMBP has an ownership interest in Merrill Corporation. Commencing in March 2004, each of Messrs. Burgstahler, Burhmaster and Castro served as members of the Compensation Committee until the consummation of the Transactions. Thereafter, until November 2005 the Compensation Committee was comprised of Messrs. Burgstahler (Chairman), Navab and Pieper and Mr. Joseph Bae (who was affiliated with KKR). In November 2005, Mr. Bae resigned as a director and member of the Audit and Compensation Committees of the Board in connection with his transition to KKR’s Hong Kong operations. Mr. Olson was appointed to the Compensation Committee in November 2005.

Equity Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and currently provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their grant of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. Under his employment agreement, as described below, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the plan. Additional members of management are eligible to receive equity-based awards. Option grants consist of “time options”, which vest and become exercisable in annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and a sale participation agreement, which together generally provide for the following:

•      transfer restrictions until the fifth anniversary of purchase, subject to certain exceptions;

•      a right of first refusal by Holdings at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock meeting certain specified criteria;

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

Stock Options Granted in 2005

The following table provides information on stock options granted to the named executive officers in 2005.

	Individual Grants in 2005
Name	Number of securities underlying options granted	Percentage of total options granted to employees in fiscal year	Exercise price (dollars per share)	Expiration date		Grant date present value (dollars) (1)
Marc L. Reisch	—	—	$—	—		$—
Marie D. Hlavaty	18,730	5.15%	$96.10	3/17/2015		$608,725
Paul B. Carousso	9,365	2.58%	$96.10	3/17/2015		$304,363
Michael L. Bailey	36,419	10.01%	$96.10	3/17/2015	(2)	$1,183,617
John Van Horn	—	—	$—	—		$—

(1)    These estimated hypothetical values are based on a Black-Scholes option pricing model in accordance with SEC rules. We used the following assumptions in estimating this value:  potential option term, 10 years; risk-free rate of return, 4.13%; expected volatility, 1.0%; and expected dividend yield, none.

(2)    Other than 31,216 options which have an expiration of December 31, 2015.

Aggregated Stock Options Exercised in 2005 and Fiscal Year End Option Value

The following tables provide information on stock option holdings at the end of 2005. There were no stock options exercised in 2005 by the named executive officers.

	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the- money options at fiscal year end ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Marc L. Reisch	39,575	88,771	$7,902	$—
Marie D. Hlavaty	4,683	14,047	$—	$—
Paul B. Carousso	2,341	7,024	$—	$—
Michael L. Bailey	17,192	28,614	$84,295	$—

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

Mr. Reisch’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. Mr. Reisch’s agreement provides for the payment of an annual base salary of $850,000, subject to annual review and increase by our Board, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a target bonus of 100% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets to be achieved).

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

The agreement also provides that if Mr. Reisch is terminated by us without “cause” (which includes our nonrenewal of the agreement for any additional one-year period, as described above) or if he resigns for “good reason” (as such terms are defined in the agreement), he will be entitled to receive: (1) a cash payment equal to the sum of (A) a prorated bonus for the year of termination, payable in a lump sum, plus (B) two times the sum of (i) Mr. Reisch’s then annual base salary and (ii) his target bonus for the year of termination, payable in 24 equal monthly installments, and (2) continued participation in welfare benefit plans until the earlier of two years after the date of termination or the date that Mr. Reisch becomes covered by a similar plan maintained by any subsequent employer, or cash in an amount that allows him to purchase equivalent coverage for the same period. The agreement additionally provides that, in the event of a “change in control” of the Company (as defined in the agreement), the vesting of Mr. Reisch’s time option will accelerate in full and the vesting of his performance option may accelerate if specified performance targets have been achieved.

The agreement also provides for the Company’s payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to such beneficiaries designated by Mr. Reisch. In addition the agreement provides for a retirement benefit supplemental to those benefits payable under our qualified and nonqualified retirement plans which constitutes an annual lifetime retirement benefit commencing on the later of the date of his employment termination or the date he achieves age 60. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s base salary and annual bonuses payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less benefits paid under the other retirement plans. The vesting of this benefit would accelerate upon a change in control of the Company or termination of Mr. Reisch’s employment by us without cause or by his resignation for good reason after the third anniversary of the closing date of the Transactions, but which is otherwise vested following any termination of his employment for any reason after December 31, 2009. Mr. Reisch’s agreement also provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, or the Code.

Employment arrangements with Michael L. Bailey

Michael L. Bailey, an employee at will with Jostens, joined Jostens in 1978 and has held a variety of leadership positions, most recently having been elected by the Board of Directors of Jostens to serve as the Chief Executive Officer of Jostens effective as of July 20, 2004. In exchange for his services, Mr. Bailey is currently compensated with a base salary of $500,000, a bonus based on targets as determined by the Compensation Committee of our Board of Directors and perquisites commensurate with his position. In the event that Mr. Bailey is terminated for cause, there is no provision for salary continuation past the date of termination. In the event that Mr. Bailey is terminated without cause, he is entitled to receive severance payments and other perquisites commensurate with his position pursuant to the Jostens Executive Severance Pay Plan, as in effect from time to time.

Employment arrangements with John R. DePaul

Von Hoffmann entered into an employment agreement with John R. DePaul effective with the acquisition of Lehigh by Von Hoffmann in October 2003. This agreement was amended in March 2005 following the acquisition of Von Hoffmann by Visant. Pursuant to that agreement, Mr. DePaul will serve in an executive position for Von Hoffmann until the expiration of the agreement in December 2008, or the earlier termination by either us or Mr. DePaul.  In exchange for his services, Mr. DePaul is compensated with a base salary of $330,000 and is entitled to participate in such annual bonus program in which other similar executives of Von Hoffmann are eligible to participate, at such level as determined by the Board annually. In the event that Mr. DePaul is terminated by us for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. DePaul is terminated without cause, he is entitled to receive salary continuation for 12 months in an aggregate amount equal to $330,000 and continuation of health benefits for up to 12 months. The employment agreement also includes certain restrictive covenants, including a confidentiality provision and non-competition and non-solicitation provisions prohibiting Mr. DePaul from engaging in competition with us or soliciting employees for a period of one year from the termination of his employment.

Other Cash Incentive Compensation

The Company has an annual incentive compensation plan, which permits us to grant various performance-based compensation awards to key employees. Such compensation awards are based on a combination of individual performance and/or financial results. The qualitative and quantitative criteria are determined from time to time by our Board of Directors or the Compensation Committee.

 Executive Severance Pay Plan

In 1999, Jostens implemented the Jostens’ Executive Severance Pay Plan, which was amended effective February 2003 and entitled the Jostens, Inc. Executive Severance Pay Plan—2003 Revision (the “Executive Severance

Plan”). The primary purpose of the Executive Severance Plan is to provide severance benefits for the Chief Executive Officer of Jostens and other members of the Jostens management as identified under the Executive Severance Plan, whose employment is terminated pursuant to a qualifying termination or resignation (as defined in the Executive Severance Plan), which excludes a termination for poor or unsatisfactory job performance or misconduct. The amount of severance benefits to which a particular employee is eligible is based upon the employee’s position in Jostens and upon execution of a release of claims against Jostens (unless the Company elects otherwise). The range of severance benefits is from nine months to thirty months of the participant’s base salary. Participants under the Executive Severance Plan are also eligible to receive a pro-rated portion of the annual incentive award to which they would have otherwise earned based on the period of time during the year in which they were employed, provided that the participant’s termination date is after the fourth month of the fiscal year in which the termination event occurs.  In addition, participants are eligible to receive reimbursement for COBRA premiums and continuation of their perquisites during the period of time over which the participant receives his or her continued payment of base salary. Eligibility for benefits under the Executive Severance Plan is also subject to participants complying with certain confidentiality provisions and other restrictive covenants during the severance period.

Retirement Plans

Jostens maintains a tax-qualified, non-contributory pension plan, Pension Plan D (“Plan D”), which provides benefits for certain salaried employees. Effective January 1, 2006, the retirement income benefit under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). The benefit prior to January 1, 2006, for non-grandfathered participants is based on a participant’s highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of December 31, 2005. The benefit after January 1, 2006 for the non-grandfathered participants is based on career cash compensation (base salary plus annual bonus, if any) and service on and after January 1, 2006.

For employees age 45 and over with 15 or more years of service as of December 31, 2005 (grandfathered participants), the retirement income benefit under the plan remains unchanged. The retirement income benefits are based upon a participant’s highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect at termination. Mr. Bailey participates in Plan D and is a grandfathered participant based on his age and years of service with Jostens as of December 31, 2005. Certain of the other named executive officers also participate in Plan D.

Jostens also maintains an unfunded supplemental retirement plan (the “ERISA Excess Plan”) that gives additional credit under Plan D for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991. Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The unfunded supplemental plan pays benefits that would have been provided from Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

The following table shows estimated annual retirement benefits payable for life at age 65 for grandfathered participants, at various levels of final average compensation and service under these plans. The participants estimated annual pension benefit under the tax-qualified pension plan and the unfunded supplemental plan is $647,000 (if 2005 pay continues until age 65) or $361,000 (if the current average pay continues until age 65).

	Years of service at retirement (1)
Remuneration	15	20	25	30	35

$200,000	$36,500	$48,600	$60,800	$72,900	$85,100
250,000	47,700	63,600	79,500	95,400	111,300
300,000	59,000	78,600	98,300	117,900	137,600
400,000	81,500	108,600	135,800	162,900	190,100
500,000	104,000	138,600	173,300	207,900	242,600
600,000	126,500	168,600	210,800	252,900	295,100
700,000	149,000	198,600	248,300	297,900	347,600
800,000	171,500	228,600	285,800	342,900	400,100
900,000	194,000	258,600	323,300	387,900	452,600
1,000,000	216,500	288,600	360,800	432,900	505,100
1,100,000	239,000	318,600	398,300	477,900	557,600
1,200,000	261,500	348,600	435,800	522,900	610,100
1,250,000	272,700	363,600	454,500	545,400	636,300

(1)    Mr. Bailey has 27.5 years of service under Plan D as of December 31, 2005, including 6.5 years of sales service.

The following table shows estimated annual retirement benefits payable for life at age 65 for non-grandfathered participants at various levels of final annual compensation and service under these plans. The table assumes the participants accrued one year of service prior to January 1, 2006 and salary increased 6% per year prior to the salary listed in the table.

	Years of service at retirement (2)
Remuneration	15	20	25	30	35

$200,000	$20,500	$24,200	$27,000	$29,100	$30,700
250,000	25,700	30,300	33,800	36,400	38,400
300,000	31,000	36,400	40,500	43,700	46,000
400,000	41,500	48,700	54,100	58,300	61,400
500,000	52,000	61,100	67,800	72,900	76,700
600,000	62,500	73,400	81,500	87,500	92,100
700,000	73,100	85,700	95,200	102,200	107,500
800,000	83,600	98,000	108,800	116,900	122,900
900,000	94,100	110,400	122,500	131,600	138,400
1,000,000	104,600	122,700	136,200	146,300	153,800
1,100,000	115,100	135,000	149,900	161,000	169,300
1,200,000	125,600	147,300	163,500	175,600	184,700
1,250,000	130,900	153,500	170,400	183,000	192,400

(2)    The following named executive officers have the respective number of years of service under Plan D:  Mr. Reisch, 1.25 years; Ms. Hlavaty, 1.25 years; Mr. Van Horn, 1.25 years; Mr. Sorensen, .32 years; Mr. Carousso, 1.23 years.

One executive officer, Mr. DePaul, participates in the pension plan for Employees of The Lehigh Press, Inc. (“the Lehigh Press Plan”), which merged with Jostens’ Pension Plan C in 2004. Under the Lehigh Press Plan formula, benefits are based on a percentage of a participant’s final average compensation, multiplied by service up to the legal limits. The following table shows estimated annual retirement benefits payable for life at age 65 (with 10 years of certain payments) at various levels of final average compensation and service under this plan.

	Years of service at retirement (3)
Average Final Compensation	20	25	30	35

$200,000	$40,100	$51,100	$62,100	$73,100
250,000	50,100	63,800	77,600	91,300
300,000	60,100	76,600	93,100	109,600
400,000	80,100	102,100	124,100	146,100
500,000	100,100	127,600	155,100	182,600
600,000	120,200	153,200	186,200	219,200
700,000	140,200	178,700	217,200	255,700
800,000	160,200	204,200	248,200	292,200
900,000	180,200	229,700	279,200	328,700
1,000,000	200,300	255,300	310,300	365,300
1,100,000	220,300	280,800	341,300	401,800
1,200,000	240,300	306,300	372,300	438,300
1,250,000	250,300	319,100	387,800	456,600

(3)    Mr. DePaul has 26.75 years of service under Pension Plan C as of December 31, 2005.

We also maintain a non-contributory unfunded supplemental pension plan for certain named executive officer participants. Participants who retire after age 55 with at least seven full calendar years of service as an executive officer are eligible for a benefit equal to 1% of final base salary for each full calendar year of service, up to a maximum of 30%. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. In the event of a change in control (as defined under the plan), a participant is deemed to have completed at least seven years of service as an executive officer. If participants continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Reisch, Bailey, Sorensen and Carousso and Ms. Hlavaty would be $92,732, $150,000, $48,283, $58,731 and $59,565, respectively.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of March 1, 2006 by (i) each person we believe owns beneficially more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

	Class A Voting Common Stock			Class C Voting Common Stock
Holder	Shares (1)		Percent of class	Shares (1)		Percent of class
KKR and related funds (2)	2,664,356		44.1%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357		44.1%	—		—
David F. Burgstahler (4)(8)	2,665,398		44.1%	—		—
Thomson Dean (4)(8)	2,665,398		44.1%	—		—
Alexander Navab (2)(8)	2,665,397		44.1%	1	(3)	100.0%
Tagar C. Olson (2)(8)	2,665,397		44.1%	1	(3)	100.0%
Charles P. Pieper (4)(8)	2,665,398		44.1%	—		—
George M.C. Fisher (2)(6)	3,122	(5)	*
Marc L. Reisch (7)(8)	86,398	(9)	1.4%	—		—
Marie D. Hlavaty (7)(8)	10,926		*	—		—
Paul B. Carousso (7)(8)	5,464		*	—		—
Michael L. Bailey (7)(8)	27,599		*	—		—
John Van Horn (7)	5,203		*	—		—
Directors and officers (15 persons)as a group (2)(4)(5)(6)(8)(9)	5,483,555		90.7%	1	(3)	100.0%

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

(2)    Holdings’ shares shown as beneficially owned by KKR Millennium GP LLC reflect 2,664,356 shares of Holdings’ common stock owned by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Navab, who is a director of Holdings and Visant, disclaims beneficial ownership of any of the shares beneficially owned by KKR. Mr. George M.C. Fisher and Mr. Tagar C. Olson are directors of Holdings and Visant and are a senior advisor and an executive, respectively, of KKR. Messrs. Fisher and Olson disclaim beneficial ownership of any shares beneficially owned by KKR. The address of KKR Millennium GP LLC and Messr. Kravis, Raether, Golkin, Navab, Lipschultz, Nuttall, and Olson is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Garden, London SW1Y 5AD, England.

(3)    The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of our parent’s Class C Common Stock, which, together with its shares of our parent’s Class A Common Stock, provides KKR with approximately 49.1% of our voting interest.

(4)    Includes 2,664,357 shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which form a part of CS’s Alternative Capital Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Mr. Charles P. Pieper is a director of Holdings and Visant and an employee of CS’s Alternative Capital Division, of which DLJMBP III is a part, and he does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares to which he disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. Messrs. Dean and Burgstahler are directors of Holdings and Visant and employees of Avista Capital Partners, L.P., a private equity firm engaged by CS to serve as consultants to assist in monitoring DLJMBP portfolio companies. Messrs. Dean and Burgstahler disclaim beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Messrs. Dean and Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.

(5)    Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares.

(6)    The address for Mr. Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)    The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Messr. Bailey is c/o Jostens, Inc., 5501 American Boulevard West, Minneapolis, Minnesota 55437. The address for Mr. Van Horn is c/o Lehigh Direct, 1900 South 25th Avenue, Broadview, Illinois 60155.

(8)    Includes shares underlying stock options that are currently exercisable or will become exercisable within 60 days.

(9)    Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.

Equity Compensation Plan Information

Information pertaining to our equity compensation plans as of the end of 2004 is set forth above in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•       a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. Of the eight members of our board of directors, KKR and DLJMBP III each has the right to designate four of our directors (and each initially designated three directors) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

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

Other

We retained Capstone Consulting in 2004 to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies. Capstone Consulting received $2.1 million during 2005 for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Voting Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Voting Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•       restrict the ability of the syndicate stockholders to make certain transfers;

•       grant the co-investors certain board observation and information rights;

•      provide for certain tag-along and drag-along rights;

•       grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Visant Holding, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering; and

•       give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Management Stockholders Agreement

In July 2003, Visant Holding, the DLJMB Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•       restrict the ability of the management stockholders to transfer their shares;

•       provide for certain tag-along and drag-along rights;

•       grant preemptive rights to the management stockholders to purchase a pro rata share of any new shares of common stock issued by Visant Holding, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering;

•       grant the DLJMB Funds six demand registration rights; and

•       give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Other

For a description of the management stockholders agreement and sale participation agreement entered into with certain members of management in connection with the Transactions, see matters set forth under ITEM 11, Equity Compensation.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche, or D&T, has been engaged as our independent accountants since February 2005. The aggregate fees billed to us by D&T during 2005 were $0.7 million. Ernst & Young LLP, or E&Y, was previously engaged as our independent accountant from October 2003 through February 2005. The aggregate fees billed to us by E&Y during 2005 and 2004 were $0.7 million and $1.4 million, respectively. Such fees were for audits of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and issuance of comfort letters in connection with the filing of registration statements related to the offerings of securities.

Audit-Related Fees

The aggregate fees billed to us by D&T for audit-related services during 2005 were $0.1 million, which related to certain accounting matters. The aggregate fees billed to us by E&Y for audit-related services during 2005 and 2004 approximated $0.1 million for both periods, related primarily to audits of pension and other employee benefit plans and certain accounting matters.

Tax Fees

The aggregate fees billed to us by D&T for tax services rendered during 2005 were $0.3 million, related primarily to domestic tax planning in connection with the Transactions and sales and use tax return preparation. The aggregate fees billed to us by E&Y for tax services rendered during 2005 and 2004 were $0.6 million and $0.7 million, respectively, related primarily to tax compliance, including the outsourced preparation of and assistance with federal, state and local income tax returns, sales and use tax filings, foreign and other tax compliance.

All Other Fees

The aggregate fees billed to us by E&Y for all other services rendered during 2005 were less than $0.1 million. Such fees were for other professional research and consulting services.

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       List of documents filed as part of this report:

(1)       Financial Statements

(a)   Visant Holding Corp. and subsidiaries

(i)    Reports of Independent Registered Public Accounting Firms

(ii)   Consolidated Statements of Operations for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(iii)  Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005

(iv)  Consolidated Statements of Cash Flows for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(v)   Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(b)   Visant Corporation and subsidiaries

(i)    Reports of Independent Registered Public Accounting Firms

(ii)   Consolidated Statements of Operations for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(iii)  Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005

(iv)  Consolidated Statements of Cash Flows for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(v)   Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

(c)   Notes to Consolidated Financial Statements

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

10.27 (1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.28 (5)	Amendment No. 1 to Executive Employment Agreement, dated as of December 30, 2004, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert S. Mathews.*

10.29 (2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.30 (17)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.31 (17)	Form of Management Stockholders Agreement.*

10.32 (17)	Form of Sale Participation Agreement.*

10.33 (17)	Form of Visant Holding Corp. Stock Option Agreement.*

10.34 (17)	Form of Jostens, Inc. Stock Option Agreement.*

10.35 (17)	Form of Von Hoffmann Holdings, Inc. Stock Option Agreement.*

10.36 (19)	Employment Agreement dated as of September 5, 2003, between Von Hoffmann Corporation and John R. DePaul.*

10.37. (25)	Amendment No. 1 to Executive Employment Agreement, dated as of April 1, 2005, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and John R. DePaul.*

10.38 (25)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries dated March 22, 2006.*

10.39 (25)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.40 (18)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

12 (23)	Computation of Ratio of Earnings to Fixed Charges.

14.1 (17)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

16.1 (24)	E&Y Letter Change in Certifying Accountant.

21 (25)	Subsidiaries of Visant Holding Corp.

31.1 (25)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (25)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (25)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (25)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(19) Incorporated by reference to Von Hoffmann Holdings, Inc.’s Form 10-Q, filed on November 10, 2003.

(20) Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.

(21) Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.

(22) Incorporated by reference to Jostens, Inc.’s Form 8, dated May 2, 1991.

(23) Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.

(24) Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed April 19, 2005.

(25) Filed herewith.

*      Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date: March 30, 2006	/s/ Marc L. Reisch
Marc L. Reisch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 30, 2006	/s/ Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer
	Marc L. Reisch	(Principal Executive Officer)

Date: March 30, 2006	/s/ Paul B. Carousso	Vice President, Finance
	Paul B. Carousso	(Principal Financial and Accounting Officer)

Date: March 30, 2006		Director
David F. Burgstahler

Date: March 30, 2006	/s/ Thompson Dean	Director
Thompson Dean

Date: March 30, 2006	/s/ George M.C. Fisher	Director
George M.C. Fisher

Date: March 30, 2006	/s/ Alexander Navab	Director
Alexander Navab

Date: March 30, 2006	/s/ Tagar C. Olson	Director
Tagar C. Olson

Date: March 30, 2006	/s/ Charles P. Pieper	Director
Charles P. Pieper

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Visant Holding Corp. and subsidiaries:

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Statements of Operations for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-4

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-5

Consolidated Statements of Cash Flows for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-7

Visant Corporation and subsidiaries:

Reports of Independent Registered Public Accounting Firm	F-8

Consolidated Statements of Operations for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-9

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-10

Consolidated Statements of Cash Flows for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-11

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years in the successor period ended December 31, 2005, January 1, 2005, the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months)

F-12

Notes to Consolidated Financial Statements	F-13

Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Visant Holding Corp.

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (Visant Holding Corp.) and Visant Corporation and subsidiaries (Visant Corporation) at January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended January 1, 2005 and for the period from July 30, 2003 to January 3, 2004 (successor, five months) and the period from December 29, 2002 to July 29, 2003 (predecessor, seven months). The financial statements are the responsibility of Visant Holding Corp. and Visant Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Visant Holding Corp.’s and Visant Corporation’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Visant Holding Corp.’s and Visant Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visant Holding Corp. and Visant Corporation at January 1, 2005, and the related consolidated results of operations and their cash flows for the year ended January 1, 2005 and for the period from July 30, 2003 to January 3, 2004 and the period from December 29, 2002 to July 29, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Visant Holding Corp. and Visant Corporation adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective June 29, 2003 and changed their method of accounting for redeemable preferred stock.

ERNST & YOUNG LLP

Minneapolis, Minnesota

February 18, 2005, except for Note 18

as to which the date is March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheet of Visant Holding Corp. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche
New York, New York
March 29, 2006

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net sales	$1,498,250	$1,462,161	$502,664	$504,058
Cost of products sold	870,357	914,964	335,826	218,594
Gross profit	627,893	547,197	166,838	285,464
Selling and administrative expenses	434,635	433,923	168,470	196,430
(Gain) loss on disposal of fixed assets	(2,763)	145	—	—
Transaction costs	1,324	15,899	226	30,960
Special charges	7,208	15,663	—	—
Operating income (loss)	187,489	81,567	(1,858)	58,074
Interest income	(1,312)	(706)	(433)	(82)
Interest expense	126,456	160,985	68,423	32,528
Loss on redemption of debt	—	75,849	503	13,878
Other income	—	(1,092)	—	—
Income (loss) before income taxes and cumulative effect of accounting change	62,345	(153,469)	(70,351)	11,750
Provision for (benefit from) income taxes	25,696	(52,771)	(19,236)	8,695
Income (loss) before cumulative effect of accounting change	36,649	(100,698)	(51,115)	3,055
Cumulative effect of accounting change	—	—	—	4,585
Net income (loss)	36,649	(100,698)	(51,115)	7,640
Dividends and accretion on redeemable preferred shares	—	—	—	(6,525)
Net income (loss) income available to common stockholders	$36,649	$(100,698)	$(51,115)	$1,115

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Successor)
In thousands, except share amounts	2005	2004
ASSETS
Cash and cash equivalents	$20,706	$84,964
Accounts receivable, net	164,340	158,243
Inventories, net	130,782	129,450
Salespersons overdrafts, net of allowance of $14,659 and $12,722, respectively	36,663	35,415
Prepaid expenses and other current assets	16,938	13,639
Deferred income taxes	12,376	58,892
Total current assets	381,805	480,603
Property, plant and equipment, net	235,899	241,123
Goodwill	1,108,401	1,108,445
Intangibles, net	576,739	606,195
Deferred financing costs	50,400	64,127
Other assets	12,075	10,904
Total assets	$2,365,319	$2,511,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings	$11,868	$8,300
Accounts payable	56,611	53,505
Accrued employee compensation and related taxes	41,594	46,860
Commissions payable	20,955	16,694
Customer deposits	166,321	156,511
Income taxes payable	10,328	8,291
Interest payable	9,986	9,815
Current portion of long-term debt	—	19,950
Other accrued liabilities	26,786	24,636
Current liabilities of discontinued operations	1,725	1,744
Total current liabilities	346,174	346,306

Long-term debt - less current maturities	1,501,246	1,667,231
Deferred income taxes	219,164	252,414
Pension liabilities, net	25,112	27,489
Other noncurrent liabilities	18,338	5,643
Total liabilities	2,110,034	2,299,083

Commitments and contingencies

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,973,659 shares at December 31, 2005; 5,909,844 at January 1, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at December 31, 2005 and January 1, 2005
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at December 31, 2005 and January 1, 2005	60	59
Additional paid-in-capital	525,593	518,413
Accumulated deficit	(270,968)	(307,617)
Accumulated other comprehensive income	600	1,459
Total stockholders' equity	255,285	212,314
Total liabilities and stockholders' equity	$2,365,319	$2,511,397

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net income (loss)	$36,649	$(100,698)	$(51,115)	$7,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	53,004	69,196	26,200	12,649
Amortization of intangible assets	51,647	94,140	21,254	616
Amortization of debt discount, premium and deferred financing costs	31,646	23,417	4,168	3,112
Other amortization	774	847	356	1,323
Accrued interest on redeemable preferred stock	—	38,816	22,480	842
Deferred income taxes	13,266	(66,042)	(21,453)	(1,500)
Loss on redemption of debt	—	75,849	503	13,878
(Gain) loss on sale of assets	(2,763)	145	—	—
Other	116	743	1,034	(1,820)
Changes in assets and liabilities:
Accounts receivable	(6,123)	(16,371)	12,019	4,576
Inventories	883	(17,186)	29,208	14,293
Prepaid expenses and other current assets	(5,253)	5,612	(5,158)	3,405
Accounts payable and accrued expenses	(3,887)	11,822	(10,407)	9,665
Customer deposits	7,646	6,352	90,845	(76,069)
Income taxes payable	2,078	9,782	(8,857)	8,288
Interest payable	170	(13,570)	5,364	(6,750)
Other	(11,384)	(8,722)	(13,399)	(941)
Net cash provided by (used in) operating activities	168,469	114,132	103,042	(6,793)
Acquisition of businesses, net of cash acquired	(22)	—	(531,752)	(5,008)
Purchases of property, plant and equipment	(49,165)	(49,274)	(20,700)	(6,129)
Proceeds from sale of property, plant and equipment	10,179	11,512	198	90
Other investing activities, net	(93)	(183)	(72)	(828)
Net cash used in investing activities	(39,101)	(37,945)	(552,326)	(11,875)
Net short-term borrowings (repayments)	3,080	(35,244)	11,658	1,500
Repurchase of common stock and warrants	—	(2,948)	—	(471,044)
Redemption of preferred stock	—	(188,849)	(102,820)	—
Principal payments on long-term debt	(203,500)	(464,955)	(25,875)	(379,270)
Redemption of senior subordinated notes	—	(336,437)	(9,325)	—
Redemption of senior notes	—	(411,436)	—	—
Redemption of PIK notes to stockholders	—	(81,037)	—	—
Redemption of subordinated exchange debentures	—	(49,001)	—	—
Proceeds from issuance of long-term debt	—	1,524,000	153,711	475,000
Proceeds from issuance of common stock	6,133	4,500	342,934	417,934
Net proceeds from issuance of common stock to KKR	—	237,468	—	—
Distribution to shareholders	—	(175,648)	(41,586)	—
Proceeds from issuance of redeemable preferred stock	—	—	100,000	—
Proceeds from issuance of senior notes	—	—	62,850
Debt financing costs	(326)	(61,430)	(9,213)	(20,212)
Merger costs	—	—	—	(12,608)
Other financing activities, net	920	566	—	1,625
Net cash (used in) provided by financing activities	(193,693)	(40,451)	482,334	12,925
Effect of exchange rate changes on cash and cash equivalents	67	116	144	236
(Decrease) increase in cash and cash equivalents	(64,258)	35,852	33,194	(5,507)
Cash and cash equivalents, beginning of period	84,964	49,112	15,918	10,938
Cash and cash equivalents, end of period	$20,706	$84,964	$49,112	$5,431

Supplemental information:
Income taxes paid, net of refunds	$9,429	$2,162	$15,039	$1,895
Interest paid	$95,092	$144,427	$40,437	$32,162

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Additional			Accumulated
			Additional	paid-in			other
In thousands	Common shares		paid-in	capital	Officer notes	Accumulated	comprehensive
Jostens, Inc. (Predecessor)	Number	Amount	capital	warrants	receivable	deficit	income (loss)	Total
Balance - December 28, 2002	8,956	$1,003	$—	$20,964	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Net income						7,640		7,640
Cumulative translation adjustment							(278)	(278)
Fair value of interest rate swap agreement, net of $846 tax							1,293	1,293
Comprehensive income								8,655
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Payment on officer notes receivable					1,625			1,625
Repurchase of common stock and warrants	(8,956)	(1,003)		(20,964)		(449,077)		(471,044)
Issuance of common stock	1	—	417,934					417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769
Balance - July 29, 2003	1	$—	$417,934	$—	$—	$—	$—	$417,934

(Successor)
Visant Holding Corp.	3,229	$32	$322,902	$—	$—	$—	$—	$322,934
Von Hoffmann			78,680		(509)	(52,013)		26,158
Arcade			381			(103,791)	350	(103,060)
Balance - July 29, 2003	3,229	$32	$401,963	$—	$(509)	$(155,804)	$350	$246,032
Net loss						(51,115)		(51,115)
Cumulative translation adjustment							556	556
Comprehensive loss								(50,559)
Accrued interest on officer notes receivable					(19)			(19)
Return of capital			(41,586)					(41,586)
Contribution from shareholder			20,000					20,000
Balance - January 3, 2004	3,229	$32	$380,377	$—	$(528)	$(206,919)	$906	$173,868
Net loss						(100,698)		(100,698)
Cumulative translation adjustment							553	553
Comprehensive loss								(100,145)
Accrued interest on officer notes receivable					(38)			(38)
Payment on officer notes receivable					566			566
Issuance of common stock to KKR, net of equity raising costs of $18,587	2,664	27	237,441					237,468
Issuance of common stock	47		4,500					4,500
Repurchase of common stock	(31)	—	(2,948)					(2,948)
Return of capital			(175,648)					(175,648)
Gain on redemption of preferred stock			74,691					74,691
Balance - January 1, 2005	5,909	$59	$518,413	$—	$—	$(307,617)	$1,459	$212,314
Net income						36,649		36,649
Cumulative translation adjustment							(859)	(859)
Comprehensive income								35,790
Issuance of common stock and stock options	65	1	6,261					6,262
Tax benefit for equity raising costs			919					919
Balance - December 31, 2005	5,974	$60	$525,593	$—	$—	$(270,968)	$600	$255,285

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheet of Visant Corporation and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

New York, New York
March 29, 2006

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net sales	$1,498,250	$1,462,161	$502,664	$504,058
Cost of products sold	870,357	914,964	335,826	218,594
Gross profit	627,893	547,197	166,838	285,464
Selling and administrative expenses	434,408	434,052	168,470	196,430
(Gain) loss on disposal of fixed assets	(2,763)	145	—	—
Transaction costs	1,324	15,899	226	30,960
Special charges	7,208	15,663	—	—
Operating income (loss)	187,716	81,438	(1,858)	58,074
Interest income	(1,216)	(678)	(417)	(82)
Interest expense	108,411	144,495	67,108	32,528
Loss on redemption of debt	—	75,849	503	13,878
Other income	—	(1,092)	—	—
Income (loss) before income taxes and cumulative effect of accounting change	80,521	(137,136)	(69,052)	11,750
Provision for (benefit from) income taxes	32,421	(46,728)	(18,755)	8,695
Income (loss) before cumulative effect of accounting change	48,100	(90,408)	(50,297)	3,055
Cumulative effect of accounting change	—	—	—	4,585
Net income (loss)	48,100	(90,408)	(50,297)	7,640
Dividends and accretion on redeemable preferred shares	—	—	—	(6,525)
Net income (loss) income available to common stockholders	$48,100	$(90,408)	$(50,297)	$1,115

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Successor)
In thousands, except share amounts	2005	2004
ASSETS
Cash and cash equivalents	$19,874	$82,269
Accounts receivable, net	164,340	158,243
Inventories, net	130,782	129,450
Salespersons overdrafts, net of allowance of $14,659 and $12,722, respectively	36,663	35,415
Prepaid expenses and other current assets	16,973	13,639
Deferred income taxes	12,376	58,892
Total current assets	381,008	477,908
Property, plant and equipment, net	235,899	241,123
Goodwill	1,108,401	1,108,445
Intangibles, net	576,739	606,195
Deferred financing costs	45,430	58,679
Other assets	12,075	10,904
Total assets	$2,359,552	$2,503,254

LIABILITIES AND STOCKHOLDER'S EQUITY
Short-term borrowings	$11,868	$8,300
Accounts payable	56,611	53,505
Accrued employee compensation and related taxes	41,594	46,860
Commissions payable	20,955	16,694
Customer deposits	166,321	156,511
Income taxes payable	10,723	8,460
Interest payable	9,986	9,815
Current portion of long-term debt	—	19,950
Other accrued liabilities	26,851	25,688
Current liabilities of discontinued operations	1,725	1,744
Total current liabilities	346,634	347,527

Long-term debt - less current maturities	1,316,500	1,500,050
Deferred income taxes	232,019	258,769
Pension liabilities, net	25,112	27,489
Other noncurrent liabilities	18,338	5,643
Total liabilities	1,938,603	2,139,478

Commitments and contingencies

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares at December 31, 2005 and January 1, 2005	—	—
Additional paid-in-capital	668,758	658,826
Accumulated deficit	(248,409)	(296,509)
Accumulated other comprehensive income	600	1,459
Total stockholder's equity	420,949	363,776
Total liabilities and stockholder's equity	$2,359,552	$2,503,254

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net income (loss)	$48,100	$(90,408)	$(50,297)	$7,640
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	53,004	68,990	26,200	12,649
Amortization of intangible assets	51,647	94,140	21,254	616
Amortization of debt discount, premium and deferred financing costs	13,603	7,120	2,853	3,112
Other amortization	774	847	356	1,323
Accrued interest on redeemable preferred stock	—	38,816	22,480	842
Deferred income taxes	19,766	(60,161)	(20,979)	(1,500)
Loss on redemption of debt	—	75,849	503	13,878
(Gain) loss on sale of assets	(2,763)	145	—	—
Other	—	1,032	1,034	(1,820)
Changes in assets and liabilities:
Accounts receivable	(6,123)	(16,371)	12,019	4,576
Inventories	883	(17,186)	29,208	14,293
Prepaid expenses and other current assets	(5,253)	5,612	(5,158)	3,405
Accounts payable and accrued expenses	(3,887)	13,350	(10,881)	9,665
Customer deposits	7,646	6,352	90,845	(76,069)
Income taxes payable	2,303	9,944	(8,850)	8,288
Interest payable	170	(13,570)	5,364	(6,750)
Other	(12,405)	(8,722)	(13,399)	(941)
Net cash provided by (used in) operating activities	167,465	115,779	102,552	(6,793)
Acquisition of businesses, net of cash acquired	(22)	—	(531,752)	(5,008)
Purchases of property, plant and equipment	(49,165)	(44,358)	(20,700)	(6,129)
Proceeds from sale of property, plant and equipment	10,179	6,512	198	90
Other investing activities, net	(93)	(183)	(72)	(828)
Net cash used in investing activities	(39,101)	(38,029)	(552,326)	(11,875)
Net short-term borrowings (repayments)	3,080	(35,244)	11,658	1,500
Repurchase of common stock and warrants	—	—	—	(471,044)
Redemption of preferred stock	—	(188,849)	(102,820)	—
Principal payments on long-term debt	(203,500)	(460,955)	(25,875)	(379,270)
Redemption of senior subordinated notes	—	(336,437)	(9,325)	—
Redemption of senior notes	—	(411,436)	—	—
Redemption of PIK notes to stockholders	—	(81,037)	—	—
Redemption of subordinated exchange debentures	—	(49,001)	—	—
Proceeds from issuance of long-term debt	—	1,520,000	3,705	475,000
Proceeds from issuance of common stock	—	—	337,934	417,934
Net contribution from Visant Holding Corp.	9,000	239,968	102,820	—
Distribution to shareholders	—	(175,648)	—	—
Proceeds from issuance of redeemable preferred stock	—	—	100,000	—
Proceeds from issuance of senior notes	—	—	62,850
Debt financing costs	(326)	(61,255)	(3,504)	(20,212)
Merger costs	—	—	—	(12,608)
Other financing activities, net	920	566	—	1,625
Net cash (used in) provided by financing activities	(190,826)	(39,328)	477,443	12,925
Effect of exchange rate changes on cash and cash equivalents	67	116	144	236
(Decrease) increase in cash and cash equivalents	(62,395)	38,538	27,813	(5,507)
Cash and cash equivalents, beginning of period	82,269	43,731	15,918	10,938
Cash and cash equivalents, end of period	$19,874	$82,269	$43,731	$5,431

Supplemental information:
Income taxes paid, net of refunds	$9,429	$2,162	$15,039	$1,895
Interest paid	$95,092	$144,234	$40,437	$32,162

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Additional			Accumulated
			Additional	paid-in			other
In thousands	Common shares		paid-in	capital	Officer notes	Accumulated	comprehensive
Jostens, Inc. (Predecessor)	Number	Amount	capital	warrants	receivable	deficit	income (loss)	Total
Balance - December 28, 2002	8,956	$1,003	$—	$20,964	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Net income						7,640		7,640
Cumulative translation adjustment							(278)	(278)
Fair value of interest rate swap agreement, net of $846 tax							1,293	1,293
Comprehensive income								8,655
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Payment on officer notes receivable					1,625			1,625
Repurchase of common stock and warrants	(8,956)	(1,003)		(20,964)		(449,077)		(471,044)
Issuance of common stock	1	—	417,934					417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769
Balance - July 29, 2003	1	$—	$417,934	$—	$—	$—	$—	$417,934

(Successor)
Visant Corporation	1	$—	$317,934	$—	$—	$—	$—	$317,934
Von Hoffmann			78,680		(509)	(52,013)		26,158
Arcade			381			(103,791)	350	(103,060)
Balance - July 29, 2003	1	$—	$396,995	$—	$(509)	$(155,804)	$350	$241,032
Net loss						(50,297)		(50,297)
Cumulative translation adjustment							556	556
Comprehensive loss								(49,741)
Accrued interest on officer notes receivable					(19)			(19)
Contribution from Visant Holding Corp.			102,820					102,820
Contribution from shareholder			20,000					20,000
Balance - January 3, 2004	1	$—	$519,815	$—	$(528)	$(206,101)	$906	$314,092
Net loss						(90,408)		(90,408)
Cumulative translation adjustment							553	553
Comprehensive loss								(89,855)
Accrued interest on officer notes receivable					(38)			(38)
Payment on officer notes receivable					566			566
Contribution from Visant Holding Corp., net of equity raising costs of $18,587			239,968					239,968
Distribution to shareholders			(175,648)					(175,648)
Gain on redemption of preferred stock			74,691					74,691
Balance - January 1, 2005	1	$—	$658,826	$—	$—	$(296,509)	$1,459	$363,776
Net income						48,100	—	48,100
Cumulative translation adjustment							(859)	(859)
Comprehensive income								47,241
Contribution from Visant Holding Corp.			9,013					9,013
Tax benefit for equity raising costs			919					919
Balance - December 31, 2005	1	$—	$668,758	$—	$—	$(248,409)	$600	$420,949

The accompanying notes are an integral part of the consolidated financial statements.

VISANT  HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

Description of Business

The Company is a marketing and publishing services enterprise servicing school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  The Company was formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade.  These subsidiaries integrated into five reportable segments:  Jostens Scholastic, Jostens Yearbook, Jostens Photo, Marketing and Publishing Services and Educational Textbook.

Basis of Presentation

The consolidated financial statements included herein are:

•   Visant Holding Corp. and its wholly-owned subsidiaries (Holdings) which include Visant Corporation (Visant); and

•  Visant and its wholly-owned subsidiaries.

All significant intercompany balances and transactions are eliminated in consolidation.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than Visant Holding Corp.’s 10 1/4 senior discount notes, which had an accreted value of $184.7 million and $167.2 million as of December 31, 2005 and January 1, 2005, respectively, including interest, thereon.

As a result of the 2003 Jostens merger as discussed in Note 3, the Company applied purchase accounting and a new basis of accounting began after July 29, 2003.  Fiscal 2003 includes a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 3, 2004 (five months).  The consolidated financial statements for the predecessor period are those of Jostens, Inc. and its wholly owned subsidiaries and have been prepared using the historical basis of accounting for Jostens, Inc.  As a result of the Transactions as discussed in Note 2, the consolidated financial statements for the successor period include the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”), entities under common control.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform to recent accounting pronouncements and guidance.  As disclosed in Note 4, during 2004, the assets and liabilities pertaining to the Lehigh Direct division of The Lehigh Press, Inc. have been reclassified within their respective individual financial statement line items rather than as an asset held for sale as previously reported.  Furthermore, within the statement of operations for the successor period in 2003, the results of the Lehigh Direct division are classified as an operating business rather than a discontinued operation as previously reported.  These reclassifications had no impact on net earnings as previously reported.

Fiscal Year

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31.  Fiscal years 2005, 2004 and the successor period in 2003 ended on December 31, 2005, January 1, 2005, and January 3, 2004, respectively.  Fiscal years 2005 and 2004 each consisted of fifty-two weeks while the combined predecessor and successor periods in 2003 consisted of fifty-three weeks. This additional week did not have a significant effect on the variances between periods discussed herein.

VISANT  HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

The SEC’s SAB No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

Cost of Products Sold

Cost of products sold primarily include the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

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

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses include advertising expense of $6.1 million for 2005, $6.3 million for 2004, $1.7 million for the successor period in 2003 and $3.5 million for the predecessor period in 2003.

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate.  Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

Supplier Concentration

Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany.  The Company believes this supplier is also a supplier to its major class ring competitors in the United States.  Arcade’s products utilize specific grades of paper that are produced exclusively for Arcade by one domestic supplier or specific component materials that are sourced from one qualified supplier.

Derivative Financial Instruments

All derivatives are accounted for in accordance with SFAS 133, Accounting for Derivatives and Hedging Activities, as amended.  SFAS 133 requires that the Company recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.  Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item.  The ineffective portion of a derivative’s change in fair value is recognized in earnings in the current period.

Stock-Based Compensation

The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options granted to employees and non-employee directors.  Accordingly, since all options are granted at or above fair value, no compensation cost is typically reflected in net income (loss) for these plans.  The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation.

				Jostens, Inc.
	(Successor)			(Predecessor)
			Five Months	Seven Months
In thousands, except per-share data	2005	2004	2003	2003
Net income (loss) available to common stockholders
As reported	$36,649	$(100,698)	$(51,115)	$1,115
Add stock-based employee compensation expense included in reported net income (loss) available to common stockholders, net of tax effects	—	—	—	7,608
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,121)	(276)	—	(2,184)
Pro forma net income (loss) available to common stockholders	$35,528	$(100,974)	$(51,115)	$6,539

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company makes estimates of potentially uncollectible customer accounts receivable and evaluates the adequacy of the allowance periodically.  The evaluation includes historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to pay, and prevailing economic conditions.  The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Sales Returns

The Company makes estimates of potential future product returns related to current period product revenue.  The Company evaluates the adequacy of the allowance periodically.  This evaluation includes historical returns experience, changes in customer demand and acceptance of the Company’s products and prevailing economic conditions.  The Company makes adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Allowance for Salespersons Overdrafts

The Company makes estimates of potentially uncollectible receivables arising from sales representative draws paid in advance of earned commissions.  These estimates are based on historical commissions earned and length of service.  The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions.  The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except where its property, plant and equipment were adjusted to fair value in accordance with applying purchase accounting in conjunction an acquisition or merger.  Maintenance and repairs are charged to operations as incurred.  Major renewals and improvements are capitalized.  Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions.  The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.  The impairment testing was completed as of the beginning of the fourth quarter and there were no indications of impairment.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are evaluated in compliance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable.  In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in the evaluation of impairment.  If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments.  There were no indicators of impairment during 2005.

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

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax expense represents the taxes payable for the year and the change in deferred taxes during the year.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings, are recorded based on historical information and current trends in manufacturing costs due to their lifetime warranty.  The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards.  For fiscal years 2005 and 2004 and the successor and predecessor periods of 2003, the provision for the lifetime warranty on rings was less than $1.0 million.  Warranty repair costs for rings manufactured in the current school year are expensed as incurred.  Accrued warranty costs included in the consolidated balance sheets were approximately $1.0 million as of December 31, 2005 and January 1, 2005.

Accounting Change

SFAS 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

At the beginning of the third quarter in 2003, the Company adopted SFAS 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified, and requires that a financial instrument that is within its scope be classified as a liability (or an asset in some circumstances).  In accordance with SFAS 150, Jostens reclassified its redeemable preferred stock to the liabilities section of the balance sheet and began reporting the preferred dividend as interest expense in its results of operations rather than as a reduction to retained earnings.   Jostens also recognized a $4.6 million cumulative effect of a change in accounting principle.  Jostens did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization were not tax deductible.  Had SFAS 150 been effective since the beginning of 2003, net income (loss) available to common shareholders for the seven month predecessor period in 2003 would have decreased $3.6 million due to the pro forma effects of eliminating the $4.6 million cumulative effect change as well as $6.5 million of dividends and accretion deducted from net earnings and including $5.5 million of additional interest expense.

The following table represents the effects of SFAS 150:

Jostens, Inc.
(Predecessor)
Seven Months
In thousands, except per share data	2003
Net (loss) income available to common stockholders
As reported	$1,115
Dividends and accretion on redeemable preferred shares previously reported	6,525
Reverse cumulative effect of accounting change	(4,585)
Proforma interest expense	(5,528)
Proforma net (loss) income available to common stockholders	$(2,473)

The assessment performed by Arcade of its redeemable senior preferred stock did not result in an adjustment and the redeemable senior preferred stock was appropriately reclassified to a liability.

Recent Accounting Pronouncements

SFAS 123R – Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (SFAS 123R), which requires the recognition of compensation expense using the fair value of stock options granted to employees and

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

non-employee directors. This statement eliminates the alternative to use the intrinsic value method of accounting originally permitted by SFAS 123.  SFAS 123R requires recognition of compensation expense related to all equity awards granted  including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  The originally issued SFAS 123 set the effective date as of the first interim or annual reporting period that commences after June 15, 2005.  In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X which defers compliance with SFAS 123 to the first interim or annual reporting period of the first fiscal year commencing after December 15, 2005.  The Company has adopted SFAS 123R on January 1, 2006 to comply with such regulation on a prospective basis.  The Company has assessed the effects of adoption and determined the impact of adopting this statement will not be material.

SFAS 154 – Accounting Changes and Error Corrections – a replacement of APB Opinion No.20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle.  Prior to SFAS 154, APB Opinion 20 required the cumulative effect of the voluntary changes in accounting principle from prior period to be included in net income of the current period.  Under SFAS 154, the voluntary change in accounting principle is required to be applied to prior periods as if that principle had always been used in previously issued financial statements of the reporting entity.  Additionally, the retrospective application is limited to the direct effects of the voluntary change as well as requires the indirect effects of depreciation, amortization or depletion from the voluntary change to be accounted for as a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal year beginning after December 15, 2005.  As such, the Company adopted SFAS 154 on January 1, 2006 to comply with such regulation.

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

During December 2005, Holdings repatriated eligible earnings from foreign subsidiaries in an amount of $12.6 million.   The benefit of the repatriation in relation to the tax that would otherwise have been payable was approximately $2.7 million.

2.      Transactions

On July 21, 2004, KKR and DLJMBP III announced a series of transactions (the “Transactions”) which would combine under one parent organization the assets of each of Jostens, Von Hoffmann and Arcade to create Visant. Prior to the consummation of the Transactions, affiliates of DLJMBP II controlled Von Hoffmann and Arcade, and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. In connection with the Transactions, Fusion, an entity controlled by investment funds affiliated with KKR, acquired an equity interest in Holdings, bringing Holdings under the common ownership of DLJMBP III and Fusion.

The Transactions encompassed the acquisitions of each of Von Hoffmann and Arcade, the contribution of the stock of such entities to Visant Holding and the recapitalization of each of the companies and Visant.

To bring the three companies under the common ownership of Visant, on July 21, 2004, Visant Holding entered into a contribution agreement with Fusion providing for the contribution by Fusion of all of the stock of Von Hoffmann and Arcade acquired by Fusion to Holdings in exchange for shares of common stock of Holdings.

Immediately prior to the consummation of the Contribution on October 4, 2004, Fusion acquired all of the stock of Von Hoffmann and Arcade through two separate mergers. A wholly-owned subsidiary of Fusion merged with and

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

into Von Hoffmann with Von Hoffmann surviving the merger. As a result of the merger, Von Hoffmann became a wholly-owned subsidiary of Fusion. At the effective time of the Von Hoffmann merger, holders of equity interests in Von Hoffmann, including holders of outstanding stock options, exchanged their interests in Von Hoffmann for the right to receive an aggregate amount of $650 million less the aggregate amount of Von Hoffmann’s net debt and certain transaction advisory fees, subject to closing adjustments (including a working capital adjustment).

Contemporaneous with the Von Hoffmann merger, a wholly-owned subsidiary of Fusion merged with and into Arcade with Arcade surviving the merger. As a result of the merger, Arcade became a wholly-owned subsidiary of Fusion. As of the effective time of the Arcade merger, Arcade’s outstanding common stock and stock options were cancelled in exchange for no consideration. Holders of the Mandatorily Redeemable Preferred Stock of Arcade received an aggregate of $250 million less the aggregate amount of Arcade’s net debt and certain transaction expenses, subject to closing adjustments (including a working capital adjustment).

After the acquisition by Fusion of the outstanding equity interests of Von Hoffmann and Arcade and the subsequent Contribution, the Company contributed the equity interests of Von Hoffmann and Arcade to Visant Secondary Holdings Corp. and then to Visant Corp., which resulted in Von Hoffmann and Arcade becoming wholly-owned subsidiaries.

Upon consummation of the Transactions, an affiliate of KKR was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of March 1, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of economic interests. As of March 1, 2006, other co-investors held approximately 8.4% of the voting interests and approximately 9.1% of the economic interests of the Company, while members of management held approximately1.6% of the voting interests and approximately 1.7% of the economic interests.

In connection with the Transactions, Visant entered into new senior secured credit facilities, consisting of a $150 million Term Loan A Facility, an $870 million Term C Loan Facility and a $250 million revolving credit facility and issued $500 million aggregate principal amount of notes.  Jostens, Von Hoffmann and Arcade repaid their existing indebtedness and remaining preferred stock. Each of the companies concluded tender offers for their existing notes. In connection with these tender offers, each company received the requisite consents of the holders of these notes to amend the respective indentures governing these notes to eliminate substantially all of the restrictive covenants contained in these indentures. In accordance with the contribution agreement entered into in connection with the Transactions, the Company discharged the indentures governing the 12 3/4% Senior Subordinated Notes Due 2010 of Jostens and the 10 1/4% Senior Notes Due 2009 of Von Hoffmann and redeemed all other notes not tendered in connection with the tender offers

3.      2003 Jostens Merger

On June 17, 2003, Holdings entered into a merger agreement with Jostens and Ring Acquisition Corp., an entity organized by Holdings for the sole purpose of effecting its acquisition of Jostens.  On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens with Jostens surviving as an indirect subsidiary of Holdings (the “2003 Jostens merger”).

Holdings was capitalized in July 2003 through the issuance of common stock to DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”) and members of management, and received proceeds of $322.9 million.  Holdings established a wholly-owned subsidiary, Jostens IH Corp. (subsequently renamed Visant Corporation), and capitalized it through the purchase of common stock for $317.9 million.  Visant used the $317.9 million, along with $100.0 million of proceeds from the issuance of redeemable preferred stock to the DLJMB Funds, to make a capital contribution of $417.9 million to Jostens.  Jostens used the proceeds from the capital contribution, along with incremental borrowings under its senior secured credit facility, to repurchase all previously outstanding common stock and warrants.  Jostens paid $471.0 million to holders of its common stock and warrants representing a cash payment of $48.25 per share.  In addition, Jostens paid approximately $41.2 million of fees and expenses associated with the merger including $12.6 million of

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

compensation expense representing the excess of the fair market value over the exercise price of outstanding stock options, $12.6 million of capitalized merger costs and $16.0 million of expensed costs consisting primarily of investment banking, legal and accounting fees.  Jostens also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

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

The allocation of the purchase price, excluding certain transaction costs, was as follows:

In thousands
Current assets	$165,280
Property, plant and equipment	101,389
Intangible assets	660,399
Goodwill	709,724
Other assets	18,622
Current liabilities	(202,635)
Long-term debt	(594,494)
Redeemable preferred stock	(106,511)
Deferred income taxes	(252,209)
Other liabilities	(28,521)
Purchase price	$471,044

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

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The allocation of the purchase price was as follows:

In thousands
Current assets	$18,658
Property, plant and equipment	38,437
Intangible assets	45,300
Goodwill	49,790
Current liabilities	(13,153)
Deferred income taxes	(19,960)
Deferred compensation and pension	(10,760)
Purchase price	$108,312

In connection with the purchase accounting related to the acquisition of The Lehigh Press, Inc. in October 2003, intangible assets and goodwill totaled approximately $95.1 million, which consisted of:

In thousands
Customer relationships	$19,500
Trade names	9,580
Non-competition agreements	16,220
Total intangible assets	45,300
Total goodwill	49,790
Intangible assets and goodwill	$95,090

As shown above, $19.5 million of the purchase price was allocated to customer relationships.  The Company continues to maintain strong relationships with the significant customers acquired in the acquisition of The Lehigh Press, Inc.  Some of the more significant relationships (with major educational book publishers) have existed for approximately 50 years.

The trade names amounts noted above include The Lehigh Press and Lehigh Direct names.

The amounts ascribed to the non-competition agreements relate to agreements in place as of the October 2003 acquisition date.

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

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

operations for the successor period in 2003, the results of the Lehigh Direct division are classified as an operating business rather than a discontinued operation as previously reported.

5.      Pro Forma Financial Results

The following unaudited pro forma information presents results of operations as if the 2003 Jostens merger and the acquisition of Lehigh Press had occurred at the beginning of 2003.  The unaudited pro forma information also consolidates the operations of Von Hoffmann and Arcade of 2003.

In thousands	2003
Holdings:
Revenues	$1,409,543
Net loss	(47,089)
Visant:
Revenues	$1,409,543
Net loss	(46,271)

6.      Restructuring Activity and Other Special Charges

For the year ended December 31, 2005, the Company incurred $7.2 million of special charges, including restructuring charges of $2.9 million, $1.7 million and $0.5 million related to severance and benefit costs for Jostens Scholastic, Jostens Yearbook and Jostens Photo, respectively.  Headcount reductions totaled 57, 23 and 7 employees for Jostens Scholastic, Jostens Yearbook and Jostens Photo, respectively.  Marketing and Publishing Services incurred $1.3 million of severance and benefit costs related to a reduction in personnel of 77 employees, as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  Educational Textbooks recorded severance and benefit costs of $0.5 million related to a reduction in personnel of 21 employees.  As of December 31, 2005, the Company has paid $5.7 million related to restructuring initiatives begun in 2005 (“2005 initiatives”), which have affected 185 employees.

Restructuring accruals of $3.3 million as of December 31, 2005 and $8.1 million as of January 1, 2005 are included in other accrued liabilities in the consolidated balance sheets.  The accruals as of January 1, 2005 include amounts provided for severance related to reductions in corporate and administrative employees for all reportable segments, as well as the shutdown of one of the Marketing and Publishing Services segment’s facilities.

On a cumulative basis through December 31, 2005, the Company incurred $13.4 million of employee severance costs related to initiatives begun in 2004 (“2004 initiatives”), which affected 310 employees.  To date, the Company has paid $11.4 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2005 were as follows:

	2005 Initiatives		2004 Initiatives		Total
		No. of		No. of		No. of
		employees		employees		employees
In thousands	Amount	affected	Amount	affected	Amount	affected
Balance at January 1, 2005	$—	—	$8,121	162	$8,121	162
Restructuring charges	6,948	185	—	—	6,948	185
Severance paid	(5,691)	(181)	(6,094)	(162)	(11,785)	(343)
Balance at December 31, 2005	$1,257	4	$2,027	—	$3,284	4

The Company expects the majority of the remaining severance related to the 2004 and 2005 Initiatives to be paid during the first quarter of 2006.

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

7.      Accumulated Comprehensive Income (Loss)

The following amounts were included in accumulated other comprehensive income (loss) as of the dates indicated:

			Fair value	Accumulated
	Foreign	Minimum	of interest	other
In thousands	currency	pension	rate swap	comprehensive
Jostens, Inc. (Predecessor)	translation	liability	agreement	income (loss)
Balance at December 28, 2002	$(6,166)	$(3,329)	$(1,322)	$(10,817)
Fiscal 2003 predecessor period change	(278)	—	1,293	1,015
Effect of purchase accounting	6,444	3,329	29	9,802
Balance at July 29, 2003	$—	$—	$—	$—

(Successor)
Balance at July 29, 2003	$—	$—	$—	$—
Fiscal 2003 successor period change	906	—	—	906
Balance at January 3, 2004	906	—	—	906
Fiscal 2004 period change	553	—	—	553
Balance at January 1, 2005	1,459	—	—	1,459
Fiscal 2005 period change	(859)	—	—	(859)
Balance at December 31, 2005	$600	$—	$—	$600

8.      Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

	(Successor)
In thousands	2005	2004
Trade receivables	$174,683	$167,663
Allowance for doubtful accounts	(4,409)	(3,621)
Allowance for sales returns	(5,934)	(5,799)
Accounts receivable, net	$164,340	$158,243

Net inventories were comprised of the following:

	(Successor)
In thousands	2005	2004
Raw materials and supplies	$53,263	$44,989
Work-in-process	50,540	47,695
Finished goods	28,881	38,938
	132,684	131,622
LIFO reserve	(1,902)	(2,172)
Inventories, net	$130,782	$129,450

LIFO inventories represented 31.0% and 33.0% of gross inventory as of the end of 2005 and 2004,

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

respectively, and approximated replacement cost in both years.

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to $30 million in consigned inventory.  As required by the terms of this agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory nor the corresponding liability in the financial statements.  The value of consigned inventory at December 31, 2005 and 2004 was $26.1 million and $22.6 million, respectively.  The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.6 million for 2005, $0.5 million for 2004 and $0.2 million for the successor period in 2003 and $0.2 million for the predecessor period in 2003.  The obligations under the consignment agreement are guaranteed by Visant.

In January 2006, we amended the arrangement to allow for the ability to obtain up to $32.5 million in consigned inventory.

9.      Property, Plant and Equipment

Net property, plant and equipment consisted of:

	(Successor)
In thousands	2005	2004
Land	$16,386	$18,280
Buildings	76,265	79,579
Machinery and equipment	389,818	379,880
Capitalized software	20,353	16,979
Transportation equipment	1,778	1,686
Furniture and fixtures	15,071	12,639
Construction in progress	30,838	12,241
Total property, plant and equipment	550,509	521,284
Less accumulated depreciation and amortization	314,610	280,161
Property, plant and equipment, net	$235,899	$241,123

Property, plant and equipment are stated at historical cost except for adjustments to fair value that were made in applying purchase accounting (See Note 3, 2003 Jostens Merger). Depreciation expense was $53.0 million for 2005, $69.2 million for 2004, $26.2 million for the successor period in 2003 and $12.6 million for the predecessor period in 2003.  Amortization related to capitalized software is included in depreciation expense and totaled $5.0 million for 2005, $5.7 million for 2004, $2.6 million for the successor period in 2003 and $3.8 million for the predecessor period in 2003.

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

10.   Goodwill and Other Intangible Assets

Goodwill

The net carrying amount of goodwill is as follows:

	(Successor)
In thousands	2005	2004
Balance at beginning of period	$1,108,445	$1,138,664
Goodwill acquired during the period	23	32
Purchase price adjustments	(113)	(30,341)
Currency translation	46	90
Balance at end of period	$1,108,401	$1,108,445

As of December 31, 2005, goodwill has been allocated to reporting segments as follows:

In thousands
Jostens Scholastic	$296,356
Jostens Yearbook	395,662
Jostens Photo	25,270
Marketing and Publishing Services	278,729
Educational Textbook	112,384
Goodwill	$1,108,401

Goodwill is primarily attributable to the effect of purchase accounting in connection with the 2003 Jostens merger as discussed in Note 3 and the Lehigh Press Acquisition as discussed in Note 4. During fiscal 2004, purchase price adjustments primarily relate to Jostens and consist of a reduction to the fair value of Jostens’ redeemable preferred stock and property, plant and equipment in the amounts of $20.0 million and $0.6 million, respectively, establishment of a $2.9 million purchase accounting liability (as well as its deferred tax impact) related to the closure of the Red Wing, Minnesota facility and a reduction of the income tax payable reserve by $11.0 million in response to a favorable Internal Revenue Service settlement of a tax issue related to prior years.

Other Intangible Assets

Information regarding other intangible assets as of the end of 2005 and 2004 is as follows:

		(Successor)
		2005			2004
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(80,288)	$249,712	$330,000	$(47,414)	$282,586
Order backlog	1.5 years	49,394	(49,394)	—	49,394	(49,394)	—
Internally developed software	2 to 5 years	12,200	(8,055)	4,145	12,200	(4,919)	7,281
Patented/unpatented technology	3 years	19,752	(12,201)	7,551	19,659	(7,755)	11,904
Customer relationships	4 to 40 years	35,455	(10,446)	25,009	35,455	(7,836)	27,619
Other	3 to 8 years	39,717	(13,975)	25,742	17,619	(5,394)	12,225
		486,518	(174,359)	312,159	464,327	(122,712)	341,615
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580
Intangible assets		$751,098	$(174,359)	$576,739	$728,907	$(122,712)	$606,195

VISANT  HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amortization expense was $51.6 million for 2005, $94.1 million for 2004, $21.3 million for the successor period in 2003 and $0.6 million for the predecessor period in 2003.  Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of the end of 2005 is as follows:

In thousands
2006	$49,760
2007	44,661
2008	41,621
2009	36,784
2010	36,179
Thereafter	103,154
$312,159

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions.  The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information.  Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.  The impairment testing was completed as of the beginning of the fourth quarter and there were no indications of impairment.  However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of 2005 and 2004 totaled approximately $1.4 billion for both periods.

11.   Debt

As of the end of 2005 and 2004, the Company’s debt obligations consisted of the following:

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	(Successor)
	2005	2004
Holdings:
Senior discount notes, 10.25 percent fixed rate, net of discount of $62,454 at December 31, 2005 and $80,019 at January 1, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 milion, accreted principal due and payable at maturity - December 2013	$184,746	$167,181
Visant:
Borrowings under senior secured credit facility:
Term Loan A, variable rate, 4.90 percent at January 1, 2005, paid in full December 2005	—	150,000
Term Loan C, variable rate, 6.78 percent at December 31, 2005 and 4.65 percent at January 1, 2005 with semi-annual principal and interest payments through October 2011	816,500	870,000
Senior subordinated notes, 7.625 percent fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000
	1,501,246	1,687,181
Less current portion	—	19,950
	$1,501,246	$1,667,231

Maturities of the Company’s debt, at face value, as of the end of 2005 are as follows:

In thousands
Holdings:
2010 and thereafter	$247,200
Visant:
2006	—
2007	—
2008	—
2009	—
2010	8,700
Thereafter	1,307,800
$1,563,700

During 2005, the Company voluntarily prepaid $203.5 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loans A and C for 2005 through mid-2010.  With these pre-payments, the outstanding balance under the Term Loan A was extinguished and the balance under the Term Loan C facility was reduced to $816.5 million.  Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.  As of December 31, 2005, there was $11.9 million outstanding in the form of short-term borrowings, which relates to the Company’s Canadian subsidiary, at a weighted average interest rate of 6.25%, and an additional $16.7 million outstanding in the form of letters of credit, leaving $221.4 million available under the $250 million revolving credit facility.

In conjunction with the Transactions as described in Note 2, the Company repaid the existing indebtedness of Jostens, Von Hoffmann and Arcade in full.

The indentures governing Visant’s senior subordinated notes and Holdings’ senior discount notes also contain numerous covenants including, among other things, restrictions on the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to the Company; engage in transactions with affiliates; and create liens.

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other debt obligations would cause a default under or acceleration of the senior secured credit facilities and the Visant senior subordinated notes.

As of the end of 2005, the fair value of debt, excluding the Holdings notes and the Visant notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments.  The fair value of the Holdings notes and the Visant notes as of the end of 2005 was $187.9 million and $500.0 million, respectively, and was estimated based on quoted market prices.

Any failure to comply with the covenants under the senior secured credit facilities would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of December 31, 2005, the Company was in compliance with all covenants under its debt material obligations.

Holdings Senior Discount Notes

On December 2, 2003, the Company issued $247.2 million in principal amount of 10 1/4% senior discount notes (the “Holdings notes”) due December 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States for gross proceeds of $150.0 million.  On March 8, 2004, the Company completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act.

The Holdings notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of the Company’s subsidiaries, including its senior secured credit facilities and the Visant notes, and are not guaranteed.  No cash interest will accrue on the Holdings notes prior to December 1, 2008.  Thereafter, cash interest on the Holdings notes will accrue and be payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2009, at a rate of 10 1/4%.  The Holdings notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million.  The accreted value of the Holdings notes will increase from the date of issuance until December 1, 2008 at a rate of 10 1/4% per annum such that on December 1, 2008, the accreted value will equal the stated principal amount at maturity.  The Holdings notes will mature on December 1, 2013.  The Holdings notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion is being amortized to interest expense through 2008 and during 2005 and 2004, the amount of interest expense related to the discount accretion was $18.0 million and $16.3 million, respectively.  In addition, transaction fees and related costs of $5.7 million associated with the Holdings notes were capitalized and are being amortized as interest expense through December 1, 2013.

The indenture governing the Holdings notes restricts Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings) subject to certain exceptions.

Senior Secured Credit Facility

On October 4, 2004, in connection with the Transactions, Visant entered into a Credit Agreement among Visant, as Borrower, Jostens, Ltd., as Canadian borrower, Visant Secondary Holdings Corp., as Guarantor, the lenders from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, providing for senior secured credit facilities in an

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

aggregate amount of $1,270 million consisting of $150 million of a Term Loan A facility, an $870 million Term B loan facility and a $250 million revolving credit facility.  Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

On December 21, 2004, Visant entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of October 4, 2004 (as amended by the First Amendment, the “Credit Agreement”).  The First Amendment provided for an $870 million Term C loan facility, the proceeds of which were used to repay in full the outstanding borrowings under the Term B loan facility.  Visant effectively reduced the interest rate on its borrowings by 25 basis points by refinancing the Term B facility with a new Term C facility and did not incur any additional borrowings under the First Amendment.

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

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change the business, amend the terms of the Company’s subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp., and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2004 and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

The borrowings under the Credit Agreement bear a variable interest rate based upon either the London Interbank Offered Rate (“LIBOR”) or an alternative base rate (“ABR”) based upon the greater of the federal funds effective rate plus 0.5%, or the prime rate, plus a fixed margin.  The interest rate per year on the Term A and Term C loan facilities is ABR or LIBOR plus a basis point spread.  Both are subject to a step-down determined by reference to a performance test.  The Term C loan facility will amortize on a semi-annual basis commencing on July 1, 2005 and mature on October 4, 2011 with amortization prior to the maturity date to be at nominal percentages.  In

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

addition, transaction fees and related costs of $38.1 million associated with the senior secured credit facilities were capitalized and are being amortized as interest expense over the lives of the facilities.

The interest rate per year on the revolving credit facility is LIBOR plus 2.50% or ABR plus 1.50% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50%).  The revolving credit facility contains a sub-facility that allows the Company’s Canadian subsidiary to borrow funds not to exceed $20 million of the total $250 million facility.  The revolving credit facility expires on October 4, 2009.  At the end of 2005, there was $11.9  million outstanding in the form of short-term borrowings at the Canadian subsidiary at a weighted average interest rate of 6.25% and an additional $16.7 million outstanding in the form of letters of credit, leaving $221.4 million available under this facility.  The Company is obligated to pay commitment fees of 0.50% on the unused portion of this facility. The interest rate on the revolving credit facility and the commitment fee rate are both subject to step-downs determined by reference to a performance test.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7 5/8% senior subordinated notes (the “Visant notes”) due October 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States.  On March 30, 2005, the Company completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.

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

The indenture governing the Visant notes restricts Visant and its restricted subsidiaries from paying dividends or making any other distributions on account of Visant’s or any restricted subsidiary’s equity interests (including any dividend or distribution payable in connection with any merger or consolidation) other than (1) dividends or distributions by Visant payable in equity interests of Visant or in options, warrants or other rights to purchase equity interests or (2) dividends or distributions by a restricted subsidiary, subject to certain exceptions.

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

13.  Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  There were no open forward foreign currency exchange contracts at the end of 2005 and 2004.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2003, the Company used an interest rate swap agreement to modify risk from interest rate risk fluctuations associated with a specific portion of its underlying debt. The interest rate swap was designated as a cash flow hedge and was reflected at fair value in the consolidated balance sheets. Differences paid or received under the swap contract were recognized over the life of the contract as adjustments to interest expense. As the critical terms of the interest rate swap and the hedged debt matched, there was an assumption of no ineffectiveness for this hedge. The contract matured in August of 2003 and was not renewed.

14.  Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $9.3 million for 2005, $9.0 million for 2004, $3.0 million for the successor period in 2003 and $2.4 million for the predecessor period in 2003. Future minimum lease payments under the leases are as follows:

In thousands
2006	$6,205
2007	4,226
2008	3,328
2009	2,386
2010	1,065
Thereafter	950
Total lease payments	$18,160

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The purchase commitment at the end of 2005 was $5.6 million with delivery dates occurring throughout 2006. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133. The fair market value of the open precious metal forward contracts at the end of 2005 was $5.8 million and was calculated by valuing each contract at quoted futures prices.

Environmental

The Company’s operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Costs incurred to comply with such laws and regulations have become more stringent over time.

Also, as an owner and operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of the Company’s current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of the environmental management program, the Company is currently involved in environmental remediation at several properties. Principal among them is a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000. As of December 31, 2005, Jostens had made payments totaling $7.8 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs. Based on findings included in remediation reports, the Company estimates that the cost required to finish

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

addressing environmental conditions is not material. This amount is included in the consolidated balance sheet as of December 31, 2005.   Additionally, Jostens has ongoing monitoring obligations following the completion of remediation.  The Company does not expect the cost of such ongoing monitoring to be material. While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

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

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum. On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint. On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend. The plaintiff filed a second amended complaint dated December 16, 2004. The court dismissed the action on January 26, 2005. The plaintiff has appealed the court’s decision. Jostens filed its appellate brief in late October 2005,  and oral arguments were heard on March 15, 2006. A decision is expected before the end of June, 2006.

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these alleged tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on imports dating back five years. Additionally, Customs may impose interest on the loss of revenue, if any is determined. Presently, no formal notice of, or demand for, any alleged loss of revenue has been issued by Customs. A review of Jostens’ import practices has revealed that during the relevant five-year period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens has addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. Jostens is in the early stages of administrative review of this matter, and it is not clear what Customs’ position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for those imports made prior to 2004. Jostens intends to vigorously defend its position and has recorded no accrual for any potential liability. However, there can be no assurance that Jostens will be successful in its defense or that the disposition of this matter will not have a material effect on the business, financial condition and results of operations of the Company.

The Company is also a party to other litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. The Company believes the effect on the business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.  Income Taxes

Holdings filed its first consolidated federal tax return for 2004, which included the taxable income (loss) for its acquired companies for the post Transaction three-month period ended January 1, 2005. Holdings and its subsidiaries file state tax returns on a consolidated or separate basis as required in the applicable jurisdictions.

Holdings

The U.S. and foreign components of income (loss) from operations before income taxes and the provision for (benefit from) income taxes from operations of Holdings consists of:

	(Successor)			Jostens, Inc. (Predecessor)
In thousands	2005	2004	Five Months 2003	Seven Months 2003
Domestic	$51,999	$(160,494)	$(76,212)	$10,648
Foreign	10,346	7,025	5,861	1,102
Income (loss) before income taxes	$62,345	$(153,469)	$(70,351)	$11,750

Federal	$15,134	$9,155	$(277)	$7,977
State	5,650	1,060	(46)	1,609
Foreign	3,601	3,056	2,344	609
Total current income taxes	24,385	13,271	2,021	10,195
Deferred	1,311	(66,042)	(21,257)	(1,500)
Provision for (benefit from) income taxes	$25,696	$(52,771)	$(19,236)	$8,695

A reconciliation between the provision for (benefit from) income taxes computed at the U.S. Federal statutory rate and income taxes from operations for financial reporting purposes is as follows:

	(Successor)						Jostens, Inc. (Predecessor)
In thousands	2005		2004		Five Months 2003		Seven Months 2003
Federal tax (benefit) at statutory rate	$21,821	35.0%	$(53,714)	35.0%	$(24,623)	35.0%	$4,113	35.0%
State tax (benefit), net of federal tax benefit	2,542	4.1%	(3,454)	2.3%	(2,495)	3.5%	873	7.4%
Foreign tax credits (generated) used, net	(1,049)	(1.7% )	(233)	0.2%	2,033	(2.9)%	—	—
Foreign earnings repatriation, net	716	1.1%	—	—	933	(1.3)%	—	—
Domestic manufacturing deduction	(378)	(0.6% )	—	—	—	—	—	—
Nondeductible interest expense	—	—	14,092	(9.2% )	5,763	(8.2)%	295	2.5%
Nondeductible transaction costs	—	—	2,316	(1.5% )	—	—	3,095	26.3%
Increase (decrease) in deferred tax valuation allowance	850	1.4%	(12,278)	8.0%	(890)	1.3%	—	—
Other differences, net	1,194	1.9%	500	(0.3% )	43	(0.1)%	319	2.7%
Provision for (benefit from) income taxes	$25,696	41.2%	$(52,771)	34.4%	$(19,236)	27.3%	$8,695	74.0%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	(Successor)
In thousands	2005	2004
Tax depreciation in excess of book	$(23,432)	$(28,251)
Basis difference on property, plant and equipment	(9,246)	(11,720)
Capitalized software development costs	(1,894)	(1,895)
Tax on undistributed non-U.S. earnings	—	(1,060)
Pension benefits	(22,968)	(22,439)
Basis difference on intangible assets	(216,407)	(234,231)
Other	(9,856)	(5,518)
Deferred tax liabilities	(283,803)	(305,114)
Reserves for accounts receivable and salespersons overdrafts	8,318	7,511
Reserves for employee benefits	18,898	20,346
Other reserves not recognized for tax purposes	9,537	7,841
Foreign tax credit carryforwards	15,475	14,625
Capital loss carryforwards	2,228	2,228
Net operating loss carryovers	—	41,585
Basis difference on pension liabilities	21,442	20,759
Basis difference on long-term debt	—	—
Amortization of original issue discount	12,855	6,355
Other	5,965	7,195
Deferred tax assets	94,718	128,445
Valuation allowance	(17,703)	(16,853)
Deferred tax assets, net	77,015	111,592
Net deferred tax liability	$(206,788)	$(193,522)

Visant

The U.S. and foreign components of income (loss) from operations before income taxes and the provision for (benefit from) income taxes from operations of Visant consists of:

	(Successor)			Jostens, Inc. (Predecessor)
In thousands	2005	2004	Five Months 2003	Seven Months 2003
Domestic	$70,175	$(144,161)	$(74,913)	$10,648
Foreign	10,346	7,025	5,861	1,102

Income (loss) before income taxes	$80,521	$(137,136)	$(69,052)	$11,750

Federal	$15,341	$9,304	$(271)	$7,977
State	5,668	1,073	(45)	1,609
Foreign	3,601	3,056	2,344	609
Total current income taxes	24,610	13,433	2,028	10,195
Deferred	7,811	(60,161)	(20,783)	(1,500)

Provision for (benefit from) income taxes	$32,421	$(46,728)	$(18,755)	$8,695

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for (benefit from) income taxes computed at the U.S. Federal statutory rate and income taxes from operations for financial reporting purposes is as follows:

							Jostens, Inc.
	(Successor)						(Predecessor)
In thousands	2005		2004		Five Months 2003		Seven Months 2003
Federal tax (benefit) at statutory rate	$28,182	35.0%	$(47,997)	35.0%	$(24,168)	35.0%	$4,113	35.0%
State tax (benefit), net of federal tax benefit	2,906	3.6%	(3,128)	2.3%	(2,469)	3.6%	873	7.4%
Foreign tax credits (generated) used, net	(1,049)	(1.3)%	(233)	0.2%	2,033	(2.9)%	—	—
Foreign earnings repatriation, net	716	0.9%	—	—	933	(1.4)%	—	—
Domestic manufacturing deduction	(378)	(0.5)%	—	—	—	—	—	—
Nondeductible interest expense	—	—	14,092	(10.3)%	5,763	(8.3)%	295	2.5%
Nondeductible transaction costs	—	—	2,316	(1.7% )	—	—	3,095	26.3%
Increase (decrease) in deferred tax valuation allowance	850	1.1%	(12,278)	9.0%	(890)	1.3%	—	—
Other differences, net	1,194	1.5%	500	(0.4)%	43	(0.1)%	319	2.7%

Provision for (benefit from) income taxes	$32,421	40.3%	$(46,728)	34.1%	$(18,755)	27.2%	$8,695	74.0%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities are:

	(Successor)
In thousands	2005	2004
Tax depreciation in excess of book	$(23,432)	$(28,251)
Basis difference on property, plant and equipment	(9,246)	(11,720)
Capitalized software development costs	(1,894)	(1,895)
Tax on undistributed non-U.S. earnings	—	(1,060)
Pension benefits	(22,968)	(22,439)
Basis difference on intangible assets	(216,407)	(234,231)
Other	(9,856)	(5,518)
Deferred tax liabilities	(283,803)	(305,114)
Reserves for accounts receivable and salespersons overdrafts	8,318	7,511
Reserves for employee benefits	18,898	20,346
Other reserves not recognized for tax purposes	9,537	7,841
Foreign tax credit carryforwards	15,475	14,625
Capital loss carryforwards	2,228	2,228
Net operating loss carryovers	—	41,585
Basis difference on pension liabilities	21,442	20,759
Other	5,965	7,195
Deferred tax assets	81,863	122,090
Valuation allowance	(17,703)	(16,853)
Deferred tax assets, net	64,160	105,237
Net deferred tax liability	$(219,643)	$(199,877)

During 2005, the Company received refunds totaling $12.9 million in connection with net operating loss carryback claims filed for Von Hoffmann and Arcade.  Also, during 2005, the Company determined the tax benefit attributable to costs charged to equity in 2004 in connection with the Transactions.  A net tax benefit of $0.9 million was credited to additional paid in capital and is also included in other deferred tax assets and liabilities in connection

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

with the Transaction.  The net tax benefit includes the effect of start-up expenditures and permanent basis differences on deferred financing costs.

During 2005, two foreign subsidiaries of Holdings repatriated a total of $12.6 million of earnings that were eligible for the favorable rate of tax provided under the American Jobs Creation Act of 2004.  The benefit of the repatriation in relation to the tax that would otherwise have been payable was approximately $2.7 million.  In connection with the repatriation, the Company concluded that approximately $6.0 million of undistributed foreign earnings are indefinitely invested in its foreign businesses.  Consistent with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas, the Company has reduced income tax expense by $1.1 million to reverse deferred income taxes that had been accrued at December 2004.   The overall tax effect of the repatriation in December 2005, including the effect of reducing accrued deferred income taxes, was to increase income tax expense by approximately $0.5 million.  At the end of 2005, the Company has foreign tax credit carryforwards totaling $15.5 million of which approximately $13.5 million expire in 2012, $1.1 million expire in 2013 and $0.9 million expire in 2015.  The Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2003, Jostens repatriated $3.0 million of earnings from its Canadian subsidiary.  During 2003, the Company also reduced its deferred tax asset balance and related valuation allowance by $2.4 million to reflect foreign tax credit carryforwards as reported on the Jostens 2002 income tax return.  During 2004 and 2003, the Company provided deferred income taxes of $0.2 million and $0.1 million on approximately $3.3 million and $0.5 million, respectively, of undistributed Canadian earnings that were not considered indefinitely invested at that time.

During 2004, in connection with the Transactions, as further described in Note 2, the Company acquired the stock of Von Hoffmann and Arcade and refinanced its credit facilities.  As part of the refinancing, two applicable high yield debt obligations were refinanced resulting in approximately $56.0 million of interest deductions.  The effect of these deductions, along with certain other refinancing costs, contributed to a consolidated net operating loss for income tax purposes for 2004 of approximately $113.0 million for each of Holdings and Visant.  For taxable periods prior to the Transaction date, Von Hoffmann and Arcade filed separate federal and state tax returns reflecting the taxable results of their consolidated separate operations.  The effect of Von Hoffmann’s and Arcade’s taxable results of operations for periods prior to the Transaction date are included in the amounts reported above for the U.S. and foreign components of income (loss) from operations, the income tax rate reconciliation with the U.S. Federal statutory rate and the tax effect of temporary differences which give rise to deferred tax assets and liabilities.

In connection with the repayment of one of the high yield debt obligations, the Company reduced a deferred tax asset valuation allowance by $12.5 million.  Prior to the transaction, the allowance had been established because it was more likely than not that the related tax benefit would not be realized.

During 2003, the Company recognized $258.2 million of net deferred tax liabilities in connection with the 2003 Jostens merger, as further described in Note 3.  This amount represents the tax effect for temporary differences between the carrying amount of assets and liabilities resulting from the purchase price allocation and the related tax bases.  During 2004, the Company recognized $1.4 million of additional deferred tax assets in connection with a purchase accounting liability related to a plant closure.  At the end of 2005 and 2004, the net deferred tax liability related to temporary differences arising from the 2003 Jostens merger accounting was $193.8 million and $211.9 million, respectively.

During 2002, the Company agreed to certain adjustments proposed by the Internal Revenue Service (IRS) in connection with its audit of the Jostens federal income tax returns filed for years 1996 through 1998.  As a result of the audit, the Company agreed to pay additional federal taxes of $11.3 million.  Combined with additional state taxes and interest charges, the liability related to these adjustments, which had previously been accrued, was approximately $17.0 million.  During 2003, the Company filed an appeal with the IRS concerning a further proposed adjustment of approximately $8.0 million.  On February 1, 2005, the IRS notified the Company that agreement had been reached wherein no further deficiency or overassessment remained for the years 1996 through 1998.  Based on the IRS notification, the Company recorded an adjustment in 2004 reducing tax reserves and goodwill by $11.0 million for the tax and related interest attributable to the contested liability.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In connection with the aforementioned audit, the IRS recharacterized as a capital loss approximately $27.0 million of notes that were written off in 1998.  The notes were received in connection with the 1995 sale of a subsidiary.  During 2004, the carryforward period attributable to these notes expired.  At the end of 2005, the Company had capital loss carryforwards totaling $5.6 million of which $4.0 million expire in 2006 and $1.6 million expire in 2007.  Since capital losses may only be used to offset future capital gains, the Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to capital losses may not be realized.

As described in Note 11, during December 2003, Holdings issued $150 million of senior discount notes due 2013.  The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points.  As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property.  Holdings has provided deferred income taxes of approximately $12.9 million on $34.7 million of OID accrued through December 2005.

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

Effective January 1, 2006, the qualified pension plans were closed to newly-hired nonunion employees.  Pension benefits for current salaried nonunion employees under one of the Jostens pension plans were modified to provide a percentage of career average earnings, rather than final average earnings, for service after January 1, 2006, provided that employees who were at least age 45 with 15 or more years of service, were grandfathered under the old formula.

Jostens also provides certain medical and life insurance benefits for eligible retirees, including their spouses and dependents.  Generally, the postretirement benefits require contributions from retirees.  Effective January 1, 2006, the retiree medical plan was closed to active employees who were not yet age 50 with at least 10 years of service as of such date.  Prescription drug coverage for Medicare eligible retirees was also eliminated from the program as of January 1, 2006.

Eligible employees from The Lehigh Press, Inc. participate in a noncontributory defined benefit qualified pension plan, which was merged with a Jostens plan effective December 31, 2004.  In addition, Lehigh maintains an unfunded supplemental retirement plan (SRP) for certain key executives.  The SRP no longer has any active participants accruing benefits under the SRP.  The plans provide benefits based on years of service and final average compensation.  Certain of our operations also contribute to multi-employer pension plans covered by terms of certain collective bargaining agreements.  Contribution amounts are determined by contract and therefore the Company does not administer or control the funds in any way.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2005 and 2004 as well as the funded status and amounts both recognized and not recognized in the balance sheets as of December 31, 2005 and January 1, 2005, for all defined benefit plans combined.  The information presented for all the plans is based on a measurement date of September 30.  Furthermore, the Jostens plans represent 86% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2005.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation, beginning of period	$255,501	$240,953	$5,556	$6,553
Service cost	8,016	7,680	40	41
Interest cost	14,901	14,218	311	348
Plan amendments	(4,110)	486	(3,420)	—
Actuarial loss (gain)	4,083	4,616	1,840	(579)
Administrative expenses	(660)	(2,311)	—	—
Special termination benefits	—	598	—	—
Benefits paid	(11,202)	(10,739)	(720)	(807)
Benefit obligation, end of period	$266,529	$255,501	$3,607	$5,556

Change in plan assets
Fair value of plan assets, beginning of period	$233,519	$214,692	$—	$—
Actual return on plan assets	30,524	27,376	—	—
Company contributions	3,711	4,501	720	807
Administrative expenses	(660)	(2,311)	—	—
Benefits paid	(11,202)	(10,739)	(720)	(807)
Fair value of plan assets, end of period	$255,892	$233,519	$—	$—

Funded status
Funded status, end of period	$15,474	$13,835	$—	$—
Unfunded status, end of period	(26,111)	(35,817)	(3,607)	(5,556)
Net unfunded status, end of period	(10,637)	(21,982)	(3,607)	(5,556)
Unrecognized cost:
Net actuarial loss	(5,296)	344	1,573	(267)
Prior service cost	(3,725)	438	(3,420)	—
Net amount recognized	$(19,658)	$(21,200)	$(5,454)	$(5,823)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$6,807	$13,741	$—	$—
Accrued benefit cost	(26,465)	(34,941)	(5,454)	(5,823)
Net amount recognized	$(19,658)	$(21,200)	$(5,454)	$(5,823)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2005, Jostens changed the discount rate assumption from 6.00% to 5.75% for the pension and postretirement plans which resulted in an increase in liability during 2005.  This was offset by asset returns which were larger than expected and actual salary increases which were lower than expected, resulting in an actuarial gain in 2005.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $255.1 million and $238.5 million at the end of 2005 and 2004, respectively.  The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified pension plans, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	(Successor)
	2005	2004
Projected benefit obligation	$26,111	$25,492
Accumulated benefit obligation	25,324	24,383
Fair value of plan assets	—	—

All of the qualified pension plans’ assets have fair market values in excess of the projected benefit obligation and accumulated benefit obligation as of December 31, 2005.

Net periodic benefit expense (income) of the pension and other postretirement benefit plans included the following components:

In thousands	Pension benefits
	2005	2004
Service cost	$8,016	$7,680
Interest cost	14,901	14,217
Expected return on plan assets	(21,255)	(19,654)
Amortization of prior year service cost	53	48
Amortization of net actuarial loss	1	—
Net periodic benefit expense	$1,716	$2,291

In thousands	Postretirement benefits
	2005	2004
Service cost	$40	$41
Interest cost	311	348
Net periodic benefit expense	$351	$389

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Discount rate:
Jostens	5.75%	6.00%	5.75%	6.00%
Von Hoffmann	5.75%	5.75%	N/A	N/A
Rate of compensation increase:
Jostens	6.30%	6.30%	N/A	N/A
Von Hoffmann	3.00%	3.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Discount rate:
Jostens	6.00%	6.00%	6.00%	6.00%
Von Hoffmann	5.75%	6.25%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.50%	9.50%	N/A	N/A
Von Hoffmann	9.50%	7.50%	N/A	N/A
Rate of compensation increase:
Jostens	6.30%	6.30%	N/A	N/A
Von Hoffmann	3.00%	3.00%	N/A	N/A

The Company employs a building block approach in determining the long-term rate of return for plan assets.  Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined.  The long-term portfolio return is established with a proper consideration of diversification and rebalancing.  Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2005	2004
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2007

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates have some effect on the amounts reported for health care plans.  For 2005, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$19	$(17)
Effect on postretirement benefit obligation	$195	$(178)

Plan Assets

The weighted-average asset allocations for the pension plans as of the measurement dates of 2005 and 2004, by asset category, are as follows:

Asset Category	2005	2004	Target
Equity securities	79.4%	77.1%	80.0%
Debt securities	19.8%	22.5%	20.0%
Real estate	—	—	—
Other	0.8%	0.4%	—
Total	100.0%	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed income investments.  Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations.  Derivatives may be used to gain market exposure in an efficient and timely manner, however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments.  Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Contributions

Due to the funded status of the qualified plan, there are no projected contributions for 2006.  During 2005, the total contributions include $2.0 million to the nonqualified pension plans and $0.5 million to the postretirement benefit plans.  The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	Pension benefits	Postretirement benefits
2006	$11,721	$445
2007	12,193	450
2008	12,842	448
2009	13,536	436
2010	14,365	417
2011 through 2015	86,285	1,746
Total estimated payments	$150,942	$3,942

401(k) Plans

The Company has 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements.  The Company provides a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans.  In some instances, the Company provides profit sharing contributions.  The aggregate matching and other contributions were $9.5 million for 2005, $10.0 million for 2004, $3.7 million for the successor period in 2003 and $2.7 million for the predecessor period in 2003.

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

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003.  The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company.  The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  The Transactions did not constitute a change of control under the 2003 Plan.  Options issued under the 2003 Plan expire on the tenth anniversary of the grant date.  The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003 by and among the Company and certain holders of the capital stock of the Company.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock.  The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock.  Under his employment agreement, the Company’s Chief Executive Officer received awards of stock options and restricted stock under the plan.  Additional members of management are eligible to received equity-based awards.  Option grants consist of “time options”, which vest and become exercisable in annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied.  The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.  All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.

The weighted average fair value of Holdings options granted in 2005 and 2004 was $32.12 and $25.91 per option, respectively.  We did not grant any stock options in 2003.  We estimated the average fair value using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005	2004
Risk-free rate	4.1%	3.3%
Dividend yield	—	—
Volatility factor of the expected market price of Holdings common stock
	1.0%	1.0%
Expected life of the award	10 years	10 years

The following table summarizes stock option activity for Holdings:

Shares in thousands	Shares	Weighted- average exercise price
Outstanding at January 3, 2004	—	$—
Granted	379	$90.14
Cancelled	(53)	$87.12
Outstanding at January 1, 2005	326	$90.64
Granted	236	$96.10
Cancelled	(174)	$94.47
Outstanding at December 31, 2005	388	$94.81

Exercisable at December 31, 2005	132

The weighted average remaining contractual life of outstanding options at the end of 2005 was approximately

9.1 years.

18.  Business Segments

During the fourth quarter of 2005, the Company further disaggregated its reportable segments, to reflect better operations following the integration of the companies as a result of the Transactions and the manner in

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

which the chief operating decision-maker regularly assesses the information for decision-making purposes.  As a result, our reportable segments consist of:

•     Jostens Scholastic - provides services related to the marketing, sale and production of class rings and graduation products;

•      Jostens Yearbook - provides services related to the publication, marketing, sale and production of school yearbooks;

•      Jostens Photo - provides school photography services;

•      Marketing and Publishing Services - produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative products and services to the direct marketing sector.  The group also produces testing and supplemental materials and related components for educational publishers; and

•      Educational Textbook - produces four-color case-bound educational textbooks.

Jostens

Jostens provides school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation.  Jostens’ products and services are predominantly offered to North American high school and college students, through a national network of primarily independent sales representatives and associates.

Jostens’ operations are reported in three segments: a) Jostens Scholastic, b) Jostens Yearbook and c) Jostens Photo.

Jostens Scholastic.   Jostens provides services related to the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements and graduation-related accessories.  Jostens Scholastic serves U.S. high schools, colleges, universities and other specialty markets, marketing and selling scholastic products to students and administrators through independent sales representatives.  Jostens provides customer service in the marketing and sale of class rings and certain other graduation products, which often involves customization.  Jostens also provides ongoing warranty service on its class and affiliation rings.  Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time.  In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets.

Jostens Yearbook.   Jostens provides services related to the publication, marketing, sale and production of yearbooks, primarily serving U.S. high schools, colleges, universities and middle schools.  Jostens generates the majority of its revenues from high school accounts.  Jostens’ sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist in the publication of the yearbook.  With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis.

Jostens Photo.  Through a network of sales representatives and independent dealers, Jostens Photo provides photography services for special events and class and individual school pictures of elementary, middle and high school students.  Jostens Photo provides school photography in Canada and also serves in the United States elementary, middle and high school markets.  Jostens Photo also provides high school senior portraits and photography for proms and other special events.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Marketing and Publishing Services

The Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative, highly personalized products primarily targeted to the direct marketing sector. The Marketing and Publishing Services segment is also a producer of testing and supplemental materials and related components such as decorative covers for educational publishers, as well as creative and book design services.  The Marketing and Publishing Services segment also offers a portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs.  The specialization of in-line finished products can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services.  The personalized imaging capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Educational Textbook

The Educational Textbook segment, which does business under the Von Hoffmann name, is a producer of four-color case-bound educational textbooks. Von Hoffmann’s Jefferson City, Missouri facility focuses primarily on the manufacture of four-color case-bound products including textbooks for the elementary through high school (“ELHI”) and college markets, employing a range of versioning and binding styles and capabilities to meet the demanding service, quality and delivery requirements of these markets.

The following table presents information of Holdings by business segment:

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	(Successor)			Jostens, Inc. (Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net sales
Jostens Scholastic	$424,984	$406,081	$145,791	$255,071
Jostens Yearbook	348,512	333,623	93,051	228,447
Jostens Photo	66,893	67,535	45,329	20,540
Marketing and Publishing Services	479,269	466,975	155,481	—
Educational Textbook	186,968	194,722	65,490	—
Inter-segment eliminations	(8,376)	(6,775)	(2,478)	—
	$1,498,250	$1,462,161	$502,664	$504,058

Operating income (loss)
Jostens Scholastic	$33,064	$32,301	$(6,485)	$18,757
Jostens Yearbook	67,682	3,910	(22,127)	47,250
Jostens Photo	3,006	496	6,056	(7,933)
Marketing and Publishing Services	65,032	20,815	13,708	—
Educational Textbook	18,705	24,045	6,990	—
	$187,489	$81,567	$(1,858)	$58,074

Interest, net
Jostens Scholastic	$33,740	$35,816	$15,136	$16,419
Jostens Yearbook	27,657	29,219	10,383	14,705
Jostens Photo	5,630	6,535	5,086	1,322
Marketing and Publishing Services	43,237	69,203	29,963	—
Educational Textbook	14,880	19,506	7,422	—
	$125,144	$160,279	$67,990	$32,446

Depreciation and amortization
Jostens Scholastic	$30,856	$30,257	$13,682	$6,536
Jostens Yearbook	38,548	85,213	18,991	6,747
Jostens Photo	3,308	3,734	1,848	1,305
Marketing and Publishing Services	25,239	37,291	9,935	—
Educational Textbook	7,474	7,688	3,354	—
	$105,425	$164,183	$47,810	$14,588

Capital expenditures
Jostens Scholastic	$3,966	$9,122	$3,513	$3,134
Jostens Yearbook	15,449	12,670	12,277	2,240
Jostens Photo	887	2,390	1,251	755
Marketing and Publishing Services	14,876	17,505	2,810	—
Educational Textbook	13,987	7,587	849	—
	$49,165	$49,274	$20,700	$6,129

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2005	2004
Goodwill
Jostens Scholastic	$296,356	$296,356
Jostens Yearbook	395,662	395,662
Jostens Photo	25,270	25,201
Marketing and Publishing Services	278,729	278,842
Educational Textbook	112,384	112,384
	$1,108,401	$1,108,445

Intangible assets
Jostens Scholastic	$249,017	$257,876
Jostens Yearbook	261,874	276,306
Jostens Photo	21,828	22,571
Marketing and Publishing Services	44,020	49,442
Educational Textbook	—	—
	$576,739	$606,195

Assets
Jostens Scholastic	$712,507	$751,885
Jostens Yearbook	803,308	847,629
Jostens Photo	81,088	89,486
Marketing and Publishing Services	639,192	697,961
Educational Textbook	129,224	124,436
	$2,365,319	$2,511,397

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates.  No single customer accounted for more than 10% of revenue in 2005, 2004 and the successor and predecessor periods in 2003.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents net sales by class of similar products and certain geographic information:

	(Successor)			Jostens, Inc. (Predecessor)
			Five Months	Seven Months
In thousands	2005	2004	2003	2003
Net sales by classes of similar products
Jostens Scholastic	$424,984	$406,081	$145,791	$255,071
Jostens Yearbook	348,512	333,623	93,051	228,447
Jostens Photo	66,893	67,535	45,329	20,540
Marketing and Publishing Services	479,269	466,975	155,481	—
Educational Textbook	186,968	194,722	65,490	—
Inter-segment eliminations	(8,376)	(6,775)	(2,478)	—
	$1,498,250	$1,462,161	$502,664	$504,058

Net sales by geographic area
United States	$1,401,632	$1,357,175	$465,433	$484,460
France	7,270	19,177	9,818	—
Other, primarily Canada	89,348	85,809	27,413	19,598
	$1,498,250	$1,462,161	$502,664	$504,058

Net property, plant and equipment and intangible assets by geographic area

United States	$1,854,579	$1,889,714	$2,044,768
Other, primarily Canada	66,460	66,049	66,141
	$1,921,039	$1,955,763	$2,110,909

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

As of the end of 2005, accrued disposal costs, consisting of $1.7 million of transition benefits, are included in “current liabilities of discontinued operations” in the consolidated balance sheet.  Transition benefits will continue to be paid through the period of the statutory obligations.

20.  Common Stock

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

21.  Related Party Transactions

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, the Company entered into a stockholders agreement with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•     a right of each of the Investor Entities to designate a certain number of directors to the Company’s board of directors for so long as they hold a certain amount of common stock. Of the eight members of the Company’s board of directors, KKR and DLJMBP III each has the right to designate four directors (and each initially designated three directors) with the Company’s Chief Executive Officer and President, Marc Reisch, as chairman;

•     certain limitations on transfer of common stock held by the Investor Entities for a period of four years after the completion of the Transactions, after which, if the Company has not completed an initial public offering, any Investor Entity wishing to sell any common stock held by it must first offer to sell such stock to the Company and the other Investor Entities, provided that, if an initial public offering is completed during the four years after the completion of the Transactions, any Investor Entity may sell pursuant to its registration rights as described below;

•     a consent right for the Investor Entities with respect to certain corporate actions;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•     the ability of the Investor Entities to “tag-along” their shares of common stock to sales by any other Investor Entity, and the ability of the Investor Entities to “drag-along” common stock held by the other Investor Entities under certain circumstances;

•     the right of the Investor Entities to purchase a pro rata portion of all or any part of any new securities offered by the Company; and

•     a restriction on the ability of the Investor Entities and certain of their affiliates to own, operate or control a business that competes with the Company, subject to certain exceptions.

Pursuant to the Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors will provide certain structuring, consulting and management advisory services. The Sponsors will receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. The Company will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, the Company entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of common stock held by them.

Other

The Company retained Capstone Consulting in 2004 to provide consulting services to certain segments primarily to identify and advise on potential opportunities to improve operating efficiencies. Capstone Consulting received $2.1 million during 2005 for the services provided by them.  Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in the Company’s Class A Common Stock and has been granted 13,527 options to purchase Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) Class A Voting Common Stock, (2) Class B Non-Voting Common Stock (which have since been converted into shares of Class A Voting Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•     restrict the ability of the syndicate stockholders to make certain transfers;

•     grant the co-investors certain board observation and information rights;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•    provide for certain tag-along and drag-along rights;

•     grant preemptive rights to the co-investors to purchase a pro rata share of any new shares of common stock issued by Visant Holding, Visant or Jostens to any of the DLJMB Funds or their successors prior to an initial public offering; and

•     give the stockholders piggyback registration rights in the event of a public offering in which the DLJMB Funds sell shares.

Management Stockholders Agreement

 The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003.  The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and currently provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company.  The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  The Transactions did not constitute a change of control under the 2003 Plan.  Options issued under the 2003 Plan expire on the tenth anniversary of the grant date.  The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company.  Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their grant of options.

All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.  In connection with the Transactions, all outstanding options to purchase Von Hoffmann and Arcade common stock were cancelled and extinguished.  Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share merger consideration in the Transactions and the exercise price therefore.  No consideration was paid in respect of the Arcade options.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock.  The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock.  Under his employment agreement, as described below, our Chief Executive Officer received awards of stock options and restricted stock under the plan.  Additional members of management are eligible to receive equity-based awards.  Option grants consist of “time options”, which vest and become exercisable in annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied.  The option exercise period is determined at the time of grant but may not extend beyond the end of the calendar year that is ten years after the date of the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and a sale participation agreement, which together generally provide for the following:

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•      transfer restrictions until the fifth anniversary of the closing of the Transactions, subject to certain exceptions;

•      a right of first refusal of Jostens at any time after the fifth anniversary of purchase but prior to a registered public offering of Jostens stock meeting certain specified criteria;

•      in the event of an employee shareholder’s termination, call rights held by Jostens and put rights, held by the employee shareholder, with respect to Holdings stock and outstanding and exercisable options;

•      “piggyback” registration rights held by the employee shareholder;

•      “tag-along” rights held by the employee shareholder in connection with transfers of Holdings’ stock by Fusion on behalf of the employee shareholders and “drag-along” rights held by Fusion and DLJMBP III with respect to Holdings’ stock owned by employee shareholders; and

•      a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following any termination of employment.

22.  Condensed Consolidating Guarantor Information

As discussed in Note 11, Visant’s obligations under the senior secured credit facilities and the 7 5/8% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,436,313	$88,845	$(26,908)	$1,498,250
Cost of products sold	(18,359)	874,359	41,211	(26,854)	870,357
Gross profit	18,359	561,954	47,634	(54)	627,893
Selling and administrative expenses	17,154	380,819	36,435	—	434,408
Gain on sale of assets	—	(2,753)	(10)	—	(2,763)
Transaction costs	539	785	—	—	1,324
Special charges	—	6,973	235	—	7,208
Operating (loss) income	666	176,130	10,974	(54)	187,716
Net interest expense	94,420	113,237	828	(101,290)	107,195
Equity (earnings) loss in subsidiary, net of tax	(43,399)	(6,348)	—	49,747	—
Income (loss) before income taxes	(50,355)	69,241	10,146	51,489	80,521
Provision for (benefit from) income taxes	2,802	25,842	3,798	(21)	32,421
Net (loss) income	$(53,157)	$43,399	$6,348	$51,510	$48,100

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2004

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,399,083	$75,110	$(12,032)	$1,462,161
Cost of products sold	—	895,822	31,164	(12,022)	914,964
Gross profit	—	503,261	43,946	(10)	547,197
Selling and administrative expenses	(299)	398,998	35,498	—	434,197
Transaction costs	678	15,221	—	—	15,899
Special charges	—	15,663	—	—	15,663
Operating (loss) income	(379)	73,379	8,448	(10)	81,438
Loss on redemption of debt	—	75,040	809	—	75,849
Other income	—	(1,092)	—	—	(1,092)
Net interest expense	24,587	143,065	1,099	(24,934)	143,817
Equity loss (earnings) in subsidiary, net of tax	93,435	(3,965)	—	(89,470)	—
(Loss) income before income taxes	(118,401)	(139,669)	6,540	114,394	(137,136)
(Benefit from) provision for income taxes	(8,506)	(46,234)	2,575	5,437	(46,728)
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Five Months 2003

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$469,337	$45,858	$(12,531)	$502,664
Cost of products sold	—	326,756	21,709	(12,639)	335,826
Gross profit	—	142,581	24,149	108	166,838
Selling and administrative expenses	—	150,514	17,956	—	168,470
Transaction costs	—	226	—	—	226
Operating (loss) income	—	(8,159)	6,193	108	(1,858)
Loss on redemption of debt	—	503	—	—	503
Net interest expense	2,820	63,385	486	—	66,691
Equity loss (earnings) in subsidiary, net of tax	51,087	(3,047)	—	(48,040)	—
(Loss) income before income taxes	(53,907)	(69,000)	5,707	48,148	(69,052)
(Benefit from) provision for income taxes	(766)	(17,913)	2,660	(2,736)	(18,755)
Net (loss) income	$(53,141)	$(51,087)	$3,047	$50,884	$(50,297)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Seven Months 2003

		Non-
	Visant	Guarantors	Eliminations	Total
Net sales	$485,482	$24,205	$(5,629)	$504,058
Cost of products sold	213,742	10,481	(5,629)	218,594
Gross profit	271,740	13,724	—	285,464
Selling and administrative expenses	184,283	12,147	—	196,430
Transaction costs	30,960	—	—	30,960
Operating income	56,497	1,577	—	58,074
Loss on redemption of debt	13,878	—	—	13,878
Net interest expense	31,977	469	—	32,446
Equity earnings in subsidiary	913	—	(913)	—
Income from continuing operations before income taxes	11,555	1,108	(913)	11,750
Provision for income taxes	8,500	195	—	8,695
Income from continuing operations	3,055	913	(913)	3,055
Cumulative effect of accounting change	4,585	—	—	4,585
Net income (loss)	$7,640	$913	$(913)	$7,640

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$13,029	$(1,454)	$8,299	$—	$19,874
Accounts receivable, net	2,231	151,532	10,577	—	164,340
Inventories, net	—	128,080	2,785	(83)	130,782
Salespersons overdrafts, net	—	27,957	8,706	—	36,663
Prepaid expenses and other current assets	3,361	12,876	701	—	16,938
Intercompany (payable) receivable	2,076	416	130	(2,587)	35
Deferred income taxes	(1,207)	13,508	75	—	12,376
Total current assets	19,490	332,915	31,273	(2,670)	381,008
Property, plant, and equipment, net	517	231,676	3,706	—	235,899
Goodwill	—	1,088,441	19,960	—	1,108,401
Intangibles, net	—	542,207	34,532	—	576,739
Deferred financing costs, net	45,430	—	—	—	45,430
Intercompany (payable) receivable	1,357,771	38,392	—	(1,396,163)	—
Other assets	40	11,805	230	—	12,075
Investment in subsidiaries	417,555	70,095	—	(487,650)	—
Total assets	$1,840,803	$2,315,531	$89,701	$(1,886,483)	$2,359,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$11,868	$—	$11,868
Accounts payable	5,098	45,589	5,923	1	56,611
Accrued employee compensation	6,226	33,393	1,975	—	41,594
Commissions payable	—	18,400	2,555	—	20,955
Customer deposits	—	160,791	5,530	—	166,321
Income taxes payable	2,186	3,957	4,612	(32)	10,723
Interest payable	9,790	196	—	—	9,986
Current portion of long-term debt	—	—	—	—	—
Intercompany (receivable) payable	2,679	(26)	—	(2,588)	65
Other accrued liabilities	—	23,890	2,896	—	26,786
Current liabilities of discontinued operations	—	1,725	—	—	1,725
Total current liabilities	25,979	287,915	35,359	(2,619)	346,634
Long-term debt, less current maturities	1,316,500	—	—	—	1,316,500
Intercompany (receivable) payable	195,355	1,340,028	(22,801)	(1,512,582)	—
Deferred income taxes	(1,612)	226,935	6,696	—	232,019
Pension liabilities, net	—	25,112	—	—	25,112
Other noncurrent liabilities	—	17,986	352	—	18,338
Total liabilities	1,536,222	1,897,976	19,606	(1,515,201)	1,938,603
Stockholder’s equity	304,581	417,555	70,095	(371,282)	420,949
Total liabilities and stockholder’s equity	$1,840,803	$2,315,531	$89,701	$(1,886,483)	$2,359,552

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2004

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$80,933	$(2,241)	$3,577	$—	$82,269
Accounts receivable, net	—	147,262	10,981	—	158,243
Inventories, net	—	127,036	2,443	(29)	129,450
Salespersons overdrafts, net	—	27,541	7,874	—	35,415
Prepaid expenses and other current assets	530	12,648	461	—	13,639
Intercompany (payable) receivable	(85,221)	85,221	—	—	—
Deferred income taxes	—	58,817	75	—	58,892
Total current assets	(3,758)	456,284	25,411	(29)	477,908
Property, plant, and equipment, net	62	236,714	4,347	—	241,123
Goodwill	—	1,066,320	42,125	—	1,108,445
Intangibles, net	—	585,285	20,910	—	606,195
Deferred financing costs, net	58,679	—	—	—	58,679
Intercompany (payable) receivable	(58,679)	58,114	565	—	—
Other assets	—	10,425	2,191	(1,712)	10,904
Investment in subsidiaries	375,015	63,747	—	(438,762)	—
Total assets	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$8,300	$—	$8,300
Accounts payable	2,508	49,278	1,719	—	53,505
Accrued employee compensation	308	44,487	2,065	—	46,860
Commissions payable	—	14,173	2,521	—	16,694
Customer deposits	151,103	5,408	—	156,511
Income taxes payable	(11)	7,558	924	(11)	8,460
Interest payable	9,606	209	—	—	9,815
Current portion of long-term debt	19,950	—	—	—	19,950
Intercompany (receivable) payable	(9,707)	26,073	475	(16,841)	—
Other accrued liabilities	—	24,001	1,687	—	25,688
Current liabilities of discontinued operations	—	1,744	—	—	1,744
Total current liabilities	22,654	318,626	23,099	(16,852)	347,527
Long-term debt, less current maturities	1,500,050	—	—	—	1,500,050
Intercompany (receivable) payable	(1,500,050)	1,500,050	—	—	—
Deferred income taxes	—	250,066	8,703	—	258,769
Pension liabilities, net	—	27,489	—	—	27,489
Other noncurrent liabilities	—	5,643	—	—	5,643
Total liabilities	22,654	2,101,874	31,802	(16,852)	2,139,478
Stockholder’s equity	348,665	375,015	63,747	(423,651)	363,776
Total liabilities and stockholder’s equity	$371,319	$2,476,889	$95,549	$(440,503)	$2,503,254

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$4,734	$37,051	$6,348	$(33)	$48,100
Other cash provided by operating activities	29,812	78,372	11,149	32	119,365
Net cash provided by (used in) operating activities	34,546	115,423	17,497	(1)	167,465
Purchases of property, plant, and equipment	(502)	(47,872)	(791)	—	(49,165)
Proceeds from sale of property and equipment	—	10,169	10		10,179
Other investing activities, net	—	(93)	(22)	—	(115)
Net cash used in investing activities	(502)	(37,796)	(803)	—	(39,101)
Net short-term borrowings	—	—	3,080	—	3,080
Principal payments on long-term debt	(203,500)	—	—	—	(203,500)
Intercompany payable (receivable)	91,619	(91,620)	—	1	—
Net contribution from Visant Holding Corp	9,000	—	—	—	9,000
Other financing activities, net	933	14,780	(15,119)	—	594
Net cash (used in) provided by financing activities	(101,948)	(76,840)	(12,039)	1	(190,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	67	—	67
(Decrease) increase in cash and cash equivalents	(67,904)	787	4,722	—	(62,395)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$13,029	$(1,454)	$8,299	$—	$19,874

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2004

		Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)
Other cash provided by operating activities	97,975	216,505	664	(108,957)	206,187
Net cash (used in) provided by operating activities	(11,920)	123,070	4,629	—	115,779
Purchases of property, plant, and equipment	(62)	(43,129)	(1,167)	—	(44,358)
Proceeds from sale of property and equipment	—	6,512	—		6,512
Other investing activities, net		(152)	(31)	—	(183)
Net cash used in investing activities	(62)	(36,769)	(1,198)	—	(38,029)
Net short-term (repayments) borrowings	—	(29,238)	(6,006)	—	(35,244)
Redemption of preferred stock	—	(188,849)	—	—	(188,849)
Principal payments on long-term debt	—	(460,955)	—	—	(460,955)
Redemption of senior subordinated notes	—	(336,437)	—	—	(336,437)
Redemption of senior notes	—	(411,436)	—	—	(411,436)
Redemption of PIK notes to stockholders	—	(81,037)	—	—	(81,037)
Redemption of subordinated exchange debentures	—	(49,001)	—	—	(49,001)
Proceeds from issuance of long-term debt	1,520,000	—	—	—	1,520,000
Net contribution from parent	239,968	256,055	—	(256,055)	239,968
Distribution to shareholders	(175,648)	(175,648)	—	175,648	(175,648)
Debt financing costs	(61,255)	—	—	—	(61,255)
Intercompany (receivable) payable	(1,430,150)	1,350,338	(595)	80,407	—
Other financing activities, net	—	566	—	—	566
Net cash provided by (used in) financing activities	92,915	(125,642)	(6,601)	—	(39,328)
Effect of exchange rate changes on cash and cash equivalents	—	—	116	—	116
Increase (decrease) in cash and cash equivalents	80,933	(39,341)	(3,054)	—	38,538
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$80,933	$(2,241)	$3,577	$—	$82,269

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Five Months 2003

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(53,141)	$(51,087)	$3,047	$50,884	$(50,297)
Other cash provided by (used in) operating activities	53,141	144,595	5,997	(50,884)	152,849
Net cash provided by operating activities	—	93,508	9,044	—	102,552
Acquisition of businesses, net of cash acquired	(412,503)	(116,840)	(2,409)	—	(531,752)
Purchases of property, plant, and equipment	—	(19,922)	(778)	—	(20,700)
Other investing activities, net	—	146	(20)	—	126
Net cash used in investing activities	(412,503)	(136,616)	(3,207)	—	(552,326)
Net short-term borrowings	—	11,038	620	—	11,658
Redemption of preferred stock	(102,820)	—	—	—	(102,820)
Principal payments on long-term debt	—	(25,875)	—	—	(25,875)
Redemption of senior subordinated notes	—	(9,325)	—	—	(9,325)
Proceeds from issuance of long-term debt	—	3,705	—	—	3,705
Proceeds from issuance of senior notes	—	62,850	—	—	62,850
Proceeds from issuance of common stock	317,934	20,000	—	—	337,934
Proceeds from issuance of preferred stock	100,000	—	—	—	100,000
Contribution from parent	102,820	—	—	—	102,820
Intercompany (receivable) payable	(5,431)	5,431	—	—	—
Debt financing costs	—	(3,504)	—	—	(3,504)
Other financing activities, net	—	3,096	(3,096)	—	—
Net cash provided by (used in) financing activities	412,503	67,416	(2,476)	—	477,443
Effect of exchange rate changes on cash and cash equivalents	—	—	144	—	144
Increase in cash and cash equivalents	—	24,308	3,505	—	27,813
Cash and cash equivalents, beginning of period	—	12,792	3,126	—	15,918
Cash and cash equivalents, end of period	$—	$37,100	$6,631	$—	$43,731

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Seven Months 2003

		Non-
	Visant	Guarantors	Eliminations	Total
Net income	$7,640	$913	$(913)	$7,640
Other cash used in operating activities	(12,461)	(2,885)	913	(14,433)
Net cash used in operating activities	(4,821)	(1,972)	—	(6,793)
Acquisition of businesses, net of cash acquired	(4,942)	(66)	—	(5,008)
Purchases of property, plant, and equipment	(5,721)	(408)	—	(6,129)
Other investing activities, net	(738)	—	—	(738)
Net cash used in investing activities	(11,401)	(474)	—	(11,875)
Net short-term borrowings	—	1,500	—	1,500
Repurchase of common stock and warrants	(471,044)	—	—	(471,044)
Principal payments on long-term debt	(379,270)	—	—	(379,270)
Proceeds from issuance of long-term debt	475,000	—	—	475,000
Proceeds from issuance of common stock	417,934	—	—	417,934
Debt financing costs	(20,212)	—	—	(20,212)
Merger costs	(12,608)	—	—	(12,608)
Other financing activities, net	1,909	(284)	—	1,625
Net cash provided by financing activities	11,709	1,216	—	12,925
Effect of exchange rate changes on cash and cash equivalents	—	236	—	236
Decrease in cash and cash equivalents	(4,513)	(994)	—	(5,507)
Cash and cash equivalents, beginning of period	7,552	3,386	—	10,938
Cash and cash equivalents, end of period	$3,039	$2,392	$—	$5,431

23.  Subsequent Events

On March 30, 2006, Holdings announced that it intends to offer, subject to market and other conditions, up to $350 million aggregrate principal amount of senior notes in a private offering. Holdings intends to use the net proceeds from this offering to fund a dividend to its stockholders in an amount to be determined by its Board of Directors, and to pay fees and expenses, and the remaining net proceeds, if any, will be used for general corporate purposes.

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors

Visant Holding Corp.

Minneapolis, Minnesota

We have audited the consolidated financial statements of Visant Holding Corp. and subsidiaries (Visant Holding Corp.) and Visant Corporation and subsidiaries (Visant Corporation) as of January 1, 2005, January 3, 2004, and for the year ended January 1, 2005 and the period from July 30, 2003 to January 3, 2004 (successor) and the period from December 29, 2002 to July 29, 2003 (predecessor), and have issued our report thereon dated February 18, 2005 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of Visant Holding Corp. and Visant Corporation’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Minneapolis, Minnesota

February 18, 2005

Schedule II – Valuation and Qualifying Accounts

Visant Holding Corp. and subsidiaries and Visant Corporation and subsidiaries

In thousands	Allowance for uncollectible accounts (2)	Allowance for sales returns (3)	Salesperson overdraft reserve (2)
Jostens, Inc. (Predecessor)
Balance, December 29, 2002	$2,557	$5,597	$8,034
Charged to expense	491	13,276	1,285
Net cash outflows	479	9,288	690
Balance, July 29, 2003	2,569	9,585	8,629
(Successor)
Charged to expense	14	7,950	2,204
Net cash outflows	399	11,744	(120)
Additions (1)	1,354	—	—
Balance, January 3, 2004	3,538	5,791	10,953
Charged to expense	973	21,165	4,250
Net cash outflows	890	21,157	2,481
Balance, January 1, 2005	3,621	5,799	12,722
Charged to expense	2,581	22,247	5,175
Net cash outflows	1,793	22,112	3,238
Balance, December 31, 2005	$4,409	$5,934	$14,659

(1)  As a result of the consolidation of entities under common control

(2)  Uncollectible accounts written off, net of recoveries

(3)  Returns processed against reserve