Form 10-Q
period 2006-04-01
VISANT HOLDING CORP
filed 2006-05-16
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

I.R.S.
Employer
Commission	Registrant, State of Incorporation	Identification
File Number	Address and Telephone Number	Number

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION
	(Incorporated in Delaware)	90-0207604
357 Main Street
Armonk New York 10504
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

Yes ☐     No ☒

As of May 10, 2006, there were 5,973,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of the Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to such Form 10-Q.

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any reference in this report to the “Company”, “we”, “our”, “us” or “Holdings” refer to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Visant Holding Corp. and subsidiaries:

Condensed Consolidated Statements of Operations for the three months ended April 1, 2006 and April 2, 2005

Condensed Consolidated Balance Sheets as of April 1, 2006, April 2, 2005 and December 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2006 and April 2, 2005

Visant Corporation and subsidiaries:

Condensed Consolidated Statements of Operations for the three months ended April 1, 2006 and April 2, 2005

Condensed Consolidated Balance Sheets as of April 1, 2006, April 2, 2005 and December 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2006 and April 2, 2005

Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands	April 1, 2006	April 2, 2005
Net sales	$312,591	$309,120
Cost of products sold	180,244	189,514
Gross profit	132,347	119,606
Selling and administrative expenses	101,462	103,186
Gain on disposal of fixed assets	(20)	(9)
Transaction costs	—	884
Special charges	2,799	2,952
Operating income	28,106	12,593
Interest expense, net	31,070	30,568
Loss before income taxes	(2,964)	(17,975)
Benefit from income taxes	(1,828)	(7,446)
Net loss	$(1,136)	$(10,529)

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 1, 2006	April 2, 2005	December 31, 2005
ASSETS
Cash and cash equivalents	$47,694	$27,893	$20,706
Accounts receivable, net	168,157	167,219	164,340
Inventories, net	167,391	169,862	130,782
Salespersons overdrafts, net of allowance of $15,269, $13,258 and $14,659, respectively	39,386	39,494	36,663
Prepaid expenses and other current assets	21,258	16,479	16,938
Deferred income taxes	12,976	60,600	12,376
Receivable from issuance of debt	342,125	—	—
Total current assets	798,987	481,547	381,805
Property, plant and equipment	561,183	536,039	550,509
Less accumulated depreciation	(324,234)	(295,024)	(314,610)
Property, plant and equipment, net	236,949	241,015	235,899
Goodwill	1,108,401	1,108,462	1,108,401
Intangibles, net	562,877	595,445	576,739
Deferred financing costs, net	57,635	60,200	50,400
Other assets	13,457	11,039	12,075
Total assets	$2,778,306	$2,497,708	$2,365,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$11,868	$9,130	$11,868
Accounts payable	60,618	54,405	56,611
Accrued employee compensation and related taxes	34,837	43,355	41,594
Commissions payable	29,397	24,570	20,955
Customer deposits	213,484	213,231	166,321
Other accrued liabilities	62,609	37,862	48,825
Total current liabilities	412,813	382,553	346,174

Long-term debt - less current maturities	1,855,938	1,627,827	1,501,246
Deferred income taxes	212,753	245,928	219,164
Pension liabilities, net	24,429	27,094	25,112
Other noncurrent liabilities	18,241	6,799	18,338
Total liabilities	2,524,174	2,290,201	2,110,034

Mezzanine equity	9,411	—	—

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,973,659 shares at April 1, 2006 and December 31, 2005; 5,971,577 shares at April 2, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at April 1, 2006, April 2, 2005 and December 31, 2005
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at April 1, 2006, April 2, 2005 and December 31, 2005	60	60	60

Additional paid-in-capital	516,222	524,359	525,593
Accumulated deficit	(272,104)	(318,146)	(270,968)
Accumulated other comprehensive income	543	1,234	600
Total stockholders’ equity	244,721	207,507	255,285
Total liabilities and stockholders’ equity	$2,778,306	$2,497,708	$2,365,319

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 1, 2006	April 2, 2005
Net loss	$(1,136)	$(10,529)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,397	15,192
Amortization of intangible assets	12,853	11,760
Amortization of debt discount, premium and deferred financing costs	6,759	8,305
Other amortization	201	193
Deferred income taxes	(7,008)	(8,194)
Gain on sale of assets	(20)	(9)
Stock-based compensation	40	—
Other	2,341	(153)
Changes in assets and liabilities:
Accounts receivable	(3,795)	(9,329)
Inventories	(36,630)	(40,378)
Accounts payable and accrued expenses	10,261	5,598
Customer deposits	47,202	56,668
Other	4,386	(13,040)
Net cash provided by operating activities	46,851	16,084
Purchases of property, plant and equipment	(19,959)	(15,345)
Proceeds from the sale of assets	92	117
Other investing activities, net	(2)	(979)
Net cash used in investing activities	(19,869)	(16,207)
Net short-term borrowings	—	800
Principal payments on long-term debt	—	(63,600)
Proceeds from issuance of common stock	—	5,946
Other	—	(134)
Net cash used in financing activities	—	(56,988)
Effect of exchange rate changes on cash and cash equivalents	6	40
Increase (decrease) in cash and cash equivalents	26,988	(57,071)
Cash and cash equivalents, beginning of period	20,706	84,964
Cash and cash equivalents, end of period	$47,694	$27,893

Summary of Non Cash Financing Items:
Receivable from issuance of long-term debt	(342,125)
Deferred financing costs	(9,300)
Payables related to financing costs	1,425
Issuance of long-term debt	350,000
Non cash items, net	—

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

In thousands	Three months ended
	April 1, 2006	April 2, 2005
Net sales	$312,591	$309,120
Cost of products sold	180,244	189,514
Gross profit	132,347	119,606
Selling and administrative expenses	101,383	103,142
Gain on disposal of fixed assets	(20)	(9)
Transaction costs	—	884
Special charges	2,799	2,952
Operating income	28,185	12,637
Interest expense, net	26,262	26,233
Income (loss) before income taxes	1,923	(13,596)
Provision for (benefit from) income taxes	168	(5,507)
Net income (loss)	$1,755	$(8,089)

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 1, 2006	April 2, 2005	December 31, 2005
ASSETS
Cash and cash equivalents	$46,863	$18,235	$19,874
Accounts receivable, net	168,157	167,219	164,340
Inventories, net	167,391	169,862	130,782
Salespersons overdrafts, net of allowance of $15,269, $13,258 and $14,659, respectively	39,386	39,494	36,663
Prepaid expenses and other current assets	21,258	16,479	16,973
Deferred income taxes	12,976	60,600	12,376
Total current assets	456,031	471,889	381,008
Property, plant and equipment	561,183	536,039	550,509
Less accumulated depreciation	(324,234)	(295,024)	(314,610)
Property, plant and equipment, net	236,949	241,015	235,899
Goodwill	1,108,401	1,108,462	1,108,401
Intangibles, net	562,877	595,445	576,739
Deferred financing costs, net	43,488	54,859	45,430
Other assets	13,457	11,039	12,075
Total assets	$2,421,203	$2,482,709	$2,359,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$11,868	$9,130	$11,868
Accounts payable	59,193	54,401	56,611
Accrued employee compensation and related taxes	34,837	43,355	41,594
Commissions payable	29,397	24,570	20,955
Customer deposits	213,484	213,231	166,321
Other accrued liabilities	63,264	38,400	49,285
Total current liabilities	412,043	383,087	346,634

Long-term debt - less current maturities	1,316,500	1,456,400	1,316,500
Deferred income taxes	227,343	253,854	232,019
Pension liabilities, net	24,429	27,094	25,112
Other noncurrent liabilities	18,241	6,799	18,338
Total liabilities	1,998,556	2,127,234	1,938,603

Commitments and contingencies

Common stock:
Common stock $.01 par value; authorized: 2,000,000 shares; issued and oustanding: 1,000 shares at April 1, 2006, April 2, 2005 and December 31, 2005	—	—	—
Additional paid-in-capital	668,758	658,839	668,758
Accumulated deficit	(246,654)	(304,598)	(248,409)
Accumulated other comprehensive income	543	1,234	600
Total stockholder’s equity	422,647	355,475	420,949
Total liabilities and stockholder’s equity	$2,421,203	$2,482,709	$2,359,552

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 1, 2006	April 2, 2005
Net income (loss)	$1,755	$(8,089)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,397	15,192
Amortization of intangible assets	12,853	11,760
Amortization of debt discount, premium and deferred financing costs	1,944	3,951
Other amortization	201	193
Deferred income taxes	(5,273)	(6,623)
Gain on sale of assets	(20)	(9)
Other	2,341	(153)
Changes in assets and liabilities:
Accounts receivable	(3,795)	(9,329)
Inventories	(36,630)	(40,378)
Accounts payable and accrued expenses	10,261	4,538
Customer deposits	47,202	56,668
Other	4,616	(12,667)
Net cash provided by operating activities	46,852	15,054
Purchases of property, plant and equipment	(19,959)	(15,345)
Proceeds from the sale of assets	92	117
Other investing activities, net	(2)	(979)
Net cash used in investing activities	(19,869)	(16,207)
Net short-term borrowings	—	800
Principal payments on long-term debt	—	(63,600)
Other	—	(121)
Net cash used in financing activities	—	(62,921)
Effect of exchange rate changes on cash and cash equivalents	6	40
Increase (decrease) in cash and cash equivalents	26,989	(64,034)
Cash and cash equivalents, beginning of period	19,874	82,269
Cash and cash equivalents, end of period	$46,863	$18,235

The accompanying notes are an integral part of the condensed consolidated financial statements

1.                   Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”).  These subsidiaries operate in five reportable segments:  Jostens Scholastic, Jostens Yearbook, Jostens Photo, Marketing and Publishing Services and Educational Textbook.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than the certain indebtedness of Holdings.  Holdings has 10 ¼% senior discount notes, which had an accreted value of $189.4 million and $171.4 million as of April 1, 2006 and April 2, 2005, respectively, and $350.0 million principal amount of 8 ¾% Senior Notes.

All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities Exchange Commission (“SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.                   Significant Accounting Policies

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses included advertising expense of $1.4 million for each of the quarters ended April 1, 2006 and April 2, 2005.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings, are recorded based on historical information and current trends in manufacturing costs due to their lifetime warranty. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the lifetime warranty on rings was less than $0.2 million for each of the quarters ended April 1, 2006 and April 2, 2005. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the consolidated balance sheets were approximately $1.0 million as of April 1, 2006, April 2, 2005 and December 31, 2005.

Share-based Compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted  including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three months ended April 1, 2006, the Company recognized compensation expense related to stock options of $0.1 million, which is included in selling, general and administrative expenses.  Refer to Note 13, Stock-based Compensation, for further details.

3.                   The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions (collectively, the “Transactions”) which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational markets comprised of the operations of Jostens, Von Hoffmann, The Lehigh Press, Inc. and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of voting interest and 45.0% of economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of voting interest and 45.0% of economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain

treasury stock held by Von Hoffmann was redeemed.    After giving effect to the issuance of equity to additional members of management, as of May 10, 2006, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of economic interests.  As of May 10, 2006, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests.

4.                   Restructuring Activity and Other Special Charges

Restructuring Activity

During the first quarter of 2006, the Company recorded $0.5 million of special charges relating to severance payments and related benefits associated with on-going initiatives.  The Company recorded $0.1 million in each Jostens segment related to severance payments and related benefits associated with the reduction in headcount of eight Jostens Scholastic, two Jostens Yearbook and five Jostens Photo employees, respectively, and $0.2 million related to severance payments and related benefits associated with the reduction in headcount of three employees of the Marketing and Publishing Services segment.

During the first quarter of 2005, the Company recorded $3.0 million of special charges, including $1.8 million, $0.4 million and $0.1 million related to severance payments and related benefits associated with the reduction in headcount of 17 Jostens Scholastic, four Jostens Yearbook and three Jostens Photo employees, respectively.  The Company recorded severance of $0.5 million related to the reduction in the Marketing and Publishing Services segment’s personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  The Company also recorded severance of $0.2 million related to the reduction in the Educational Textbook segment’s personnel.

Restructuring accruals of $2.8 million, $6.1 million and $3.3 million as of April 1, 2006, April 2, 2005 and December 31, 2005, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of December 31, 2005 include amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Services segment, as well as the consolidation of the Marketing and Service segment’s one- and two-color print operations.

On a cumulative basis through April 1, 2006, the Company incurred $20.8 million of employee severance costs related to initiatives that began in 2004, which affected an aggregate of 513 employees.  As of April 1, 2006, the Company has paid $18.3 million in cash related to these initiatives.

Changes in the restructuring accruals during the first quarter of 2006 were as follows:

In thousands	2006 Initiatives		2005 Initiatives		2004 Initiatives		Total
	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected	Amount	No. of employees affected
Balance at January 1, 2005	$—	—	$—	—	$8,121	162	$8,121	162
Restructuring charges	—	—	6,948	185	—	—	6,948	185
Severance paid	—	—	(5,691)	(181)	(6,094)	(162)	(11,785)	(343)
Balance at December 31, 2005	—	—	1,257	4	2,027	—	3,284	4
Restructuring charges	458	18	—	—		—	458	18
Severance paid	(171)	(18)	(702)	(4)	(372)	—	(1,245)	(22)
Balance at April 1, 2006	$287	—	$555	—	$1,655	—	$2,497	—

The Company expects the remaining severance related to the 2004 and 2005 initiatives to be paid during 2006.

Other Special Charges

During the first quarter of 2006, the Company recognized an impairment loss related to the pending sale of its Jostens headquarters building.  As a result of the pending sale, the Company determined the carrying value of the building was not recoverable and subsequently reduced the carrying value by $2.3 million to its estimated fair value.  The impairment loss was allocated amongst all three Jostens segments.

5.                   Comprehensive Income (Loss)

The following amounts were included in determining comprehensive loss for Holdings as of the dates indicated:

In thousands	Three Months Ended
	April 1, 2006	April 2, 2005
Holdings:
Net loss	$(1,136)	$(10,529)
Change in cumulative translation adjustment	(57)	(225)
Comprehensive loss	$(1,193)	$(10,754)

The following amounts were included in determining comprehensive income (loss) for Visant Corporation as of the dates indicated:

In thousands	Three Months Ended
	April 1, 2006	April 2, 2005
Visant:
Net income (loss)	$1,755	$(8,089)
Change in cumulative translation adjustment	(57)	(225)
Comprehensive income (loss)	$1,698	$(8,314)

6.                   Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

In thousands	April 1, 2006	April 2, 2005	December 31, 2005
Trade receivables	$180,864	$179,685	$174,683
Allowance for doubtful accounts	(4,166)	(3,852)	(4,409)
Allowance for sales returns	(8,541)	(8,614)	(5,934)
Accounts receivable, net	$168,157	$167,219	$164,340

Net inventories were comprised of the following:

In thousands	April 1, 2006	April 2, 2005	December 31, 2005
Raw materials and supplies	$52,816	$47,223	$53,263
Work-in-process	79,688	82,104	50,540
Finished goods	36,789	42,707	28,881
	169,293	172,034	132,684
LIFO reserve	(1,902)	(2,172)	(1,902)
Inventories, net	$167,391	$169,862	$130,782

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in the financial statements.  The value of consigned inventory at April 1, 2006, April 2, 2005 and December 31, 2005, was $19.5 million, $20.6 million and $26.1 million, respectively.  The consignment agreement does not have a stated term, and therefore it can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.2 million and $0.1 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

7.                   Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

In thousands	April 1, 2006	April 2, 2005	December 31, 2005
Balance at beginning of period	$1,108,401	$1,108,445	$1,108,445
Goodwill acquired during the period	—	17	23
Purchase price adjustments	—	—	(113)
Currency translation	—	—	46
Balance at end of period	$1,108,401	$1,108,462	$1,108,401

As of April 1, 2006, goodwill had been allocated to reporting segments as follows:

In thousands
Jostens Scholastic	$296,356
Jostens Yearbook	395,662
Jostens Photo	25,270
Marketing and Publishing Services	278,729
Educational Textbook	112,384
Goodwill	$1,108,401

Information regarding other intangible assets, net as of the dates indicated, is as follows:

In thousands		April 1, 2006			April 2, 2005			December 31, 2005
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(88,506)	$241,494	$330,000	$(55,632)	$274,368	$330,000	$(80,288)	$249,712
Order backlog	1.5 years	49,394	(49,394)	—	49,394	(49,394)	—	49,394	(49,394)	—
Internally developed software	2 to 5 years	12,200	(8,725)	3,475	12,200	(5,786)	6,414	12,200	(8,055)	4,145
Patented/unpatented technology	3 years	19,752	(13,314)	6,438	19,668	(8,868)	10,800	19,752	(12,201)	7,551
Customer relationships	4 to 40 years	35,455	(11,099)	24,356	36,455	(8,521)	27,934	35,455	(10,446)	25,009
Other	3 years	38,708	(16,174)	22,534	16,619	(5,270)	11,349	39,717	(13,975)	25,742
	485,509	(187,212)	298,297	464,336	(133,471)	330,865	486,518	(174,359)	312,159
Trademarks	Indefinite	264,580	—	264,580	264,580	—	264,580	264,580	—	264,580
		$750,089	$(187,212)	$562,877	$728,916	$(133,471)	$595,445	$751,098	$(174,359)	$576,739

Amortization expense related to other intangible assets was $12.9 million and $11.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively.

Based on intangible assets in service as of April 1, 2006, estimated amortization expense for the remainder of 2006 and each of the five succeeding fiscal years is $36.6 million, $44.5 million, $41.5 million, $36.6 million, $36.0 million and $35.1 million, respectively.

8.                   Long-Term Debt

Long-term debt consists of the following:

In thousands	April 1, 2006	April 2, 2005	December 31, 2005
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $57,762 at April 1, 2006, $75,773 at April 2, 2005 and $62,454 at December 31, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	$189,438	$171,427	$184,746
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	—	—
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 5.62 at April 2, 2005, paid in full at December 31, 2005	—	112,500	—
Term Loan C, variable rate, 7.32% at April 1, 2006, 5.37% at April 2, 2005 and 6.78% at December 31, 2005 with semi-annual principal and interest payments through October 1, 2011	816,500	843,900	816,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000	500,000
	1,855,938	1,627,827	1,501,246
Less current portion	—	—	—
	$1,855,938	$1,627,827	$1,501,246

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7 5/8% senior subordinated notes.   Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.  Visant’s senior secured facilities allow us, subject to certain conditions, to incur additional term loans under the term loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the term A and C loan facilities.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.  In addition, the senior secured credit facilities contain certain restrictive covenants which will, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness, pay dividends, prepay subordinated debt, make investments, merge or consolidate, change the business, amend the terms of Visant’s subordinated debt and engage in certain other activities customarily restricted in such agreements.  It also contains certain customary events of default, subject to grace periods, as appropriate.

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

The indentures governing Visant’s senior subordinated notes and Holdings’ senior discount notes and senior notes also contain numerous covenants including, among other things, restrictions on the ability to:  incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to its parent company; engage in transactions with affiliates; and create liens.

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

The indentures governing the Holdings’ senior discount notes and senior notes restricts Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings).

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other material debt obligations would cause a default under or acceleration of the senior secured credit facilities and the Visant senior subordinated notes.

Any failure to comply with the covenants under the senior secured credit facilities would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of April 1, 2006, after giving effect to the incurrence of the $350.0 million principal amount of 8 ¾% Senior Notes, the Company was in compliance with all covenants under its material debt obligations.

As of April 1, 2006, there was $28.6 million outstanding in the form of short-term borrowings under the senior secured credit facilities, including $11.9 million at the Jostens’ Canadian subsidiary, at a weighted average interest rate of 7.00%, and an additional $16.7 million outstanding in the form of letters of credit, leaving $221.4 million available under the $250 million revolving credit facility.

At the end of the first quarter of 2006, Holdings privately placed, $350.0 million of 8 ¾% Senior Notes due 2013, subject to settlement on April 4, 2006.  The senior unsecured notes are not guaranteed by any of the Company’s subsidiaries. As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs.  All net proceeds from the offering were used to fund a dividend to stockholders, which was paid on April 4, 2006.

9.                   Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  At April 1, 2006, there were no contracts related to these activities outstanding.

10.            Commitments and Contingencies

The Company is subject to market risk associated with changes in the price of precious metals.  To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  The purchase commitment at April 1, 2006 was $2.7 million with delivery dates occurring throughout this year.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133.  The fair market value of the open precious metal forward contracts at April 1, 2006 was $2.9 million, calculated by valuing each contract at quoted futures prices.

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

As part of the environmental management program, the Company is currently involved in environmental remediation at several properties. Principal among them is a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000. As of April 1, 2006, Jostens had made payments totaling $7.8 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs. Based on findings included in remediation reports, the Company estimates that the cost required to finish addressing environmental conditions is not material. The Company has properly accrued this amount in the consolidated balance sheet as of April 1, 2006.  Additionally, Jostens has ongoing monitoring obligations following the completion of remediation. The Company does not expect the cost of such ongoing monitoring to be material.

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

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum. On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint. On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend. The plaintiff filed a second amended complaint dated December 16, 2004. The court dismissed the action on January 26, 2005. The plaintiff appealed the court’s decision and oral arguments were heard on March 15, 2006. The Court of Appeals of the State of California affirmed the trial court’s judgment in favor of Jostens in early May 2006.

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

The Company is also a party to other litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company believes the effect on the business, financial condition and results of operations, if any, for the disposition of these matters will not be material, however, there can be no assurance in this regard.

11.    Income Taxes

The Company has provided an income tax (benefit) provision based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated consolidated effective tax rates were 41.4% and 40.0% for Holdings and Visant, respectively. During the quarter ended April 1, 2006, the Company reduced its deferred tax valuation allowance by $0.6 million because the Company estimates that a portion of the tax benefit attributable to capital loss carryforwards will be realized as a result of anticipated property dispositions during the year. The combined effect of reducing the valuation allowance by $0.6 million and applying the consolidated effective tax rates resulted in effective tax rates of 61.7% and 8.7%, respectively, for Holdings and Visant.

For the comparable three-month period ended April 2, 2005, the effective rates of income tax benefit for Holdings and Visant were 41.4% and 40.5%, respectively.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The Company received a refund of Federal tax of approximately $7.6 million, including $1.2 million of interest. A substantial portion of the refund represents a reduction of goodwill, as the Company did not previously record any tax benefit since the amount of the refund, net of costs, was subject to significant uncertainty. The uncertain portion of the claim was attributable to transaction expenses incurred in connection with Jostens’ merger and recapitalization transaction of May 2000. The net tax benefit had been subject to significant uncertainty at the time Jostens revalued its assets and liabilities in connection with the July 2003 merger transaction with DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds.

12.    Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$1,549	$1,825	$5	$10
Interest cost	3,747	3,711	49	78
Expected return on plan assets	(5,653)	(5,314)	—	—
Administrative expenses	102	179	—	—
Amortization of prior year costs/losses	(119)	13	(46)	—
Net periodic benefit expense	$(374)	$414	$8	$88

As of December 31, 2005, the Company did not expect to contribute to its qualified pension plans in 2006 due to the funded status and this estimate has not changed as of April 1, 2006. For the three months ended April 1, 2006, the Company did not make any contributions to the qualified pension plan and contributed $0.6 million and $0.1 million to its nonqualified pension plans and to the postretirement welfare plans, respectively.

13.    Stock-based Compensation

Prior to January 1, 2006, the Company applied the intrinsic method under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.”  Since all options previously granted were at fair value, no compensation cost was reflected in net income (loss). For the quarter ended April 2, 2005, the Company’s pro forma net income (loss) incorporating the stock-based compensation expense provisions under SFAS 123 would not have been materially different than reported net income (loss).

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the recognition of compensation expense related to all equity awards based on the fair values of the awards at the grant date. The Company used the minimum value method in its SFAS 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, the Company would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.

The Company had granted non-employee awards to certain related parties, as disclosed in Note 15, Related-Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded during the first quarter of 2006. For the quarter ended April 1, 2006, the Company recognized compensation expense related to stock options of $0.1 million which is included in selling, general and administrative expenses.

During the first quarter of 2006, the Company did not grant, cancel or have any equity awards exercised or forfeited. As of April 1, 2006 there were approximately 388,000 stock options outstanding of which 132,000 are exercisable.

Certain options granted prior to the adoption of SFAS 123R contain a repurchase feature whereby the company is obligated, under certain circumstances such as death and disability, to repurchase the option from the holder and settle amounts in cash. In accordance with SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, such equity awards are considered temporary equity and have been reclassified from additional paid-in-capital to mezzanine equity in the balance sheet as of April 1, 2006.

14.    Business Segments

The Company operates in five reportable segments.

Jostens Scholastic segment provides services related to the marketing, sale and production of class rings and an array of graduation products.

Jostens Yearbook segment provides services related to the publication, marketing, sale and production of yearbooks.

Jostens Photo segment provides photography services.

Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative, highly personalized products primarily targeted to the direct marketing sector. The group also produces testing and supplemental materials and related components for educational publishers.

Educational Textbook segment, which does business under the Von Hoffmann name, produces four-color case-bound educational textbooks.

The following table presents information of Holdings by business segment:

	Three months ended
In thousands	April 1, 2006	April 2, 2005
Net sales
Jostens Scholastic	$134,383	$123,581
Jostens Yearbook	8,295	7,972
Jostens Photo	7,450	8,185
Marketing and Publishing Services	121,675	127,756
Educational Textbook	42,782	44,070
Inter-segment eliminations	(1,994)	(2,444)
	$312,591	$309,120

Operating income (loss)
Jostens Scholastic	$21,260	11,109
Jostens Yearbook	(13,962)	(16,695)
Jostens Photo	(3,790)	(4,342)
Marketing and Publishing Services	20,827	17,860
Educational Textbook	3,771	4,661
	$28,106	$12,593

Depreciation and amortization
Jostens Scholastic	$7,252	$8,582
Jostens Yearbook	8,555	9,261
Jostens Photo	636	957
Marketing and Publishing Services	5,948	6,435
Educational Textbook	2,060	1,910
	$24,451	$27,145

15.    Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors agreed to provide certain structuring, consulting and management advisory services. Under the agreement, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million associated with the advisory fees from the Sponsors for both the three month periods ended April 1, 2006 and April 2, 2005. The agreement also provides for certain indemnification by the Company from the Sponsors and their affiliates, directors, officers and representatives.

Other

The Company retained Capstone Consulting (“Capstone”) in 2004 to provide consulting services to certain segments primarily to identify and advise on potential opportunities to improve operating efficiencies. During the first quarter of 2006, Capstone did not provide consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. In March 2005, an affiliate of Capstone invested $1.3 million in the Company’s Class A Common Stock and has been granted 13,527 options to purchase Class A Common Stock under the 2004 Stock Option Plan.

16.    Condensed Consolidating Guarantor Information

As discussed in Note 8, Long-Term Debt, Visant’s obligations under the senior secured credit facilities and the 7⅝% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 1, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$302,765	$13,824	$(3,998)	$312,591
Cost of products sold	(1,597)	179,075	6,807	(4,041)	180,244
Gross profit	1,597	123,690	7,017	43	132,347
Selling and administrative expenses	(458)	95,148	6,693	—	101,383
Gain on sale of assets	5	(29)	4	—	(20)
Special charges	—	2,799	—	—	2,799
Operating income	2,050	25,772	320	43	28,185
Net interest expense	24,621	27,820	282	(26,461)	26,262
Equity loss (earnings) in subsidiary, net of tax	1,189	18	—	(1,207)	—
(Loss) income before income taxes	(23,760)	(2,066)	38	27,711	1,923
Provision for (benefit from) income taxes	972	(877)	56	17	168
Net (loss) income	$(24,732)	$(1,189)	$(18)	$27,694	$1,755

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$299,051	$13,871	$(3,802)	$309,120
Cost of products sold	—	186,577	6,741	(3,804)	189,514
Gross profit	—	112,474	7,130	2	119,606
Selling and administrative expenses	(452)	97,111	6,483	—	103,142
Gain on sale of assets	—	(9)	—	—	(9)
Transaction costs	99	785	—	—	884
Special charges	—	2,694	258	—	2,952
Operating income	353	11,893	389	2	12,637
Net interest expense	25,625	26,479	191	(26,062)	26,233
Equity loss (earnings) in subsidiary, net of tax	8,650	(149)	—	(8,501)	—
(Loss) income before income taxes	(33,922)	(14,437)	198	34,565	(13,596)
(Benefit from) provision for income taxes	(10,235)	(5,787)	49	10,466	(5,507)
Net (loss) income	$(23,687)	$(8,650)	$149	$24,099	$(8,089)

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 1, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$39,298	$822	$6,743	$—	$46,863
Accounts receivable, net	2,030	158,859	7,268	—	168,157
Inventories, net	—	163,202	4,228	(39)	167,391
Salespersons overdrafts, net	—	29,794	9,592	—	39,386
Prepaid expenses and other current assets	1,854	18,494	735	—	21,083
Deferred income taxes	(607)	13,508	75	—	12,976
Intercompany receivable (payable)	15,585	507	—	(15,917)	175
Total current assets	58,160	385,186	28,641	(15,956)	456,031
Property, plant, and equipment, net	1,327	232,195	3,427	—	236,949
Goodwill	—	1,053,996	54,405	—	1,108,401
Intangibles, net	—	562,877	—	—	562,877
Deferred financing costs, net	43,488	—	—	—	43,488
Other assets	40	13,372	45	—	13,457
Intercompany receivable (payable)	1,308,854	106,022	431	(1,415,307)	—
Investment in subsidiaries	416,309	70,077	—	(486,386)	—
Total assets	$1,828,178	$2,423,725	$86,949	$(1,917,649)	$2,421,203

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$11,868	$—	$11,868
Accounts payable	4,280	52,784	2,120	9	59,193
Accrued employee compensation	4,744	28,099	1,994	—	34,837
Commissions payable	—	26,987	2,410	—	29,397
Customer deposits	—	205,785	7,699	—	213,484
Other accrued liabilities	23,365	34,606	5,311	(18)	63,264
Intercompany payable (receivable)	—	15,136	790	(15,926)	—
Total current liabilities	32,389	363,397	32,192	(15,935)	412,043
Long-term debt, less current maturities	1,316,500	—	—	—	1,316,500
Deferred income taxes	(1,612)	222,248	6,707	—	227,343
Pension liabilities, net	(150)	24,579	—	—	24,429
Other noncurrent liabilities	300	17,600	341	—	18,241
Intercompany payable (receivable)	200,959	1,379,592	(22,368)	(1,558,183)	—
Total liabilities	1,548,386	2,007,416	16,872	(1,574,118)	1,998,556
Stockholder’s equity	279,792	416,309	70,077	(343,531)	422,647
Total liabilities and stockholder’s equity	$1,828,178	$2,423,725	$86,949	$(1,917,649)	$2,421,203

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$16,180	$(4,178)	$6,233	$—	$18,235
Accounts receivable, net	175	156,798	10,246	—	167,219
Inventories, net	—	165,186	4,703	(27)	169,862
Salespersons overdrafts, net	—	30,652	8,842	—	39,494
Prepaid expenses and other current assets	1,103	14,557	819	—	16,479
Deferred income taxes	—	60,525	75	—	60,600
Total current assets	17,458	423,540	30,918	(27)	471,889
Property, plant, and equipment, net	184	237,013	3,818	—	241,015
Goodwill	—	1,066,407	42,055	—	1,108,462
Intangibles, net	—	574,535	20,910	—	595,445
Deferred financing costs, net	54,859	—	—	—	54,859
Other assets	—	10,657	2,094	(1,712)	11,039
Intercompany (payable) receivable	(42,209)	41,674	535	—	—
Investment in subsidiaries	366,140	63,896	—	(430,036)	—
Total assets	$396,432	$2,417,722	$100,330	$(431,775)	$2,482,709

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$9,130	$—	$9,130
Accounts payable	1,080	51,186	2,135	—	54,401
Accrued employee compensation	6,357	34,539	2,459	—	43,355
Commissions payable	—	21,977	2,593	—	24,570
Customer deposits	—	205,122	8,109	—	213,231
Other accrued liabilities	5,243	30,292	2,875	(10)	38,400
Intercompany payable (receivable)	58,986	(26,907)	359	(32,438)	—
Total current liabilities	71,666	316,209	27,660	(32,448)	383,087
Long-term debt, less current maturities	1,456,400	—	—	—	1,456,400
Deferred income taxes	—	245,205	8,649	—	253,854
Pension liabilities, net	—	27,094	—	—	27,094
Other noncurrent liabilities	—	6,674	125	—	6,799
Intercompany (receivable) payable	(1,456,400)	1,456,400	—	—	—
Total liabilities	71,666	2,051,582	36,434	(32,448)	2,127,234
Stockholder’s equity	324,766	366,140	63,896	(399,327)	355,475
Total liabilities and stockholder’s equity	$396,432	$2,417,722	$100,330	$(431,775)	$2,482,709

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$13,029	$(1,454)	$8,299	$—	$19,874
Accounts receivable, net	2,231	151,532	10,577	—	164,340
Inventories, net	—	128,080	2,785	(83)	130,782
Salespersons overdrafts, net	—	27,957	8,706	—	36,663
Prepaid expenses and other current assets	3,361	12,876	701	—	16,938
Intercompany receivable (payable)	2,076	416	130	(2,587)	35
Deferred income taxes	(1,207)	13,508	75	—	12,376
Total current assets	19,490	332,915	31,273	(2,670)	381,008
Property, plant, and equipment, net	517	231,676	3,706	—	235,899
Goodwill	—	1,088,441	19,960	—	1,108,401
Intangibles, net	—	542,207	34,532	—	576,739
Deferred financing costs, net	45,430	—	—	—	45,430
Other assets	40	11,805	230	—	12,075
Intercompany receivable (payable)	1,357,771	38,392	—	(1,396,163)	—
Investment in subsidiaries	417,555	70,095	—	(487,650)	—
Total assets	$1,840,803	$2,315,531	$89,701	$(1,886,483)	$2,359,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$11,868	$—	$11,868
Accounts payable	5,098	45,589	5,923	1	56,611
Accrued employee compensation	6,226	33,393	1,975	—	41,594
Commissions payable	—	18,400	2,555	—	20,955
Customer deposits	—	160,791	5,530	—	166,321
Other accrued liabilities	11,976	29,768	7,508	(32)	49,220
Intercompany payable (receivable)	2,679	(26)	—	(2,588)	65
Total current liabilities	25,979	287,915	35,359	(2,619)	346,634
Long-term debt, less current maturities	1,316,500	—	—	—	1,316,500
Deferred income taxes	(1,612)	226,935	6,696	—	232,019
Pension liabilities, net	—	25,112	—	—	25,112
Other noncurrent liabilities	—	17,986	352	—	18,338
Intercompany payable (receivable)	195,355	1,340,028	(22,801)	(1,512,582)	—
Total liabilities	1,536,222	1,897,976	19,606	(1,515,201)	1,938,603
Stockholder’s equity	304,581	417,555	70,095	(371,282)	420,949
Total liabilities and stockholder’s equity	$1,840,803	$2,315,531	$89,701	$(1,886,483)	$2,359,552

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 1, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(24,732)	$(1,189)	$(18)	$27,694	$1,755
Other cash provided by operating activities	21,839	52,474	(1,521)	(27,695)	45,097
Net cash (used in) provided by operating activities	(2,893)	51,285	(1,539)	(1)	46,852
Purchases of property, plant, and equipment	(843)	(19,092)	(24)	—	(19,959)
Proceeds from the sale of assets	3	88	1		92
Other investing activities, net	—	(2)	—	—	(2)
Net cash used in investing activities	(840)	(19,006)	(23)	—	(19,869)
Intercompany payable (receivable)	30,002	(30,003)	—	1	—
Net cash provided by (used in) financing activities	30,002	(30,003)	—	1	—
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Increase (decrease) in cash and cash equivalents	26,269	2,276	(1,556)	—	26,989
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874
Cash and cash equivalents, end of period	$39,298	$822	$6,743	$—	$46,863

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 2, 2005

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(23,687)	$(8,650)	$149	$24,099	$(8,089)
Other cash provided by operating activities	34,071	11,488	1,683	(24,099)	23,143
Net cash provided by operating activities	10,384	2,838	1,832	—	15,054
Purchases of property, plant, and equipment	(122)	(15,223)	—	—	(15,345)
Proceeds from the sale of assets	—	117	—	—	117
Other investing activities, net	—	(963)	(16)	—	(979)
Net cash used in investing activities	(122)	(16,069)	(16)	—	(16,207)
Net short-term borrowings	—	—	800	—	800
Principal payments on long-term debt	(63,600)	—	—	—	(63,600)
Intercompany (receivable) payable	(11,294)	11,294	—	—	—
Other financing activities, net	(121)	—	—	—	(121)
Net cash (used in) provided by financing activities	(75,015)	11,294	800	—	(62,921)
Effect of exchange rate changes on cash and cash equivalents	—	—	40	—	40
(Decrease) increase in cash and cash equivalents	(64,753)	(1,937)	2,656	—	(64,034)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$16,180	$(4,178)	$6,233	$—	$18,235

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our 2005 Annual Report on Form 10-K and elsewhere in this report.

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

We operate in five reportable segments, which consist of:

•    Jostens Scholastic—provides services related to the marketing, sale and production of class rings and graduation products;

•    Jostens Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks;

•    Jostens Photo—provides school photography services;

•    Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care markets, and innovative products and services to the direct marketing sector. The group also produces testing and supplemental materials and related components for educational publishers; and

•    Educational Textbook—produces four-color case-bound educational textbooks.

The Transactions

On October 4, 2004, an affiliate of KKR and affiliates of DLJ Merchant Banking Partners completed the Transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational markets comprised of the operations of Jostens, Von Hoffmann, The Lehigh Press, Inc. and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II and DLJ DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of voting interest and 45.0% of economic interest of Holdings and affiliates of DLJMBP III held equity interests representing approximately 41.0% of voting interest and 45.0% of economic interest, with the remainder held by other co-investors and certain members of management. In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed. After giving effect to the issuance of equity to additional members of management, as of May 10, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continued to hold approximately 44.6% of economic interest. As of May 10, 2006, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interests of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interests.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Form 10-K for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncements

SFAS 123R - Statement of Accounting Standards No. 123 (revised 2004) Share-Based Payment

Effective January 1, 2006, we adopted SFAS 123R, which requires the recognition of compensation expense related to all equity awards granted, including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date. For the three months ended April 1, 2006, we recognized compensation expense related to stock options of $0.1 million relating to employee provided services. See Note 13, Share-based Compensation, to the Condensed Consolidated Financial Statements for further discussion and details.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2006 Compared to the Three Months Ended April 2, 2005

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 1, 2006 and April 2, 2005.

	Three months ended
Dollars in thousands	April 1, 2006	April 2, 2005	$ Change	% Change
Net sales	$312,591	$309,120	$3,471	1.1%
Cost of products sold	180,244	189,514	(9,270)	(4.9)%
Gross profit	132,347	119,606	12,741	10.7%
% of net sales	42.3%	38.7%

Selling and administrative expenses	101,462	103,186	(1,724)	(1.7)%
% of net sales	32.5%	33.4%

Gain on disposal of fixed assets	(20)	(9)	(11)	NM
Transaction costs	—	884	(884)	NM
Special charges	2,799	2,952	(153)	NM
Operating income	28,106	12,593	15,513	123.2%
% of net sales	9.0%	4.1%

Interest expense, net	31,070	30,568	502	1.6%
Loss before income taxes	(2,964)	(17,975)	15,011
Benefit from income taxes	(1,828)	(7,446)	5,618	75.4%
Net loss	$(1,136)	$(10,529)	$9,393	89.2%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 1, 2006 and April 2, 2005. For additional financial information about our operating segments, see Note 14, Business Segments, to the Condensed Consolidated Financial Statements.

	Three months ended
Dollars in thousands	April 1, 2006	April 2, 2005	$ Change	% Change
Net sales
Jostens Scholastic	$134,383	$123,581	$10,802	8.7%
Jostens Yearbook	8,295	7,972	323	4.1%
Jostens Photo	7,450	8,185	(735)	(9.0)%
Marketing and Publishing Services	121,675	127,756	(6,081)	(4.8)%
Educational Textbook	42,782	44,070	(1,288)	(2.9)%
Inter-segment eliminations	(1,994)	(2,444)	450	NM
	$312,591	$309,120	$3,471	1.1%

Operating income
Jostens Scholastic	21,260	11,109	$10,151	91.4%
Jostens Yearbook	(13,962)	(16,695)	2,733	16.4%
Jostens Photo	(3,790)	(4,342)	552	12.7%
Marketing and Publishing Services	20,827	17,860	2,967	16.6%
Educational Textbook	3,771	4,661	(890)	(19.1)%
	$28,106	$12,593	$15,513	123.2%

NM = not meaningful

Net Sales. Consolidated net sales increased $3.5 million, or 1.1%, to $312.6 million for the three months ended April 1, 2006 from $309.1 million for the same period in 2005.

The net sales of the Jostens Scholastic segment increased $10.8 million, or 8.7%, to $134.4 million for the first quarter of 2006 from $123.6 million for the first quarter of 2005. The increase was primarily attributable to higher revenue from announcements and also higher first quarter diploma net sales due to improved production versus 2005’s first quarter. Jostens Yearbook net sales increased $0.3 million, or 4.1%, to $8.3 million for the quarter ended April 1, 2006 compared to $8.0 million in the first quarter of 2005. Net sales of the Jostens Photo segment decreased $0.7 million, or 9.0%, from $8.2 million for the first three months of 2005 to $7.5 million for the same period in 2006. The decrease reflects lower overall volume.

The net sales of the Marketing and Publishing Services segment decreased $6.1 million, or 4.8%, to $121.7 million during the first quarter of 2006 from $127.8 million in the first quarter of 2005. This decrease was primarily attributable to lower volume in our sampling business, $1.6 million of lower sales of paper to our customers and $1.2 million less revenue resulting from our shutdown of a facility in January 2005. The decrease was partially offset by solid growth in our direct marketing business.

The net sales of the Educational Textbook business decreased $1.3 million, or 2.9%, to $42.8 million in the first three months of 2006 from $44.1 million in the first quarter of 2005 due to lower overall volume from customers.

Gross Profit.  Gross profit increased $12.7 million, or 10.7%, to $132.3 million for the three months ended April 1, 2006 from $119.6 million for the same period in 2005.  As a percentage of net sales, gross profit margin increased to 42.3% for the three months ended April 1, 2006 from 38.7% for the same period last year.  Of the $12.7 million increase in gross profit for the three month period in 2006, approximately $2.2 million related to a reduction in purchase accounting amortization compared to the prior year period.  The remaining increase relates to improved business performance in Jostens Printing and Scholastic segments as well as improved performance of our diploma business and cost savings realized from synergy programs that benefited all businesses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.7 million, or 1.7%, to $101.5 million for the three months ended April 1, 2006 from $103.2 million in 2005. As a percentage of net sales, selling and administrative expenses decreased 0.9% to 32.5% for the first quarter of 2006 from 33.4% for the same period last year. The $1.7 million decrease was primarily due to the impact of administrative headcount reductions and lower depreciation and amortization expense partially offset by higher commission expense related to higher sales.

Special Charges. During the first quarter of 2006, we recorded $0.5 million of special charges relating to severance payments and related benefits associated with on-going initiatives. We recorded $0.1 million in each Jostens segment related to severance payments and related benefits associated with the reduction in headcount of eight Jostens Scholastic, two Jostens Yearbook and five Jostens Photo employees, respectively, and $0.2 million related to severance payments and related benefits associated with the reduction in headcount of three employees of the Marketing and Publishing Services segment.

During the first quarter of 2005, we recorded $3.0 million of special charges, including $1.8 million, $0.4 million and $0.1 million related to severance payments and related benefits associated with the reduction in headcount of 17 Jostens Scholastic, four Jostens Yearbook and three Jostens Photo employees, respectively. We recorded severance of $0.5 million related to the reduction in the Marketing and Publishing Services segment’s personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations. We also recorded severance of $0.2 million related to the reduction in the Educational Textbook segment’s personnel.

During the first quarter of 2006, we recognized an impairment loss related to the January 2006 pending sale of our Jostens headquarters building. As a result of the pending sale, we determined the carrying value of the building was not recoverable and subsequently reduced the carrying value by $2.3 million to its estimated value.

Operating Income. As a result of the aforementioned items, consolidated operating income increased $15.5 million, or 123.2%, to $28.1 million for the three months ended April 1, 2006 from $12.6 million in 2005. As a percentage of net sales, operating income increased to 9.0% for the first quarter of 2006 from 4.1% for the same period in 2005.

Net interest expense. Net interest expense was comprised of the following:

	Three months ended
Dollars in thousands	April 1, 2006	April 2, 2005	$ Change	% Change
Holdings:
Amortization of debt discount, premium and deferred financing costs	$4,815	$4,354	$461	10.6%
Interest income	(7)	(19)	12	NM
Holdings interest expense, net	4,808	4,335	473	10.9%
Visant:
Interest expense	24,690	22,857	1,833	8.0%
Amortization of debt discount, premium and deferred financing costs	1,944	3,951	(2,007)	(50.8)%
Interest income	(372)	(575)	203	NM
Visant interest expense, net	26,262	26,233	29	0.1%
Interest expense	$31,070	$30,568	$502	1.6%

NM = Not meaningful

Net interest expense increased $0.5 million, or 1.6%, to $31.1 million for the three months ended April 1, 2006 as compared to $30.6 million for the same prior year period.  The increase was the result of higher interest rates on our variable rate term loan debt during the first three months of 2006 compared to the same prior year period.

Income taxes. We have provided an income tax (benefit) provision based on our best estimate of the consolidated effective tax rate applicable for the entire year. The estimated consolidated effective tax rates were 41.4% and 40.0% for Holdings and Visant, respectively. During the quarter ended April 1, 2006, we reduced our deferred tax valuation allowance by $0.6 million because we estimate that a portion of the tax benefit attributable to capital loss carryforwards will be realized as a result of anticipated property dispositions during the year. The combined effect of reducing the valuation allowance by $0.6 million and applying the consolidated effective tax rates resulted in effective tax rates of 61.7% and 8.7%, respectively, for Holdings and Visant.

For the comparable three-month period ended April 2, 2005, the effective rates of income tax benefit for Holdings and Visant were 41.4% and 40.5%, respectively.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. We received a refund of Federal tax of approximately $7.6 million, including $1.2 million of interest. A substantial portion of the refund represents a reduction of goodwill, as we did not previously record any tax benefit since the amount of the refund, net of costs, was subject to significant uncertainty. The uncertain portion of the claim was attributable to transaction expenses incurred in connection with Jostens’ merger and recapitalization transaction of May 2000. The net tax benefit had been subject to significant uncertainty at the time Jostens revalued its assets and liabilities in connection with the July 2003 merger transaction with DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds.

Net Loss.  As a result of the aforementioned items, net loss decreased $9.4 million, or 89.2%, to a net loss of $1.1 million for the three months ended April 1, 2006 compared to a net loss of $10.5 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	April 1, 2006	April 2, 2005
Net cash provided by operating activities	$46,851	$16,084
Net cash used in investing activities	(19,869)	(16,207)
Net cash used in financing activities	—	(56,988)
Effect of exchange rate change on cash	6	40
Net change in cash and cash equivalents	$26,988	$(57,071)

For the three months ended April 1, 2006, operating activities generated cash of $46.9 million compared with cash generated by operating activities of $16.1 million for the same prior year period.    The $30.8 million increase related to lower working capital requirements and increased earnings for the three months ended 2006 compared to the same prior year period.  Net cash used in investing activities for the three months ended April 1, 2006 was $19.9 million, compared with $16.2 million for the comparable 2005 period.  The $3.7 million increase related to additional capital expenditures in the current year compared to the same prior year period.  There were no financing activities during the first quarter of 2006 as compared to $57.0 million in the three month period of 2005, which was comprised of debt prepayments of $63.6 million offset by $5.9 million from proceeds of equity investments by certain members of management.

As of April 1, 2006, we had cash and cash equivalents of $47.7 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $221.4 million available under Visant’s revolving credit facility as of April 1, 2006.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As of April 1, 2006, we were in compliance with all covenants under our material debt obligations.

Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next twelve months.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended April 1, 2006. For additional information, refer to Item 7A of our 2005 Form 10-K.

ITEM 4.          CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“the Exchange Act”). Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation was conducted based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated

Framework. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that these disclosure controls and procedures are effective.

During the quarter ended April 1, 2006, there have been no changes in our internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The following were developments during the three months ended April 1, 2006 of material pending legal proceedings to which we or any of our subsidiaries are a party.

None during the three months ended April 1, 2006, however in early May 2006, the Court of Appeals of the State of California affirmed the trial court’s judgment in favor of Jostens in previously pending litigation as described in Note 10, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

ITEM 1A.       RISK FACTORS

There has been no material changes in our risk factors during the quarter ended April 1, 2006. For additional information, refer to Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders by Written Consent on March 22, 2006, a majority of the stockholders approved the Third Amended and Restated 2004 Stock Option Plan for Key employees of Visant Holding Corp.

By Action of Stockholders by Written Consent on March 29, 2006, a majority of stockholders approved the offering of $350 million Senior Notes by Visant Holding.

By Action of Stockholders by Written Consent on April 4, 2006, a majority of the stockholders approved the declaration and payment of a dividend on the common shares of Visant Holding from the net proceeds from the $350 million offering of 8 ¾% Senior Notes due 2013 by Visant Holding.

ITEM 5.          OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date: May 16, 2006	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: May 16, 2006	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)