Form 10-Q
period 2006-07-01
VISANT HOLDING CORP
filed 2006-08-11
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

Yes ☐      No ☒

As of August 7, 2006, there were 5,973,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net sales	$548,075	$549,587	$853,216	$850,521
Cost of products sold	276,496	294,548	450,596	476,903
Gross profit	271,579	255,039	402,620	373,618
Selling and administrative expenses	125,641	128,917	222,519	227,485
Transaction costs	—	440	—	1,324
Special charges	(110)	1,855	2,634	4,549
Operating income	146,048	123,827	177,467	140,260
Interest expense, net	37,417	30,389	68,395	60,872
Income before income taxes	108,631	93,438	109,072	79,388
Provision for income taxes	43,526	38,518	43,029	32,469
Income from continuing operations	65,105	54,920	66,043	46,919
Loss from discontinued operations, net of tax	(3,341)	(1,394)	(5,415)	(3,922)
Net income	$61,764	$53,526	$60,628	$42,997

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1,	July 2,	December 31,
In thousands, except share amounts	2006	2005	2005
ASSETS
Cash and cash equivalents	$138,488	$12,547	$20,706
Accounts receivable, net	190,992	196,645	163,742
Inventories, net	110,308	108,767	128,962
Salespersons overdrafts, net of allowance of $13,165, $11,672 and $12,517, respectively	17,037	20,277	30,785
Prepaid expenses and other current assets	12,776	9,106	16,739
Deferred income taxes	12,376	15,064	12,376
Current assets of discontinued operations	61	7,597	8,495
Total current assets	482,038	370,003	381,805
Property, plant and equipment	575,703	532,566	542,922
Less accumulated depreciation	(331,263)	(298,294)	(311,954)
Property, plant and equipment, net	244,440	234,272	230,968
Goodwill	1,080,952	1,083,317	1,083,384
Intangibles, net	529,042	561,470	554,911
Deferred financing costs, net	55,281	57,060	50,400
Other assets	13,089	11,176	12,075
Long-term assets of discontinued operations	—	52,196	51,776
Total assets	$2,404,842	$2,369,494	$2,365,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$12,420	$9,020	$11,868
Accounts payable	64,010	47,311	54,664
Accrued employee compensation and related taxes	39,329	40,106	39,984
Commissions payable	42,335	43,686	19,315
Income taxes payable	48,285	5,650	6,162
Customer deposits	62,739	61,792	164,456
Other accrued liabilities	39,642	31,679	35,595
Current liablilties of discontinued operations	17,709	5,296	14,130
Total current liabilities	326,469	244,540	346,174

Long-term debt - less current maturities	1,860,709	1,592,245	1,501,246
Deferred income taxes	199,629	238,218	219,164
Pension liabilities, net	23,506	26,963	25,112
Other noncurrent liabilities	18,829	6,452	18,187
Long-term liabilities of discontinued operations	150	295	151
Total liabilities	2,429,292	2,108,713	2,110,034
Mezzanine equity	9,411	—	—
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,973,659 shares at July 1, 2006 and December 31, 2005; 5,971,577 shares at July 2, 2005
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding:
none at July 1, 2006, December 31, 2005 and July 2, 2005
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at July 1, 2006,
December 31, 2005 and July 2, 2005	60	60	60
Additional paid-in-capital	175,571	524,402	525,593
Accumulated deficit	(210,340)	(264,620)	(270,968)
Accumulated other comprehensive income	848	939	600
Total stockholders’ (deficit) equity	(33,861)	260,781	255,285
Total liabilities and stockholders’ equity	$2,404,842	$2,369,494	$2,365,319

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 1,	July 2,
In thousands	2006	2005
Net income	$60,628	$42,997
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,415	3,922
Depreciation	22,080	29,302
Amortization of intangible assets	25,609	23,164
Amortization of debt discount, premium and deferred financing costs	13,903	15,964
Other amortization	402	387
Deferred income taxes	(11,976)	29,632
Stock-based compensation	88	43
Loss on asset impairments	2,341	—
Other	(847)	(241)
Changes in assets and liabilities:
Accounts receivable	(20,010)	(40,212)
Inventories	19,976	20,853
Salespersons overdrafts	14,469	9,420
Accounts payable and accrued expenses	12,160	(9,309)
Customer deposits	(102,058)	(94,828)
Commission payable	23,691	28,892
Income taxes payable	42,014	(1,458)
Other	5,538	3,001
Net cash provided by operating activities of continuing operations	113,423	61,529
Net cash used in operating activities of discontinued operations	(12,384)	(6,764)
Net cash provided by operating activities	101,039	54,765
Purchases of property, plant and equipment	(34,503)	(30,549)
Proceeds from sale of property and equipment	1,317	1,555
Acquisition of business	(13,590)	(1,016)
Proceeds from sale of business	64,092	—
Other investing activities, net	9	(9)
Net cash provided by (used in) investing activities of continuing operations	17,325	(30,019)
Net cash used in investing activities of discontinued operations	(673)	(74)
Net cash provided by (used in) investing activities	16,652	(30,093)
Net short-term borrowings	—	800
Principal payments on long-term debt	—	(103,500)
Distribution to shareholders	(340,700)	—
Proceeds from issuance of long-term debt	350,000	—
Debt financing costs	(9,300)	—
Net proceeds from issuance of common stock	—	5,933
Other	—	(327)
Net cash used in financing activities	—	(97,094)
Effect of exchange rate changes on cash and cash equivalents	91	5
Increase (decrease) in cash and cash equivalents	117,782	(72,417)
Cash and cash equivalents, beginning of period	20,706	84,964
Cash and cash equivalents, end of period	$138,488	$12,547

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net sales	$548,075	$549,587	$853,216	$850,521
Cost of products sold	276,496	294,548	450,596	476,903
Gross profit	271,579	255,039	402,620	373,618
Selling and administrative expenses	125,557	128,901	222,356	227,425
Transaction costs	—	440	—	1,324
Special charges	(110)	1,855	2,634	4,549
Operating income	146,132	123,843	177,630	140,320
Interest expense, net	24,749	25,996	50,919	52,144
Income before income taxes	121,383	97,847	126,711	88,176
Provision for income taxes	47,318	39,478	48,817	35,368
Income from continuing operations	74,065	58,369	77,894	52,808
Loss from discontinued operations, net of tax	(3,341)	(1,394)	(5,415)	(3,922)
Net income	$70,724	$56,975	$72,479	$48,886

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 1,	July 2,	December 31,
In thousands, except share amounts	2006	2005	2005
ASSETS
Cash and cash equivalents	$136,792	$11,849	$19,874
Accounts receivable, net	190,992	196,645	163,742
Inventories, net	110,308	108,767	128,962
Salespersons overdrafts, net of allowance of $13,165, $11,672 and $12,517, respectively	17,037	20,277	30,785
Prepaid expenses and other current assets	12,976	9,106	16,774
Deferred income taxes	12,376	15,064	12,376
Current assets of discontinued operations	61	7,597	8,495
Total current assets	480,542	369,305	381,008
Property, plant and equipment	575,703	532,566	542,922
Less accumulated depreciation	(331,263)	(298,294)	(311,954)
Property, plant and equipment, net	244,440	234,272	230,968
Goodwill	1,080,952	1,083,317	1,083,384
Intangibles, net	529,042	561,470	554,911
Deferred financing costs, net	41,563	51,854	45,430
Other assets	13,089	11,176	12,075
Long-term assets of discontinued operations	—	52,196	51,776
Total assets	$2,389,628	$2,363,590	$2,359,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$12,420	$9,020	$11,868
Accounts payable	63,386	47,311	54,664
Accrued employee compensation and related taxes	39,329	40,106	39,984
Commissions payable	42,335	43,686	19,315
Income taxes payable	50,967	5,559	6,557
Customer deposits	62,739	61,792	164,456
Other accrued liabilities	36,946	31,678	35,660
Current liablilties of discontinued operations	17,709	5,296	14,130
Total current liabilities	325,831	244,448	346,634

Long-term debt - less current maturities	1,316,500	1,416,500	1,316,500
Deferred income taxes	215,985	247,733	232,019
Pension liabilities, net	23,506	26,963	25,112
Other noncurrent liabilities	18,829	6,452	18,188
Long-term liabilities of discontinued operations	150	295	150
Total liabilities	1,900,801	1,942,391	1,938,603

Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares	—	—	—
Additional paid-in-capital	663,909	667,883	668,758
Accumulated deficit	(175,930)	(247,623)	(248,409)
Accumulated other comprehensive income	848	939	600
Total stockholder’s equity	488,827	421,199	420,949
Total liabilities and stockholder’s equity	$2,389,628	$2,363,590	$2,359,552

The accompanying notes are an integral part of the condensed consolidated financial statements

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 1,	July 2,
In thousands	2006	2005
Net income	$72,479	$48,886
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,415	3,922
Depreciation	22,080	29,302
Amortization of intangible assets	25,609	23,164
Amortization of debt discount, premium and deferred financing costs	3,888	7,158
Other amortization	402	387
Deferred income taxes	(8,475)	32,792
Loss on asset impairments	2,341	—
Other	(847)	(198)
Changes in assets and liabilities:
Accounts receivable	(20,010)	(40,212)
Inventories	19,976	20,853
Salespersons overdrafts	14,469	9,420
Accounts payable and accrued expenses	11,536	(9,310)
Customer deposits	(102,058)	(94,828)
Commission payable	23,691	28,892
Income taxes payable	44,301	(1,718)
Other	2,611	1,949
Net cash provided by operating activities of continuing operations	117,408	60,459
Net cash used in operating activities of discontinued operations	(12,384)	(6,764)
Net cash provided by operating activities	105,024	53,695
Purchases of property, plant and equipment	(34,503)	(30,549)
Proceeds from sale of property and equipment	1,317	1,555
Acquisition of business	(13,590)	(1,016)
Proceeds from sale of business	64,092	—
Other investing activities, net	9	(9)
Net cash provided by (used in) investing activities of continuing operations	17,325	(30,019)
Net cash used in investing activities of discontinued operations	(673)	(74)
Net cash provided by (used in) investing activities	16,652	(30,093)
Net short-term borrowings	—	800
Principal payments on long-term debt	—	(103,500)
Distribution to shareholders	(4,849)	—
Net contribution from Visant Holding Corp.	—	9,000
Other	—	(327)
Net cash used in financing activities	(4,849)	(94,027)
Effect of exchange rate changes on cash and cash equivalents	91	5
Increase (decrease) in cash and cash equivalents	116,918	(70,420)
Cash and cash equivalents, beginning of period	19,874	82,269
Cash and cash equivalents, end of period	$136,792	$11,849

The accompanying notes are an integral part of the condensed consolidated financial statements

1.    Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”).  These subsidiaries operate in four reportable segments:  Jostens Scholastic, Jostens Yearbook, Marketing and Publishing Services and Educational Textbook.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than certain indebtedness of Holdings.  Holdings has 10.25% senior discount notes, which had an accreted value of $194.2 million, $175.7 million and $184.7 million as of July 1, 2006, July 2, 2005 and December 31, 2005, respectively, and $350.0 million principal amount of 8.75% Senior Notes as of July 1, 2006.

All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123R, which requires the recognition of compensation expense related to all equity awards granted, including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three months and six months ended July 1, 2006, we recognized compensation expense related to stock options of less than $0.1 million for both periods.  See Note 15, Share-based Compensation, to the Condensed Consolidated Financial Statements for further discussion and details.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  The new guidance will be effective for us on January 1, 2007.  We are currently studying its provisions to determine the impact, if any, on our financial statements.

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

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses included advertising expense of $0.9 million for the quarter ended July 1, 2006 and $1.3 million for the quarter ended July 2, 2005.  Advertising expense totaled $2.2 million for the six months ended July 1, 2006 and $2.6 million for the same period last year.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings, are recorded based on historical information and current trends in manufacturing costs due to their lifetime warranty. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the lifetime warranty on rings was approximately $0.4 million for each of the quarters ended July 1, 2006 and July 2, 2005. For the six months ended July 1, 2006 and July 2, 2005, the provision for the warranty was $0.6 million and $0.7 million, respectively.  Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the consolidated balance sheets were approximately $1.0 million as of July 1, 2006, July 2, 2005 and December 31, 2005.

Share-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three month and six month periods ended July 1, 2006, the Company recognized compensation expense related to stock options of less than $0.1 million, which is included in selling, general and administrative expenses.  Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings’ is obligated, under certain circumstances such as death and disability, to repurchase the common shares from the holder and settle amounts in cash.  In accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, such equity instruments are considered temporary equity and have been reclassified from additional paid-in-capital to mezzanine equity in the balance sheet as of July 1, 2006.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.    After giving effect to the issuance of equity to additional members of management, as of August 7, 2006, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of the economic interests.  As of August 7, 2006, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests.

4.    Restructuring Activity and Other Special Charges

Restructuring Activity

During the second quarter of 2006, the Company recorded a net reversal of $0.1 million of special charges.  The Company reduced its restructuring accrual by $0.2 million for amounts related to the 2004 closure of its Jostens Red Wing facility.  The Marketing and Publishing Services segment recorded $0.1 million of severance costs and related benefits associated with the reduction of eight employees.

During the second quarter of 2005, the Company recorded $1.9 million of special charges. Jostens Scholastic recorded $1.6 million of severance costs and related benefits associated with a headcount reduction of 19 Jostens Scholastic employees.  The Marketing and Publishing Services and Educational Textbook segments recorded charges of $0.2 million and $0.1 million, respectively, related to severance costs that reduced headcount by four employees.

For the six months ended July 1, 2006, the Company recorded $2.6 million of special charges. These special charges included $0.1 million related to Jostens Scholastic, less than $0.1 million related to Jostens Yearbook, and $0.2 million related to the Marketing and Publishing Services segment for severance costs and related benefits.  Headcount reductions associated with these activities were eight for Jostens Scholastic, two for Jostens Yearbook, and 11 for Marketing and Publishing Services. Additionally, the Company recognized an impairment loss of $2.3 million related to the pending sale of its Jostens headquarters building.

For the six months ended July 2, 2005, the Company incurred $4.5 million of special charges, including $3.1 million for Jostens Scholastic and $0.4 million for Jostens Yearbook, associated with severance costs and related benefits resulting from the reduction in headcount of 37 Jostens Scholastic and four Jostens Yearbook employees.  The Company recorded severance charges of $0.5 million related to the reduction in the Marketing and Publishing Services segment’s personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  Additionally, the Company recorded $0.2 million related to the personnel reduction in the Educational Textbook segment.

Restructuring accruals of $2.0 million, $4.8 million and $3.3 million as of July 1, 2006, July 2, 2005 and December 31, 2005, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals as of December 31, 2005 included amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Services segment, included the consolidation of the Marketing and Service segment’s one-and two-color print operations.

On a cumulative basis through July 1, 2006, the Company incurred $20.7 million of employee severance costs related to initiatives during the period from 2004 to July 1, 2006, which affected an aggregate of 518 employees. As of July 1, 2006, the Company had paid $18.7 million in cash related to these initiatives.

Changes in the restructuring accruals during the first six months of 2006 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 31, 2005	$—	$1,257	$2,027	$3,284
Restructuring charges	503	—	—	503
Severance paid	(298)	(949)	(550)	(1,797)
Balance at July 1, 2006	$205	$308	$1,477	$1,990

The Company expects the remaining severance related to the 2004, 2005 and 2006 initiatives to be paid during 2006.

Other Special Charges

During the first quarter of 2006, the Company recognized an impairment loss related to the pending sale of its Jostens headquarters building.  As a result of the pending sale, the Company determined the carrying value of the building was not recoverable and subsequently reduced the carrying value by $2.3 million to its estimated fair value.  The impairment loss was allocated to both Jostens segments.

5.    Acquisitions

On June 16, 2006, the Company acquired substantially all of the assets and assumed certain liabilities of the Dixon Web operation of the Sleepeck Printing Company, a provider of innovative marketing services located in Dixon, Illinois, for approximately $13.1 million in cash, subject to certain working capital adjustments.  At the time of acquisition, the name of the business was changed to Dixon Direct Corp. (“Dixon”).  The results of Dixon’s operations have been included in the consolidated financial statements since that date.  The acquisition, combined with targeted capital expenditures to be made at the Dixon facility, are expected to significantly expand Visant’s marketing services capacity and production capabilities.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS 141, Business Combinations.  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are subject to change.

The allocation of the purchase price was as follows:

(In thousands)
Current assets	$4,189
Property, plant and equipment	9,600
Goodwill	2,239
Current liabilities	(2,747)
Other non-current liabilities	(191)
Purchase price	$13,090

Dixon is reported as part of the Marketing and Publishing Services business segment, and as such all of its goodwill will be included in this segment.   All of the goodwill will be fully amortizable for tax purposes.

This acquisition was not material to the Company’s operations, financial position or cash flows.

6.    Discontinued operations

During the second quarter, the Company entered into definitive agreements to sell its Jostens Photography businesses, which previously comprised a reportable segment.  The sales closed on June 30, 2006 with the Company recognizing an aggregate $0.2 million net loss on the transaction and aggregate net proceeds of $64.1 million.  Accordingly, this segment has been reported as discontinued operations for all periods presented.

Included in the net loss from discontinued operations in the consolidated statements of operations are the following:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net sales from discontinued operations	$14,242	$12,932	$21,692	$21,118

Pretax loss from discontinued operations	(5,075)	$(2,090)	(8,480)	$(6,015)
Income tax benefit from discontinued operations	1,933	696	3,264	2,093
Net operating loss from discontinued operations	(3,142)	(1,394)	(5,216)	(3,922)
Loss on sale of segment, net of tax	(199)	—	(199)	—
Loss from discontinued operations, net of tax	$(3,341)	$(1,394)	$(5,415)	$(3,922)

Included in loss on sale of segment is tax expense of $5.7 million arising from the taxable gain on the transaction.

These businesses have also been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations are summarized as follows:

	July 1,	July 2,	December 31,
In thousands	2006	2005	2005

Assets:
Accounts receivable, net	$—	$440	$598
Inventories, net	—	2,410	1,820
Salespersons overdrafts	—	4,617	5,878
Prepaid expenses and other current assets	61	130	199
Total current assets of discontinued operations	61	7,597	8,495

Property, plant and equipment, net	—	4,980	4,931
Goodwill	—	25,017	25,017
Intangibles, net	—	22,199	21,828
Total assets of discontinued operations	$61	$59,793	$60,271

Liabilities:
Accounts payable	$2,759	$457	$1,947
Accrued employee compensation and related taxes	1,127	1,550	1,610
Commissions payable	991	1,107	1,640
Customer deposits	—	175	1,865
Other accrued liabilities	11,125	270	5,343
Total current liabilities of discontinued operations	16,002	3,559	12,405

Other noncurrent liabilities	150	295	151
Total liabilities of discontinued operations	$16,152	$3,854	$12,556

In addition $1.7 million of transition benefits relating to the Jostens Recognition business, which was discontinued in 2001, are included in “current liabilities of discontinued operations” in the condensed consolidated balance sheet for all periods presented.  Transition benefits will continue to be paid through the period of statutory obligations.

7.    Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net income	$61,764	$53,526	$60,628	$42,997
Change in cumulative translation adjustment	305	(295)	248	(520)
Comprehensive income	$62,069	$53,231	$60,876	$42,477

The following amounts were included in determining comprehensive income for Visant Corporation as of the dates indicated:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net income	$70,724	$56,975	$72,479	$48,886
Change in cumulative translation adjustment	305	(295)	248	(520)
Comprehensive income	$71,029	$56,680	$72,727	$48,366

8.   Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

In thousands	July 1, 2006	July 2, 2005	December 31, 2005
Trade receivables	$206,829	$212,534	$174,085
Allowance for doubtful accounts	(3,968)	(3,892)	(4,409)
Allowance for sales returns	(11,869)	(11,997)	(5,934)
Accounts receivable, net	$190,992	$196,645	$163,742

Net inventories were comprised of the following:

In thousands	July 1, 2006	July 2, 2005	December 31, 2005
Raw materials and supplies	$53,345	$48,953	$53,263
Work-in-process	43,750	50,938	50,540
Finished goods	15,115	11,048	27,061
	112,210	110,939	130,864
LIFO reserve	(1,902)	(2,172)	(1,902)
Inventories, net	$110,308	$108,767	$128,962

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in the financial statements.  The value of consigned inventory at July 1, 2006, July 2, 2005 and December 31, 2005, was $20.0 million, $17.1 million and $26.1 million, respectively.  The consignment agreement does not have a stated term, and therefore it can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.2 million and $0.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively and $0.4 million and $0.2 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

9.   Goodwill and Other Intangible Assets, net

The changes in the carrying amount of goodwill were as follows:

	Six months ended		Year ended
	July 1,	July 2,	December 31,
In thousands	2006	2005	2005
Balance at beginning of period	$1,083,384	$1,083,428	$1,083,428
Goodwill acquired during the period	2,239	17	23
Reduction in goodwill	(4,704)	—	—
Purchase price adjustments	—	(113)	(113)
Currency translation	33	(15)	46
Balance at end of period	$1,080,952	$1,083,317	$1,083,384

Goodwill acquired during the six months ended July 1, 2006 of $2.2 million relates to the acquisition of Dixon, which is included in the Marketing and Publishing Services reporting segment.  The reduction in goodwill for the six months ended July 1, 2006 of $4.7 million is attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May of 2000.  The goodwill reduction was allocated to the Jostens Scholastic and Jostens Yearbook reporting segments in the amount of $2.0 million and $2.7 million, respectively.

As of July 1, 2006, goodwill had been allocated to reporting segments as follows:

In thousands
Jostens Scholastic	$295,668
Jostens Yearbook	391,932
Marketing and Publishing Services	280,968
Educational Textbook	112,384
Goodwill	$1,080,952

Information regarding other intangible assets, net as of the dates indicated, is as follows:

		July 1, 2006			July 2, 2005			December 31, 2005
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(96,724)	$233,276	$330,000	$(63,851)	$266,149	$330,000	$(80,288)	$249,712
Internally developed software	2 to 5 years	12,200	(9,395)	2,805	12,200	(6,655)	5,545	12,200	(8,055)	4,145
Patented/unpatented technology	3 years	19,752	(14,426)	5,326	19,668	(9,978)	9,690	19,752	(12,201)	7,551
Customer relationships	4 to 40 years	32,259	(9,113)	23,146	32,759	(7,328)	25,431	31,759	(8,178)	23,581
Other	3 years	38,931	(18,622)	20,309	16,619	(6,144)	10,475	39,717	(13,975)	25,742
		433,142	(148,280)	284,862	411,246	(93,956)	317,290	433,428	(122,697)	310,731
Trademarks	Indefinite	244,180	—	244,180	244,180	—	244,180	244,180		244,180
		$677,322	$(148,280)	$529,042	$655,426	$(93,956)	$561,470	$677,608	$(122,697)	$554,911

Amortization expense related to other intangible assets was $12.9 million and $10.5 million for the three months ended July 1, 2006 and July 2, 2005, respectively.  For the six months ended July 1, 2006 and July 2, 2005, amortization expense related to other intangible assets was $25.6 and $23.2 million, respectively.

Based on intangible assets in service as of July 1, 2006, estimated amortization expense for the remainder of 2006 and each of the five succeeding fiscal years is $22.1 million, $44.2 million, $41.9 million, $37.1 million, $36.5 million and $35.2 million, respectively.

10.   Long-Term Debt

Long-term debt consists of the following:

In thousands	July 1, 2006	July 2, 2005	December 31, 2005
Holdings:

Senior discount notes, 10.25% fixed rate, net of discount of $52,991 at July 1, 2006, $71,455 at July 2, 2005 and $62,454 at December 31, 2005, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, accreted principal due and payable at maturity - December 2013	$194,209	$175,745	$184,746
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	—	—
Visant:
Borrowings under our senior secured credit facility:
Term Loan A, variable rate, 6.00% at July 2, 2005, paid in full at December 31, 2005	—	90,000	—
Term Loan C, variable rate, 7.07% at July 1, 2006, 5.94% at July 2, 2005 and 6.78% at December 31, 2005 with semi-annual principal and interest payments through October 1, 2011	816,500	826,500	816,500

Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000	500,000
	1,860,709	1,592,245	1,501,246
Less current portion	—	—	—
	$1,860,709	$1,592,245	$1,501,246

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for an aggregate amount of $1,270 million, including a $250 million revolving credit facility, and issued $500 million aggregate principal amount of 7.625% senior subordinated notes.   Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

The indentures governing Holdings’ senior discount notes and senior notes restricts Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings), subject to certain exceptions.

Visant’s senior secured credit facilities and senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other material debt obligations would cause a default under or acceleration of the senior secured credit facilities and the Visant senior subordinated notes.

Any failure to comply with the covenants under the senior secured credit facilities would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of July 1, 2006, the Company was in compliance with all covenants under its material debt obligations.

At the end of the first quarter of 2006, Holdings privately placed, $350.0 million of 8.75% Senior Notes due 2013, with settlement on April 4, 2006.  As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs.  All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006.  The senior unsecured notes are not guaranteed by any of the Company’s subsidiaries.

During the second quarter ended July 1, 2006, Visant transferred approximately $4.8 million of cash to Holdings to allow Holdings to make a scheduled interest payment related to the $350 million 8.75% Senior Notes due 2013.  This is reflected in Visant’s condensed consolidated balance sheet as a return of capital and presented in the condensed consolidated statement of cash flows as a distribution to shareholder.  These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of July 1, 2006, there was $12.4 million outstanding in the form of short-term borrowings under the senior secured credit facilities, all of which relate to Jostens’ Canadian subsidiary, at a weighted average interest rate of 7.00%, and an additional $15.7 million outstanding in the form of letters of credit, leaving $221.9 million available under the $250 million revolving credit facility.

11.   Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.  At July 1, 2006, there were no contracts related to these activities outstanding.

12.   Commitments and Contingencies

The Company is subject to market risk associated with changes in the price of precious metals.  To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  The purchase commitment at July 1, 2006 was $19.8 million with delivery dates occurring throughout this year.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133.  The fair market value of the open precious metal forward contracts at July 1, 2006 was $18.9 million, calculated by valuing each contract at quoted futures prices.

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

As part of the environmental management program, the Company is currently involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens continues to manage the remediation project, which began in 2000. As of July 1, 2006, Jostens had made payments totaling $7.8 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs. Based on findings included in remediation reports, the Company estimates that the cost required to finish addressing environmental conditions is not material. The Company has properly accrued this amount in the consolidated balance sheet as of July 1, 2006.  Additionally, Jostens has ongoing monitoring obligations following the completion of remediation.  A No Further Remediation Letter was issued in July 2006 with respect to this matter.  The Company will have ongoing monitoring obligations.  The Company does not expect the cost of such ongoing monitoring to be material.

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

On August 25, 2004, the plaintiff filed an amended complaint which contained substantially the same allegations regarding “stones” while dropping the claims regarding SilverElite® with platinum. On September 29, 2004, Jostens filed another demurrer/motion to strike, challenging the legal sufficiency of plaintiff’s amended complaint. On November 24, 2004, the Superior Court again sustained Jostens’ demurrer with leave to amend. The plaintiff filed a second amended complaint dated December 16, 2004. The court dismissed the action on January 26, 2005. The plaintiff appealed the court’s decision and oral arguments were heard on March 15, 2006. In the matter of Christian Pocino v. Jostens, Inc., the Court of Appeal of the State of California affirmed the trial court’s judgment in favor of Jostens in early May 2006.  The order became final at the beginning of July 2006.

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

13.   Income Taxes

The Company has provided income tax provisions based on its best estimate of the consolidated effective tax rates applicable for the entire year.  The estimated consolidated effective tax rates for continuing operations for the six months ended July 1, 2006 were 40.0% and 39.0% for Holdings and Visant, respectively.  These rates were lower than the effective rates of 41.4% and 40.0%, respectively, used for the Company’s first quarter due largely to a reduced unfavorable tax effect of the amount of anticipated earnings repatriation from continuing operations in Canada.

For the six-month period ended July 1, 2006, the effective tax rates for continuing operations were 39.5% and 38.5% for Holdings and Visant, respectively, as a result of applying the estimated consolidated effective tax rates and reducing the deferred tax valuation allowance by $0.6 million during the first quarter.  For the comparable six-month period ended July 2, 2005, the effective income tax rates for continuing operations for Holdings and Visant were 40.9% and 40.1%, respectively.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The Company received a Federal refund of approximately $7.6 million, including $1.2 million of interest. A substantial portion of the tax refund represents a reduction of goodwill.  The reduction of goodwill for the six months ended July 1, 2006 of $4.7 million is attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May of 2000.

During the quarter ended July 1, 2006, the Company further reduced its deferred tax valuation allowance by $5.7 million because the Company estimates that as a result of the sale of Jostens Photography businesses, $4.1 million of tax benefit attributable to foreign tax credit carryforwards will be realized and $1.6 million of tax benefit attributable to capital loss carryforwards will be realized.  The effect of these changes in the deferred tax valuation allowance has been included in the net loss from Discontinued Operations.

14.                               Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Service cost	$1,549	$1,825	$5	$10
Interest cost	3,747	3,711	49	78
Expected return on plan assets	(5,653)	(5,314)	—	—
Administrative expenses	102	179	—	—
Amortization of prior year service cost	(119)	13	(46)	—
Net periodic benefit expense	$(374)	$414	$8	$88

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Service cost	$3,098	$3,650	$10	$20
Interest cost	7,494	7,421	98	156
Expected return on plan assets	(11,306)	(10,627)	—	—
Administrative expenses	204	358	—	—
Amortization of prior year service cost	(238)	26	(92)	—
Net periodic benefit expense	$(748)	$828	$16	$176

As of December 31, 2005, the Company did not expect to contribute to its qualified pension plans in 2006 due to the funded status of the plans. This estimate has not changed as of July 1, 2006. For the six months ended July 1, 2006, the Company did not make any contributions to the qualified pension plans and contributed $1.1 million and $0.1 million to its nonqualified pension plans and postretirement welfare plans, respectively.

15.                               Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders

Agreement dated July 29, 2003 by and among the Company and certain holders of the capital stock of the Company. We do not anticipate additional options to be granted under the 2003 Plan. As of July 1, 2006 there were 53,659 options vested under the 2003 Plan and 2,420 unvested and subject to vesting.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan (the “2004 Plan”), which permits us to grant key employees and certain other persons various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. Under his employment agreement, the Company’s Chief Executive Officer receives awards of stock options and restricted stock under the plan. Additional members of management are eligible to receive equity-based awards. Option grants consist of “time options”, which vest and become exercisable in annual installments over a five-year period from the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. Upon the occurrence of a “change in control” (as defined in the plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is 10 calendar years after the date of the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. As of July 1, 2006 there were 77,999 options vested under the 2004 Plan and 251,337 unvested and subject to vesting.

Prior to January 1, 2006, the Company applied the intrinsic method under Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” Since all options previously granted to employees were at fair value, no compensation cost was reflected in net income (loss). For the quarter ended and six months ended July 2, 2005, the Company’s pro forma net income (loss) incorporating the stock-based compensation expense provisions under SFAS 123 would not have been materially different than reported net income.

Effective January 1, 2006, the Company adopted SFAS 123R, which requires the recognition of compensation expense related to all equity awards based on the fair values of the awards at the grant date. Prior to the adoption of SFAS 123R, the Company used the minimum value method in its SFAS 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, the Company would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.

On April 4, 2006, the Company declared and paid a special cash dividend of $57.03 per share to the common stockholders of Holdings. In connection with the special cash dividend, on April 4, 2006 the exercise prices of issued and outstanding options as of April 4, 2006 under the 2003 Plan and the 2004 Plan were reduced by an amount equal to the dividend. The 2003 and 2004 Plans and underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the special dividend, and the incremental compensation cost, defined as the difference in the fair value of the modified award immediately before and after the modification, was calculated as zero. As a result of the above modification, all stock option awards previously accounted for under APB 25 will be prospectively accounted for under SFAS 123R. Accordingly, no incremental compensation cost was recognized as a result of the modification.

The Company had granted non-employee awards to certain related parties, as disclosed in Note 17, Related-Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2006 and 2005.

For the three month and six month periods ended July 1, 2006, the Company recognized total compensation expense related to stock options of less than $0.1 million, which is included in selling, general and administrative expenses. As of July 1, 2006 there was no unrecognized compensation cost related to nonvested share based compensation awards granted under the stock plan, as upon modification and the application of the prospective method the shares were determined to have a historical value of zero. During the three month and six month periods ended July 1, 2006 no options have vested.

The following table summarizes stock option activity for Holdings:

	Shares	Weighted - average exercise price
	(Shares in thousands)
Outstanding at December 31, 2005	388	$37.78	*
Granted	—	—
Cancelled	(3)	$39.07
Outstanding at July 1, 2006	385	$37.76
Exercisable at July 1, 2006	132	$35.40

                           *      Weighted average exercise price at December 31, 2005 has been adjusted to reflect the special dividend.

The weighted average remaining contractual life of outstanding options at July 1, 2006 was approximately 8.6 years.

16.                               Business Segments

The Company operates in four reportable segments. During the second quarter, the Company entered into definitive agreements to sell its Jostens Photography businesses, which previously comprised a reportable segment. Accordingly, this segment has been reported as discontinued operations and as a result the number of reportable segments reduced from five to four for all periods presented. The four reportable segments consist of the following:

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

Educational Textbook segment, which does business under the Von Hoffmann name, produces four-color case-bound educational textbooks.

The following table presents information of Holdings by business segment:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
In thousands	2006	2005	2006	2005
Net sales
Jostens Scholastic	$129,854	$139,614	$264,237	$263,194
Jostens Yearbook	254,339	244,266	262,634	252,238
Marketing and Publishing Services	120,695	111,653	242,370	239,409
Educational Textbook	46,315	56,316	89,097	100,386
Inter-segment eliminations	(3,128)	(2,262)	(5,122)	(4,706)
	$548,075	$549,587	$853,216	$850,521

Operating income
Jostens Scholastic	$21,742	14,249	$42,555	25,141
Jostens Yearbook	101,724	88,959	87,712	71,973
Marketing and Publishing Services	14,477	11,275	35,343	29,141
Educational Textbook	8,105	9,344	11,857	14,005
	$146,048	$123,827	$177,467	$140,260

Depreciation and amortization
Jostens Scholastic	$6,688	$6,888	$13,984	$15,584
Jostens Yearbook	9,416	10,985	17,975	20,252
Marketing and Publishing Services	5,963	6,764	11,911	13,199
Educational Textbook	2,162	1,908	4,221	3,818
	$24,229	$26,545	$48,091	$52,853

17.                               Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors agreed to provide certain structuring, consulting and management advisory services. Under the agreement, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million and $0.7 million as advisory fees to the Sponsors for the three month periods ended July 1, 2006 and July 2, 2005, respectively. For the six month periods ended July 1, 2006 and July 2, 2005, the Company paid $1.5 million as advisory fees to the Sponsors. The agreement also provides for certain indemnification by the Company of the Sponsors and their affiliates, directors, officers and representatives.

Other

The Company retained Capstone Consulting (“Capstone”) in 2004 to provide consulting services to certain segments primarily to identify and advise on potential opportunities to improve operating efficiencies. During the three months and six months ended July 1, 2006, Capstone did not provide consulting services to the Company. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone, KKR has provided financing to Capstone. In March 2005, an affiliate of Capstone invested $1.3 million in the Company’s Class A

Common Stock and has been granted 13,527 options to purchase Class A Common Stock under the 2004 Stock Option Plan.

18.                               Condensed Consolidating Guarantor Information

As discussed in Note 10, Long-Term Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. On June 30, 2006, the Company consummated the sale of its Jostens Photography businesses in Canada and the United States. As a result, the remaining non-guarantor subsidiaries under the senior secured facilities and 7.625% senior subordinated notes are considered insignificant to the consolidated financial statements of Visant.

19.                               Subsequent Events

On July 20, 2006, the Company completed the sale of Jostens’ headquarters building and an adjacent parcel of vacant land in Bloomington, Minnesota for net proceeds totaling approximately $9.1 million (including a letter of credit for $2.6 million that may be drawn upon the earlier of the occurrence of certain events or the passage of time). Jostens’ executive offices have relocated to leased facilities in Bloomington, Minnesota. The Company expects to record a net gain relating to this transaction in the third quarter.

On July 7, 2006, Visant made an optional pre-payment of $100.0 million on its Term Loan C facility.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by the use of statements that include such words as “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our 2005 Annual Report on Form 10-K and elsewhere in this report.

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

We operate in four reportable segments. During the second quarter, we entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment. Accordingly, this segment has been reported as discontinued operations and as a result the number of reportable segments has been reduced from five to four for all periods presented.  The four reportable segments consist of the following:

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

The price of gold has increased dramatically during the past year and we expect the volatility in the price of gold to continue at least through the balance of the year.  These higher gold prices have impacted, and could further impact, our operating expenses as well as the level of spending by our customers in the Jostens Scholastic segment.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II and DLJ DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest in Holdings and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management.  In connection with the Transactions, approximately $175.6 million of the proceeds were distributed to certain shareholders, and certain treasury stock held by Von Hoffmann was redeemed.  After giving effect to the issuance of equity to additional members of management, as of August 7, 2006, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of the voting interests of Holdings, while each continued to hold approximately 44.6% of the economic interests.  As of August 7, 2006, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interests of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interests.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted SFAS 123R, which requires the recognition of compensation expense related to all equity awards granted, including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three months and six months ended July 1, 2006, we recognized compensation expense related to stock options of less than $0.1 million for both periods.  See Note 15, Share-based Compensation, to the Condensed Consolidated Financial Statements for further discussion and details.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  The new guidance will be effective for us on January 1, 2007.  We are currently studying its provisions to determine the impact, if any, on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended July 1, 2006 Compared to the Three Months Ended July 2, 2005

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 1, 2006 and July 2, 2005.

	Three months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Net sales	$548,075	$549,587	$(1,512)	(0.3)%
Cost of products sold	276,496	294,548	(18,052)	(6.1)%
Gross profit	271,579	255,039	16,540	6.5%
% of net sales	49.6%	46.5%

Selling and administrative expenses	125,641	128,917	(3,276)	(2.5)%
% of net sales	22.9%	23.5%

Transaction costs	—	440	(440)	NM
Special charges	(110)	1,855	(1,965)	NM
Operating income	146,048	123,827	22,221	17.9%
% of net sales	26.6%	22.6%

Interest expense, net	37,417	30,389	7,028	23.1%
Income before income taxes	108,631	93,438	15,193
Provision for income taxes	43,526	38,518	5,008	13.0%
Income from continuing operations	65,105	54,920	10,185	18.5%
Loss from discontinued operations, net of tax	(3,341)	(1,394)	(1,947)	139.7%
Net income	$61,764	$53,526	$8,238	15.4%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 1, 2006 and July 2, 2005.  For additional financial information about our operating segments, see Note 16, Business Segments, to the Condensed Consolidated Financial Statements.

	Three months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Net sales
Jostens Scholastic	$129,854	$139,614	$(9,760)	(7.0)%
Jostens Yearbook	254,339	244,266	10,073	4.1%
Marketing and Publishing Services	120,695	111,653	9,042	8.1%
Educational Textbook	46,315	56,316	(10,001)	(17.8)%
Inter-segment eliminations	(3,128)	(2,262)	(866)	NM
	$548,075	$549,587	$(1,512)	(0.3)%
Operating income
Jostens Scholastic	$21,742	$14,249	$7,493	52.6%
Jostens Yearbook	101,724	88,959	12,765	14.3%
Marketing and Publishing Services	14,477	11,275	3,202	28.4%
Educational Textbook	8,105	9,344	(1,239)	(13.3)%
	$146,048	$123,827	$22,221	17.9%

NM - not meaningful

Net Sales.  Consolidated net sales decreased $1.5 million, or 0.3%, to $548.1 million for the three months ended July 1, 2006 from $549.6 million for the same period in 2005.

The net sales of the Jostens Scholastic segment decreased $9.8 million, or 7.0%, to $129.9 million for the second quarter of 2006 from $139.6 million for the second quarter of 2005. The decrease was primarily attributable to timing, since during the 2005 second quarter Jostens recognized a shift of scholastic net sales from the 2005 first quarter due to production challenges in 2005.  Such a shift did not occur in 2006.  Jostens Yearbook net sales increased $10.1 million, or 4.1%, to $254.3 million for the quarter ended July 1, 2006 compared to $244.3 million in the second quarter of 2005 due to price increases and account growth.

The net sales of the Marketing and Publishing Services segment increased $9.0 million, or 8.1%, to $120.7 million during the second quarter of 2006 from $111.7 million in the second quarter of 2005.  This increase was attributable to higher sales of paper to our customers of approximately $5.2 million as well as higher direct marketing sales.  On June 16, 2006, we acquired the assets of Dixon Direct, which contributed slightly to the net sales of the Marketing and Publishing Services segment for the quarter.

The net sales of the Educational Textbook business decreased $10.0 million, or 17.8%, to $46.3 million in the second quarter of 2006 from $56.3 million in the second quarter of 2005 due to lower sales of paper of approximately $4.4 million as well as lower volume from certain customers.

Gross Profit.  Gross profit increased $16.5 million, or 6.5%, to $271.6 million for the three months ended July 1, 2006 from $255.0 million for the same period in 2005.  As a percentage of net sales, gross profit margin increased to 49.6% for the three months ended July 1, 2006 from 46.5% for the same period in 2005.  The $16.5 million increase in gross profit for the three month period in 2006 was driven by improved diploma business performance in the Jostens Scholastic segment and increased production efficiency in the Jostens Yearbook segment, as well as cost savings realized from synergy programs that benefited all businesses.  In addition, approximately $1.8 million of the increased gross profit related to a reduction in depreciation and amortization expense, most significantly due to a reduction in Jostens purchase accounting amortization compared to the prior year period.  Gross profit improvements in the Jostens Scholastic segment were offset somewhat by higher gold costs in 2006.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $3.3 million, or 2.5%, to $125.6 million for the three months ended July 1, 2006 from $128.9 million in 2005.  As a percentage of net sales, selling and administrative expenses decreased 0.6% to 22.9% for the second quarter of 2006 from 23.5% for the same period in 2005.  The $3.3 million decrease was primarily due to the impact of administrative headcount reductions and various other cost savings realized from synergy programs and lower depreciation and amortization expense.  These savings were partially offset by higher professional fees of $0.5 million.

Special Charges.  During the second quarter of 2006, we recorded a reversal of $0.2 million that related to the 2004 closure of Jostens’ Red Wing facility.  The Marketing and Publishing Services segment recorded $0.1 million of severance costs and related benefits associated with the reduction of eight employees.

During the second quarter of 2005, we recorded $1.9 million of special charges. Jostens Scholastic recorded $1.6 million of severance costs and related benefits associated with a headcount reduction of 19 Jostens Scholastic employees.  The Marketing and Publishing Services and Educational Textbook segments recorded charges of $0.2 million and $0.1 million, respectively, related to severance costs that reduced headcount by four employees.

Operating Income.  As a result of the aforementioned items, consolidated operating income increased $22.2 million, or 17.9%, to $146.0 million for the three months ended July 1, 2006 from $123.8 million in 2005.  As a percentage of net sales, operating income increased to 26.6% for the second quarter of 2006 from 22.6% for the same period in 2005.

Net interest expense.  Net interest expense was comprised of the following:

	Three months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Visant:
Interest expense	$24,617	$23,091	$1,526	6.6%
Amortization of debt discount, premium and deferred financing costs	1,944	3,207	(1,263)	(39.4)%
Interest income	(1,812)	(302)	(1,510)	NM
	24,749	25,996	(1,247)	(4.8)%
Holdings:
Interest expense	7,468	—	7,468	NM
Amortization of debt discount, premium and deferred financing costs	5,200	4,452	748	16.8%
Interest income	—	(59)	59	NM
	12,668	4,393	8,275	188.4%
	$37,417	$30,389	$7,028	23.1%

NM = Not meaningful

Net interest expense increased $7.0 million, or 23.1%, to $37.4 million for the three months ended July 1, 2006 as compared to $30.4 million for the same prior year period.  The increase was due mainly to Holdings’ new 8.75% senior notes as well as the result of higher interest rates on our variable rate term loan debt during the first three months of 2006 compared to the same prior year period.

Income taxes.  We provided income tax provisions based on our best estimate of the consolidated effective tax rates applicable for the entire year.  Based on that estimate, for the three months ended July 1, 2006, we provided income tax provisions at consolidated rates of 40.1% and 39.0% for Holdings and Visant, respectively.  For the comparable three-month period ended July 2, 2005, the effective rates of income tax provision for Holdings and Visant were 41.2% and 40.3%, respectively.

Loss from discontinued operations.  During the second quarter, we entered into definitive agreements to sell our Jostens Photography businesses, which previously was a reportable segment.  The sale closed on June 30, 2006 with us recognizing a $0.2 million net loss on the transaction during the second quarter of 2006.  The operations from this segment resulted in losses of $3.1 million and $1.4 million for the quarters ended July 1, 2006 and July 2, 2005, respectively.

Net Income.  As a result of the aforementioned items, net income increased $8.2 million, or 15.4%, to net income of $61.8 million for the three months ended July 1, 2006 compared to net income of $53.5 million for the same period in 2005.

Six Months Ended July 1, 2006 Compared to the Six Months Ended July 2, 2005

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 1, 2006 and July 2, 2005.

	Six months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Net sales	$853,216	$850,521	$2,695	0.3%
Cost of products sold	450,596	476,903	(26,307)	(5.5)%
Gross profit	402,620	373,618	29,002	7.8%
% of net sales	47.2%	43.8%

Selling and administrative expenses	222,519	227,485	(4,966)	(2.2)%
% of net sales	26.1%	26.7%

Transaction costs	—	1,324	(1,324)	NM
Special charges	2,634	4,549	(1,915)	NM
Operating income	177,467	140,260	37,207	26.5%
% of net sales	20.8%	16.4%

Interest expense, net	68,395	60,872	7,523	12.4%
Income before income taxes	109,072	79,388	44,730
Provision for income taxes	43,029	32,469	10,560	32.5%
Income from continuing operations	66,043	46,919	19,124	40.8%
Loss from discontinued operations, net of tax	(5,415)	(3,922)	(1,493)	38.1%
Net income	$60,628	$42,997	$17,631	41.0%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 1, 2006 and July 2, 2005.  For additional financial information about our operating segments, see Note 16, Business Segments, to the Condensed Consolidated Financial Statements.

	Six months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Net sales
Jostens Scholastic	$264,237	$263,194	$1,043	0.4%
Jostens Yearbook	262,634	252,238	10,396	4.1%
Marketing and Publishing Services	242,370	239,409	2,961	1.2%
Educational Textbook	89,097	100,386	(11,289)	(11.2)%
Inter-segment eliminations	(5,122)	(4,706)	(416)	NM
	$853,216	$850,521	$2,695	0.3%
Operating income
Jostens Scholastic	$42,555	$25,141	$17,414	69.3%
Jostens Yearbook	87,712	71,973	15,739	21.9%
Marketing and Publishing Services	35,343	29,141	6,202	21.3%
Educational Textbook	11,857	14,005	(2,148)	(15.3)%
	$177,467	$140,260	$37,207	26.5%

NM - not meaningful

Net Sales.  Consolidated net sales increased $2.7 million, or 0.3%, to $853.2 million for the six months ended July 1, 2006 from $850.5 million for the same period in 2005.

The net sales of the Jostens Scholastic segment increased $1.0 million, or 0.4%, to $264.2 million for the first six months of 2006 from $263.2 million for the first six months of 2005. The increase was primarily attributable to higher revenue from jewelry, offset by lower diploma sales due to timing of production.  Jostens Yearbook net sales increased $10.4 million, or 4.1%, to $262.6 million for the six months ended July 1, 2006 compared to $252.2 million in the six months ended July 2, 2005 due to price increases and account growth.

The net sales of the Marketing and Publishing Services segment increased $3.0 million, or 1.2%, to $242.4 million during the six-month period ended July 1, 2006 from $239.4 million in the same period of 2005.  This increase was primarily attributable to higher sales of paper to customers of approximately $3.6 million, while higher sales of direct marketing materials were offset by lower sampling sales during the period.

The net sales of the Educational Textbook business decreased $11.3 million, or 11.2%, to $89.1 million in the first six months of 2006 from $100.4 million in the first six months of 2005 due to lower sales of paper of approximately $3.9 million as well as lower sales volume to certain customers.

Gross Profit.  Gross profit increased $29.0 million, or 7.8%, to $402.6 million for the six months ended July 1, 2006 from $373.6 million for the same period in 2005.  As a percentage of net sales, gross profit margin increased to 47.2% for the six months ended July 1, 2006 from 43.8% for the same period in 2005.   The $29.0 million increase primarily related to improved diploma business performance in the Jostens Scholastic segment and improved production efficiencies in the Jostens Yearbook segment, as well as cost savings realized from synergy programs that benefited all businesses.  Approximately $4.0 million of the improvement related to a reduction in depreciation and amortization expense, most significantly due to a reduction in Jostens’ purchase accounting amortization compared to the prior year period.   Gross profit improvements were offset somewhat by higher gold costs in 2006.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $5.0 million, or 2.2%, to $222.5 million for the six months ended July 1, 2006 from $227.5 million in 2005.  As a percentage of net sales, selling and administrative expenses decreased 0.6% to 26.1% for the first six months of 2006 from 26.7% for the same period in 2005.  The $5.0 million decrease was primarily due to the impact of administrative headcount reductions and various cost savings realized from synergy programs as well as lower depreciation and amortization expense.

Special Charges.  For the six months ended July 1, 2006, we recorded $2.6 million of special charges. These special charges included $0.1 million related to Jostens Scholastic, less than $0.1 million related to Jostens Yearbook, and $0.2 million related to the Marketing and Publishing Services segment for severance costs and related benefits.  Headcount reductions associated with these activities were eight for Jostens Scholastic, two for Jostens Yearbook, and 11 for Marketing and Publishing Services. Additionally, we recognized an impairment loss of $2.3 million related to the pending sale of our Jostens headquarters building.

For the six months ended July 2, 2005, we incurred $4.5 million of special charges, including $3.1 million for Jostens Scholastic and $0.4 million for Jostens Yearbook associated with severance costs and related benefits resulting from the reduction in headcount of 37 Jostens Scholastic and four Jostens Yearbook employees.  We recorded severance charges of $0.5 million related to the reduction of Marketing and Publishing Services segment personnel as well as $0.3 million of costs related to a withdrawal liability under a union retirement plan that is payable in connection with the consolidation of certain operations.  Additionally, we recorded $0.2 million of special charges related to the personnel reduction in the Educational Textbook segment.

Operating Income.  As a result of the aforementioned items, consolidated operating income increased $37.2 million, or 26.5%, to $177.5 million for the six months ended July 1, 2006 from $140.3 million in 2005.  As a percentage of net sales, operating income increased to 20.8% for the first six months of 2006 from 16.4% for the same period in 2005.

Net interest expense.  Net interest expense was comprised of the following:

	Six months ended
	July 1,	July 2,
In thousands	2006	2005	$ Change	% Change
Visant:
Interest expense	$49,215	$45,863	$3,352	7.3%
Amortization of debt discount, premium and deferred financing costs	3,888	7,158	(3,270)	(45.7)%
Interest income	(2,184)	(877)	(1,307)	NM
	50,919	52,144	(1,225)	(2.3)%
Holdings:
Interest expense	7,468	—	7,468	NM
Amortization of debt discount, premium and deferred financing costs	10,015	8,806	1,209	13.7%
Interest income	(7)	(78)	71	NM
	17,476	8,728	8,748	100.2%
	$68,395	$60,872	$7,523	12.4%

NM = Not meaningful

Net interest expense increased $7.5 million, or 12.4%, to $68.4 million for the six months ended July 1, 2006 as compared to $60.9 million for the same prior year period.  The increase was due mainly to Holdings’ new 8.75%

senior notes as well as the result of higher interest rates on our variable rate term loan debt during the first six months of 2006 compared to the same prior year period.  This was partially offset by lower average term loan debt outstanding and an increase in interest income of $1.2 million resulting from a tax refund received by Jostens.

Income taxes.  For the six-month period ended July 1, 2006, the effective tax rates for continuing operations were 39.5% and 38.5% for Holdings and Visant, respectively, as a result of applying the estimated consolidated effective tax rates and reducing the deferred tax valuation allowance by $0.6 million during the first quarter.  For the comparable six-month period ended July 2, 2005, the effective income tax rates for continuing operations for Holdings and Visant were 40.9% and 40.1%, respectively.

During April 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001. The Company received a Federal refund of approximately $7.6 million, including $1.2 million of interest. A substantial portion of the tax refund represents a reduction of goodwill.  The reduction of goodwill for the six months ended July 1, 2006 of $4.7 million is attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May of 2000.

During the quarter ended July 1, 2006, the Company further reduced its deferred tax valuation allowance by $5.7 million because the Company estimates that as a result of the sale of Jostens Photography businesses, $4.1 million of tax benefit attributable to foreign tax credit carryforwards will be realized and $1.6 million of tax benefit attributable to capital loss carryforwards will be realized.  The effect of these changes in the deferred tax valuation allowance has been included in the net loss from Discontinued Operations.

Loss from discontinued operations.  During the quarter ended July 1, 2006, we entered into definitive agreements to sell our Jostens Photography businesses, which previously was a reportable segment.  The sale closed on June 30, 2006 with us recognizing a $0.2 million net loss on the transaction for the six months ended July 1, 2006.  Operations for the Jostens Photography businesses resulted in losses of $5.2 million and $3.9 million for the six months ended July 1, 2006 and July 2, 2005, respectively.

Net Income.  As a result of the aforementioned items, net income increased $17.6 million, or 41.0%, to net income of $60.6 million for the six months ended July 1, 2006 compared to net income of $43.0 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first six months of fiscal 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
	July 1,	July 2,
In thousands	2006	2005
Net cash provided by operating activities	$101,039	$54,765
Net cash provided by (used in) investing activities	16,652	(30,093)
Net cash used in financing activities	—	(97,094)
Effect of exchange rate change on cash	91	5
Net change in cash and cash equivalents	$117,782	$(72,417)

For the six months ended July 1, 2006, operating activities generated cash of $101.0 million compared with cash generated by operating activities of $54.8 million for the same prior year period.  The $46.3 million increase related to increased earnings and the reduction of working capital levels for the six months ended 2006 compared to the same prior year period.  Included in the cash flows from operating activities is cash used in discontinued operations of $12.4 million and $6.8 million for the six-month periods ended July 1, 2006 and July 2, 2005, respectively.  Consequently, the cash provided by continuing operations was $113.4 million and $61.5 million for the first six months of 2006 and 2005, respectively.

Net cash provided by investing activities for the six months ended July 1, 2006 was $16.7 million, compared with $30.1 million used in investing activities for the comparable 2005 period.  The $46.7 million increase related to proceeds of $64.1 million from the sale of the Jostens Photography businesses offset by the acquisition of the assets of  the Dixon operations for $13.1 million (subject to working capital adjustments).

During the six months ended July 1, 2006, financing activities consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes with $9.3 million used for debt financing costs related to the notes and a distribution to Holdings’ stockholders of $340.7 million.  Therefore, there was no net cash provided by or used in financing activities in the first half of 2006.  During the first six months of 2005, cash used in financing activities was $97.1 million, which was comprised of debt prepayments of $103.5 million offset by $5.9 million from proceeds of equity investments by certain members of management.

During the second quarter ended July 1, 2006, Visant transferred approximately $4.8 million of cash to Holdings to allow Holdings to make a scheduled interest payment related to the $350 million 8.75% Senior Notes due 2013.  This is reflected in Visant’s condensed consolidated balance sheet as a return of capital and presented in the condensed consolidated statement of cash flows as a distribution to shareholder.  These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of July 1, 2006, we had cash and cash equivalents of $138.5 million.  Our principal sources of liquidity are cash flows from operating activities and borrowings under Visant’s senior secured credit facilities, which included $221.9 million available under Visant’s revolving credit facility as of July 1, 2006.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.  In early July 2006, we used our excess cash to make an additional prepayment on our term loan debt of $100 million.

As of July 1, 2006, we were in compliance with all covenants under our material debt obligations.

Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our future liquidity needs for the next 12 months.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended July 1, 2006.  For additional information, refer to Item 7A of our 2005 Form 10-K.

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

During the quarter ended July 1, 2006, there have been no changes in our internal controls over financial reporting in connection with the above described evaluation that materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The following were developments during the three months ended July 1, 2006 of material pending legal proceedings to which we or any of our subsidiaries are a party.

In early May 2006, the Court of Appeal of the State of California affirmed the trial court’s judgment in favor of Jostens in previously pending litigation, as described in Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

The order became final at the beginning of July 2006, subsequent to the end of the second quarter.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors during the quarter ended July 1, 2006.  For additional information, refer to Item 1A of our 2005 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

(a)                                  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: August 11, 2006	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: August 11, 2006	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 11, 2006	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer

Date: August 11, 2006	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(Chief Accounting Officer)