Form 10-K
period 2006-12-30
VISANT HOLDING CORP; VISANT CORP
filed 2007-03-28
CIK 1277021, 1308085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number	Exact Name of Registrant as Specified in its Charter; State of Incorporation; Address of Principal Executive Offices; and Telephone Number, Including Area Code	I.R.S. Employer Identification No.

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)
357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
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

Yes ☒   No ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 12, 2007, there were 5,976,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Documents incorporated by reference: None

Visant Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of the Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”). Unless the context indicates otherwise, any reference in this report to the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors and elsewhere in this report.

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

•                  the outcome of litigation;

•                  our dependency on the sale of school textbooks;

•                  control by our stockholders;

•                  Jostens, Inc.’s reliance on independent sales representatives;

•                  the failure of our sampling systems to comply with U.S. postal regulations; and

•                  the textbook adoption cycle and levels of government funding for education spending.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, any reference in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp. together with Visant Corporation (“Visant”) and its consolidated subsidiaries, (2) ”Jostens” refers to Jostens, Inc. and its subsidiaries, (3) ”Von Hoffmann” refers to Von Hoffmann Holdings Inc. and its subsidiaries, (4) ”Arcade” refers to AHC I Acquisition Corp. and its subsidiaries, and (5) “Dixon” refers to Dixon Direct Corp.  All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

ITEM 1.                    BUSINESS

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

On June 8, 2006, the Company entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment. The transactions closed on June 30, 2006. The discontinued operations of the Jostens Photography businesses are excluded from the consolidated financial statements retrospective from the date of disposition (see Note 6, Discontinued Operations, to our Consolidated Financial Statements).

On June 16, 2006, the Company acquired, through a wholly owned subsidiary, substantially all of the assets and assumed certain liabilities of the Dixon Web operation of the Sleepeck Printing Company, a provider of innovative marketing services and products located in Dixon, Illinois. At the time of acquisition, the name of the business was changed to Dixon Direct Corp. The results of Dixon’s operations have been included in the consolidated financial statements since that date (see Note 5, Acquisitions, to our Consolidated Financial Statements).

On September 8, 2006, a newly formed subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of the Vertis, Inc. fragrance sampling business.  The acquired business currently operates under the Arcade Marketing name. The acquisition was a strategic step to continue to expand the Company’s Marketing and Publishing Services segment, which services the fragrance, cosmetic, personal care and other consumer product market segments.  The results of these acquired operations have been included in the consolidated financial statements since that date (see Note 5, Acquisitions, to our Consolidated Financial Statements).

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale.  On January 3, 2007, the Company entered into a Stock Purchase Agreement (the “Von Hoffmann Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  This sale is subject to regulatory approval and is pending based on ongoing regulatory review through a second request by the Federal Trade Commission.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented (see Note 6, Discontinued Operations, to our Consolidated Financial Statements).

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff will operate as a direct subsidiary of Visant under the Neff brand name and its results will be reported together with the results of the Jostens scholastic operations as the renamed Scholastic segment.

Our three reportable segments as of December 30, 2006 consist of:

•                  Jostens Scholastic—provides services related to the marketing, sale and production of class rings, graduation products and other scholastic products;

•                  Jostens Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks; and

•                  Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

For additional financial and other information about our operating segments, see Note 18, Business Segments, to our Consolidated Financial Statements included elsewhere herein.

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

Jostens’ operations are reported in two segments: (1) Jostens Scholastic and (2) Jostens Yearbook.

Jostens Scholastic.   Jostens is one of the leading providers of services related to the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements and graduation-related accessories.  Jostens Scholastic primarily serves U.S. high schools, colleges, universities and other specialty markets, marketing and selling its products to students and administrators through independent sales representatives.  Jostens provides a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization.  Jostens also provides ongoing warranty service on its class and affiliation rings.  Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time.  In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets.

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

Marketing and Publishing Services

The Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segment, and innovative, highly personalized products primarily targeted at the direct marketing sector.  We are also a leading producer of supplemental materials and related components such as decorative covers and plastic transparencies for educational publishers.  With over a 100-year history as Arcade Marketing, we pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services.  Our personalized imaging capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Competition

Jostens

The school-related affinity products and services industry consists principally of four national manufacturers and a number of smaller regional and niche competitors. The four national competitors in the sale of yearbooks, class rings and scholastic products are Jostens, American Achievement Corporation, Herff Jones, Inc. and Walsworth Publishing Company.  We believe that Jostens is the largest of the national competitors in yearbooks, class rings and graduation products based on the number of schools served.  American Achievement and Herff Jones are the only other national manufacturers that sell each of these three product lines.

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

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc. and a number of smaller competitors in the fragrance and cosmetic sampling market. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products.  Our direct mail products and services compete with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers.  We compete primarily with Coral Graphics Services, Inc. and Phoenix Color Corporation in the sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales tied primarily to the North American school year.  We recorded approximately 40% of our annual net sales for our continuing operations fiscal 2006 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter.  Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters.  These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility.  To manage the risk associated with changes in the prices of precious metals, Jostens may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  The price of gold has increased dramatically during the past year, and we expect the volatility in the price of gold to continue.  These higher gold prices have impacted, and could further impact, our operating expenses as well as the level of spending by our customers.  Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink, and adhesives.  Paper costs generally flow through to the customer as paper is ordered for specific jobs.  The Company does not take significant commodity risk on paper.  Our sampling system business utilizes specific grades of paper and foil laminates, which are, respectively, purchased from a limited number of suppliers.

Matters pertaining to our market risks are set forth below in Item 7A-”Quantitative and Qualitative Disclosures about Market Risk.”

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement.  However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year.  Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final.  Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our yearbook and scholastic businesses, was $393.6 and $370.7 million as of the end of 2006 and 2005, respectively. We expect most of the 2006 backlog to be confirmed and filled in 2007.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.  Compliance with such laws and regulations have become more stringent and, accordingly, more costly over time.

As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000.  As of December 30, 2006, Jostens had made payments totaling $8.0 million for remediation at this site.  During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site.  Jostens has certain ongoing monitoring obligations.  We do not expect the cost of such ongoing monitoring to be material.  While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses.  We also have trademarks registered in the United States and in jurisdictions around the world.  In particular, we have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products used in our sampling systems and direct mail businesses and we have submitted patent applications for certain other manufacturing processes and products.  However, many of our sampling system and direct mail manufacturing processes and products are not covered by any patent or patent application.  As a result, our business may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us. We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

Our company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future covering results of its research.  Pending patent applications filed by us may not result in patents being issued.  Furthermore, the patents that we use in our sampling system and direct marketing businesses will expire over time.  Similarly, patents now or hereafter owned by us may not afford protection against competitors with similar or superior technology.  Our patents may be infringed upon, designed around by others, challenged by others or held to be invalid or unenforceable.

Employees

As of December 30, 2006, we had approximately 5,096 full-time employees (excluding the 1,469 employees employed at our discontinued operations). As of December 30, 2006, approximately 702 of Jostens’ employees were represented under two collective bargaining agreements that expire in June and August of 2007, and approximately 379 employees from our Marketing and Publishing Services business were represented under three collective bargaining agreements. These collective bargaining agreements expire at various times between March 2008 and March 2012.  We also have 263 employees in our discontinued operations covered under three collective bargaining agreements that expire between September and November 2009.

The Company will engage in negotiating a first collective bargaining agreement covering approximately 140 employees at our Pennsauken, New Jersey location, following an election at the facility in February 2007.

We consider our relations with our employees to be satisfactory.

International Operations

Our foreign sales from continuing operations are derived primarily from operations in Canada and Europe.  Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our businesses.

ITEM 1A.   RISK FACTORS

The Company’s consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all these risks.

Risks Relating to Our Business

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

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives.  We may also decide to alter or discontinue certain aspects of our business strategy at any time.  Any failure to successfully implement our business strategy may adversely affect our business, financial condition and results of operations and thus our ability to service our indebtedness, including our ability to make principal and interest payments on our indebtedness.

We may not be able to continue to realize all of our expected cost savings and benefits from the Transactions.

Our original business plan anticipated net potential annualized cost savings of between $22 million and $30 million, with the cost to implement such plan being approximately $10 million. Our cost savings have been realized primarily through procurement initiatives aimed at reducing the costs of materials and services, such as logistics and energy, used in our operations and reducing corporate and administrative expenses.  The scope of our cost savings plan is broad and significant and may cause losses to our business that we cannot predict. A variety of factors could cause us not to continue to realize the annual benefits of the savings plan, including our inability to continue to obtain lower raw material prices. Our inability to continue to realize cost savings could adversely affect our business, financial condition and results of operations.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms, and future acquisitions and dispositions may be disruptive.

As part of our business strategy, we may continue to pursue strategic acquisitions and dispositions to leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions involve a number of risks and present financial, managerial and operational challenges, including:

•                  diversion of management attention from existing businesses;

•                  difficulty with integration of personnel and financial and other systems;

•                  increased expenses, including compensation expenses resulting from newly hired employees;

•                  regulatory challenges; and

•                  potential disputes with the sellers of acquired businesses, technologies, services or products or with the buyers of disposed businesses.

Our ability to continue to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any of the businesses that we have acquired or invested in have problems or liabilities of which we are not aware.  We may not be able to continue to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result.

We are subject to competition.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. Because of substantial resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, with respect to our existing product lines and new products we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or result in pricing pressures. Additionally, increases in competition could have an adverse effect on our business, financial condition and results of operations. To maintain a competitive advantage, we may need to make increased investment in product development, manufacturing capabilities and sales and marketing.

The seasonality of our industries could have a material adverse effect on our business, financial condition and results of operations.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for our continuing operations for fiscal 2006 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.  Net sales of textbooks are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The college textbook market is also seasonal with the majority of textbook sales occurring during June through August and November through January. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.  Our textbook business is currently presented as discontinued operations.

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

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

Our sampling system business is dependent on a limited number of customers. Our top five customers in our sampling system business represented approximately 9% of our net sales for 2006 in this business. We do not generally have long-term contracts for committed volume with any of these customers.  We may be required by some customers to qualify our sampling system manufacturing operations under specified supplier standards. If we are unable to qualify under a supplier’s standards, the customer may not continue to purchase sampling systems from us. An adverse change in our relationship with any of our significant sampling system customers could have a material adverse effect on the business, financial condition and results of operations of our sampling system business.

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

Our textbook business, currently presented as discontinued operations, is also particularly dependent on a limited number of customers.  Customers in our educational textbook business include, among others, many autonomous divisions of the four major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. We do not have long-term contracts for committed volume with any of these publishers, who together accounted for a material portion of our textbook net sales. Accordingly, our ability to retain or increase our business with these customers depends upon our relationships with each customer’s divisional managers and senior executives. Any cancellation, deferral or significant reduction in product sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The price of gold increased dramatically during 2006 and we anticipate continued volatility in the price of gold for the foreseeable future.  From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand.  Higher gold prices have impacted, and could further impact, our operating expenses as well as the level of spending by our customers. Our Marketing and Publishing Services business primarily use paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials is affected by numerous factors beyond our control. These factors include:

•                  the level of consumer demand for these materials;

•                  the supply of these materials;

•                  foreign government regulation and taxes;

•                  market uncertainty;

•                  environmental conditions in the case of paper; and

•                  political and worldwide economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers. Therefore, significant fluctuations in prices for gold, paper products or precious, semiprecious and synthetic stone and other materials could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers for certain of our raw materials. For example, Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed to any significant extent, particularly during periods of peak demand for rings, Jostens’ business would suffer. We may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which accounted for a substantial portion of net sales from our sampling system business for fiscal 2006, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have a written supply agreement in place.  A loss of this supply of paper and a resulting possible loss of our competitive advantage could have a material adverse effect on our sampling system business, financial condition and results of operations to the extent that we are unable to obtain the specific paper or in sufficient quantity from other suppliers or elsewhere. Moreover, certain of our primary label sampling systems, including ScentSeal®, LiquaTouch®, BeautiSeal® and BeautiTouch® products, utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A loss of supply could have a material adverse effect on our business, financial condition and results of operations and competitive advantage.

Our educational textbook business, currently presented as discontinued operations, generally does not have long-term contracts with any of its raw material suppliers. Therefore, these suppliers may not continue to provide raw materials at attractive prices, or at all, or we may not be able to obtain raw materials in the future from these or other providers on favorable terms and on the scale and within the time frames required.

Certain of our businesses, primarily our educational textbook business, are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time.  Unanticipated higher prices could impact our operating expenses.

Any failure to obtain raw materials for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, financial condition and results of operations.

Changes in Jostens’ relationships with its independent sales representatives may adversely affect our business, financial condition and results of operations.

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days notice from the end of the current contract year. Jostens’ sales representatives can terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant loss of its independent sales representatives, it could have a material adverse effect upon our business, financial condition and results of operations.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations.   We are also increasingly dependent on our information technology systems for our e-commerce efforts.  We may not be able to enhance existing information systems or implement new information systems that can integrate successfully our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating the systems. In addition, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to license certain proprietary software in certain cases and the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial and billing information systems at our businesses could have an adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

Our capital expenditure requirements have primarily related to our Jostens business and our educational textbook business, currently presented as discontinued operations. Additionally, we are required to invest capital in order to expand and update our capabilities in certain of our other segments, including our Marketing and Publishing Services segment. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements, including information technology and e-commerce initiatives throughout the Jostens business.  Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to capacity increases and technological improvements to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new technologies, our business, financial condition and results of operations could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet, could result in new distribution channels and new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer preferences and demands, including the use of the Internet. If we fail to anticipate or respond adequately to changes in technology and user preferences and demands or are unable to finance the capital expenditures necessary to respond to such changes, our business, financial condition and results of operations could be materially and adversely affected.

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

Our educational textbook business, currently presented as discontinued operations, is dependent on the Jefferson City, Missouri production facility for the production of four-color case-bound textbooks. Any disruption of production capabilities at this facility for a significant term could lead to the loss of customers during any period during which production is interrupted and adversely affect our business, financial condition and results of operations.

Actions taken by the U.S. Postal Service could have a material adverse effect on our sampling system business.

Sampling products are approved by the U.S. Postal Service, or USPS, for inclusion in subscription magazines mailed at periodical postage rates. USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packets, sachets and blisterpacks, because these competing products cause an increase from periodical postage rates to the higher third-class rates for a magazine’s entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. If the USPS approves other competing types of sampling products for use in subscription magazines without requiring a postal surcharge, or reclassifies our sampling products such that they would incur a postal surcharge, it could have a material adverse effect on our sampling system business, financial condition and results of operations.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of December 30, 2006, we had approximately 5,096 full-time employees (excluding the 1,469 employees employed at our discontinued operations). As of December 31, 2006, approximately 702 of Jostens’ employees were represented under two collective bargaining agreements that expire in June and August of 2007, and approximately 379 employees from our Marketing and Publishing Services business were represented under three collective bargaining agreements. These collective bargaining agreements expire at various times between March 2008 and March 2012.  We also have 263 employees in our discontinued operations covered under three collective bargaining agreements that expire between September and November 2009.

The Company will engage in negotiating a first collective bargaining agreement covering approximately 140 employees at our Pennsauken, New Jersey location, following an election in February 2007.

We may not be able to negotiate labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. In addition, if our other employees were to become unionized, we could experience a further disruption of our operations and/or higher ongoing labor costs, which could adversely affect our businesses, financial condition and results of operations. Given the seasonality of our business, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner.

We are subject to environmental obligations and liabilities that could impose substantial costs upon us and may adversely affect our financial results and our ability to service our debt.

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Compliance with such laws and regulations have become more stringent and, accordingly, more costly over time.

Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing and other activities that have resulted or could result in environmental conditions giving rise to liabilities.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We use a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those of our sampling system and direct mail businesses, which derive a substantial portion of revenue from processes or products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of sampling systems and direct mail products are not covered by any patent or patent application. Furthermore, the patents that we use in our sampling system and direct marketing businesses will expire over time. There is no assurance that ongoing research and development efforts will result in new proprietary processes or products.  Our competitors may independently develop equivalent or superior know-how, trade secrets processes or production methods to those employed by us.

We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in any such litigation, and the results or costs of any such litigation may have a material adverse effect on our business, financial condition and results of operations. The expense involved in protecting our intellectual property in our Marketing and Publishing Services segment, for example, has been and could continue to be significant. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of its outcome.

Our results of operations in our educational textbook business are subject to variations due to the textbook adoption cycle and government funding for education spending.

Our educational textbook business, currently presented as discontinued operations, experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for education spending. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of economic conditions, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook business. Lower than expected sales by us due to the cyclicality of the textbook adoption cycle and pricing pressures that may result during any downturn in the textbook adoption cycle or as a reduction in government funding for education spending could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

Our controlling stockholders, affiliates of KKR and DLJMBP III, may have interests that conflict with other investors.

As a result of the Transactions, we are controlled by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and together with KKR, the “Sponsors”). These investors collectively control our affairs and policies. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of our other investors and debtholders. In addition, these stockholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other investors and debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our stockholders may conflict with those of our debtholders. In that situation, for example, our debtholders might want us to raise additional equity from the Sponsors or other investors to reduce our leverage and pay our debts, while the Sponsors might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp. and Primedia Inc. Further, if they pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

We are dependent upon certain members of our senior management.

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, particularly Marc L. Reisch, our Chairman, President and Chief Executive Officer. The loss of Mr. Reisch’s services or the services of other members of senior management could have a material adverse effect on our company.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business and limit our ability to react to changes in the economy or our industry to remain in compliance with debt covenants and to make payments on our indebtedness.

We are highly leveraged. As of December 30, 2006, our indebtedness was $1,787.4 million, including $16.7 million outstanding in the form of letters of credit.  As of December 30, 2006, Visant had availability of $233.3 million (net of standby letters of credit) under its revolving credit facility.  Our outstanding indebtedness represented approximately 102.7% of our total consolidated capitalization at December 30, 2006.

Our substantial indebtedness could have important consequences. For example, it could:

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

•                  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes; and

•                  place us at a disadvantage to our competitors who have less debt.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under the Visant senior secured credit facilities bears interest at floating rates, initially, at our option, at either adjusted LIBOR plus 2.50% per annum for the U.S. dollar denominated loans under the revolving credit facility and LIBOR plus 2.25% per annum for the Term Loan C facility or the alternate base rate plus 1.50% for U.S. dollar denominated loans under the revolving credit facility and base rate plus 1.25% for the Term Loan C facility (or, in the case of Canadian dollar denominated loans under the revolving credit facility, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50% per annum) and are subject to adjustment based on a pricing grid. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

We may be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes and the credit agreement governing the Visant senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with those restrictions could be substantial. The Visant senior secured credit facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the senior secured credit facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the senior secured credit facilities and (3) up to $100 million of additional indebtedness. As of December 30, 2006, the Visant senior secured credit facilities permitted additional borrowings of up to $233.3 million (net of standby letters of credit of approximately $16.7 million) under the revolving credit facility.

The Visant senior secured credit facilities also allow us to incur additional term loans under the Term Loan C facility or under a new term loan facility, in each case in an aggregate principal amount of up to $300 million, subject to (1) the absence of any default under the senior secured credit facilities before and after giving effect to such loans, (2) the accuracy of all representations and warranties in the credit agreement and security documents for the senior secured credit facilities, (3) Visant’s compliance with financial covenants under the senior secured credit facilities and (4) Visant’s ability to obtain commitments from one or more lenders to make such loans. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. Any additional term loans will have the same security and guarantees as the Term Loan C facility.  All of those borrowings may rank senior to the Visant senior subordinated notes and subsidiary guarantees thereof and any indebtedness incurred by subsidiaries of Holdings would be structurally senior to the debt of Holdings, including outstanding Holdings senior notes and senior discount notes. If new debt is added to our anticipated debt levels, the related risks that we now face, including those described above, could intensify.

Any indebtedness incurred by our subsidiaries would be structurally senior to the Holdings senior notes and the Holdings senior discount notes. If new debt is added to our current debt levels, the related risks that we now face, including those described above, could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

For the year ended December 30, 2006, Visant voluntarily prepaid $100.0 million of scheduled payments under the term loans in its senior secured credit facilities, including all originally scheduled principal payments due under the Term Loan C through most of 2011. Amounts borrowed under the term loans that are repaid or prepaid may not be reborrowed. Our annual payment obligations for 2006 with respect to our existing indebtedness were comprised of approximately $115.1 million of interest payments. Our ability to pay interest on and principal on our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the Visant senior subordinated notes and the Holdings senior notes and senior discount notes, we may have to undertake alternative financing plans, such as refinancing our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt instruments, including the Visant senior secured credit facilities, the indentures governing the Holdings senior notes and senior discount notes and the indenture governing the Visant senior subordinated notes, may restrict us from adopting some of these alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Repayment of our debt, including the Visant term loans, Visant senior subordinated notes and the Holdings senior notes and senior discount notes, is dependent on cash flow generated by our subsidiaries.

 Both Visant and Holdings are holding companies, and all of our assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Visant senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. The Holdings senior notes and senior discount notes are not guaranteed by any of Holdings’ subsidiaries. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. Each of our subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Visant senior subordinated notes and the Holdings senior notes and senior discount notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including Visant term loans, the Visant senior subordinated notes and the Holdings senior notes and senior discount notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Visant senior secured credit facilities and the indentures governing the Holdings senior notes and senior discount notes and the Visant senior subordinated notes contain, and any future indebtedness of ours or of our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to engage in acts that may be in our best long-term interest.

The Visant senior secured credit facilities include financial covenants, including requirements that Visant:

•                  maintain a minimum interest coverage ratio; and

•                  not exceed a maximum total leverage ratio.

The financial covenants in the Visant senior secured credit facilities will become more restrictive over time. In addition, the Visant senior secured credit facilities limit Visant’s ability to make capital expenditures and require that Visant use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in its business to repay indebtedness under them.

The Visant senior secured credit facilities also include covenants restricting, among other things, Visant Secondary Holdings Corp.’s, Visant’s and their subsidiaries’ ability to:

•                  create liens;

•                  incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements) or issue preferred stock;

•                  pay dividends, or make redemptions and repurchases, with respect to capital stock;

•                  prepay, or make redemptions and repurchases, with respect to subordinated indebtedness;

•                  make loans and investments;

•                  engage in mergers, acquisitions, assets sales, sale/leaseback transactions and transactions with affiliates;

•                  change the business conducted by Visant Secondary Holdings Corp., Visant or their subsidiaries; and

•                  amend the terms of subordinated debt.

The indentures relating to the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes also contain numerous covenants including, among other things, restrictions on our and our subsidiaries’ ability to:

•                  create liens;

•                  incur or guarantee indebtedness or issue preferred stock;

•                  pay dividends, or make redemptions and repurchases, with respect to capital stock;

•                  prepay, or make redemptions and repurchases, with respect to subordinated indebtedness;

•                  make loans and investments;

•                  engage in mergers, acquisitions, asset sales and transactions with affiliates; and

•                  create limitations on the ability of subsidiaries to make dividends or distributions.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in the Visant senior secured credit facilities would result in a default under the Visant senior secured credit facilities. If any such default occurs, the lenders under the Visant senior secured credit facilities may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require Visant to apply all of its available cash to repay these borrowings, any of which would result in an event of default under the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. The lenders under the senior secured credit facilities will also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the Staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.                    PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)		Approximate Sq. Ft.	Interest
Scholastic	Topeka, Kansas	(2)	236,000	Owned
	Laurens, South Carolina		98,000	Owned
	Shelbyville, Tennessee		87,000	Owned
	Unadilla, Georgia	(3)	83,000	Owned
	Greenville, Ohio	(3)	69,000	Owned
	Denton, Texas		56,000	Owned
	Attleboro, Massachusetts		52,000	Owned
	Burnsville, Minnesota		47,000	Leased
	Owatonna, Minnesota		30,000	Owned
	Marysville, Ohio	(3)	16,000	Leased
	Santiago, Dominican Republic	(3)	13,000	Leased
	Winnipeg, Manitoba		13,000	Leased

Jostens Yearbook	Winston-Salem, North Carolina		132,000	Owned
	Clarksville, Tennessee		105,000	Owned
	Visalia, California		96,000	Owned
	State College, Pennsylvania		66,000	Owned
	State College, Pennsylvania		10,900	Leased

Marketing and Publishing Services	Broadview, Illinois		212,000	Owned
	Dixon, Illinois		160,000	Owned
	Pennsauken, New Jersey		145,000	Owned	(3)
	Chattanooga, Tennessee		67,900	Owned
	Baltimore, Maryland		60,000	Leased
	Chattanooga, Tennessee		36,700	Owned
	Chattanooga, Tennessee		29,500	Owned
	New York, New York		12,000	Leased
	Paris, France		4,600	Leased

Discontinued Operations	Jefferson City, Missouri		636,000	Owned
	Owensville, Missouri		450,000	Owned
	Eldridge, Iowa		325,000	Owned
	Arlington Heights, Illinois		47,000	Leased

(1)          Excludes properties held for sale.

(2)          Also houses yearbook production.

(3)          Used in recently acquired Neff operations.

(4)          Includes approximately 31,600 square footage of a leased bindery facility.

We also lease a number of warehouse facilities to support our production.  We maintain Visant’s executive office in leased space in Armonk, New York, and Jostens’ executive office in leased space in Bloomington, Minnesota. In addition, we lease other sales and administrative office space.  In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of our business. In addition, certain of our properties are subject to a mortgage held by Visant’s lenders under its senior secured credit facilities.

ITEM 3.                    LEGAL PROCEEDINGS

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure.  The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports.  Additionally, Customs may impose interest on the loss of revenue, if any is determined.  A review of Jostens’ import practices has revealed that during the relevant period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens’ addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  In a series of communications received from Customs in December 2006, Jostens received a pre-penalty notice that Customs is disputing the validity of Jostens prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate communication was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue).  In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively.  Jostens has elected to continue to address this matter by filing a petition in response to the pre-penalty notice.  This petition was filed in January 2007 disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation.  The penalty proceeding is in the early stages, and it is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for the subject imports.  Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability.  However, Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent on December 22, 2006, a majority of the stockholders approved the sale of Von Hoffmann to R.R. Donnelley & Sons Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock.  As of March 12, 2007, there were 29 stockholders of record of the Holdings Class A Common Stock and one stockholder of record of the Holdings Class C Common Stock.  See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdings.  Holdings beneficially owns 100% of the common stock of Visant.

Visant may from time to time pay cash dividends on its common stock, including to permit Holdings to make required payments relating to its Holdings notes. Each of the senior secured credit facilities and the indenture relating to the Visant notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdings.

Holdings used the net proceeds from its offering of senior notes to fund a dividend paid to its stockholders on April 4, 2006 in the amount of $57.03 per share.  Holdings has paid no other cash dividends on its common stock.  The indentures relating to the Holdings notes generally restrict the payment of dividends by Holdings and Visant on shares of common stock, subject to certain exceptions. Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries.

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act.  For the quarter ended December 30, 2006, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except (a) on November 30, 2006, Holdings granted 2,300 options to purchase Class A Common Stock with an exercise price of $130.45 per share to an employee under the 2004 Stock Option Plan, as amended and restated (the “2004 Plan”); (b) on December 1, 2006, Holdings granted 12,350 options to purchase Class A Common Stock with an exercise price of $130.45 per share to certain employees under the 2004 Plan; and (c) on December 15, 2006, Holdings issued 3,000 shares of restricted Class A Common Stock to one of our officers under the 2004 Plan, in each case in accordance with Section 4(2) of the Securities Act.

ITEM 6.                    SELECTED FINANCIAL DATA

The selected financial data of Holdings set forth below presents the consolidated financial data of Holdings, Arcade and Von Hoffmann after July 29, 2003 as a result of the common ownership of these entities by affiliates of DLJMBP III on such date.  As described in the footnotes herein, certain operations of Von Hoffmann are presented as a discontinued operations for all periods presented.  The selected historical financial data for the successor periods of fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005, the five-month period from July 30, 2003 to January 4, 2004 and for the predecessor periods, including the seven-month period from December 29, 2002 to July 29, 2003 and the fiscal year ended December 28, 2002, has been derived from our audited historical consolidated financial statements.

On July 29, 2003, Jostens was acquired by DLJMBP III through a merger in which Jostens became the surviving company and our wholly-owned subsidiary. As a result of the 2003 Jostens merger, Jostens applied purchase accounting, and a new (successor) basis of accounting began on July 29, 2003. Accordingly, the results of operations of Jostens for periods prior to the acquisition are not comparable to results for subsequent periods.  The financial information for the predecessor periods prior to July 29, 2003 is that of Jostens and its wholly-owned subsidiaries and was prepared using Jostens’ historical basis of accounting.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(Successor)				Jostens, Inc. (Predecessor)
In millions, except for ratios	2006	2005	2004	Five Months 2003	Seven Months 2003	2002
Statement of Operations Data (1):
Net sales	$1,186.6	$1,110.7	$1,051.9	$326.2	$483.5	$702.2
Cost of products sold	587.6	562.2	586.2	201.2	203.0	289.2
Gross profit	599.0	548.5	465.7	125.0	280.5	413.0
Selling and administrative expenses	394.7	389.3	386.2	144.8	185.8	287.2
Gain on disposal of assets	(1.2)	(0.4)	(0.1)	(0.1)	—	—
Transaction costs (2)	—	1.2	6.8	0.2	31.0	—
Special charges (3)	2.4	5.4	11.8	—	—	—
Operating income (loss)	203.1	153.0	61.0	(19.9)	63.8	125.8
Loss on redemption of debt (4)	—	—	31.9	0.4	13.9	1.8
Interest expense, net	149.0	124.8	125.1	51.0	32.0	67.1
Other income	—	—	(1.1)	—	—	—
Income (loss) from continuing operations before income taxes	54.1	28.2	(94.9)	(71.3)	17.9	56.9
Provision for (benefit from) income taxes	15.7	10.5	(34.3)	(21.3)	10.5	25.4
Income (loss) from continuing operations	38.4	17.6	(60.7)	(50.0)	7.4	31.5
Gain (loss) on discontinued operations, net of tax	9.6	19.0	(40.0)	(1.1)	(4.4)	(1.6)
Cumulative effect of accounting change, net of tax	—	—	—	—	4.6	—
Net income (loss)	48.0	36.6	(100.7)	(51.1)	7.6	29.9
Dividends and accretion on redeemable preferred shares	—	—	—	—	(6.5)	(11.7)
Net income (loss) available to common stockholders	$48.0	$36.6	$(100.7)	$(51.1)	$1.1	$18.2

Statement of Cash Flows:
Net cash provided by (used in) operating activities	$162.6	$168.5	$114.1	$103.0	$(6.8)	$55.5
Net cash used in investing activities	(52.6)	(39.1)	(37.9)	(552.3)	(11.9)	(22.8)
Net cash (used in) provided by financing activities	(111.9)	(193.7)	(40.5)	482.3	12.9	(64.8)

Other Financial Data (1):
Ratio of earnings to fixed charges and preferred stock dividends (5)	1.4x	1.2x	—	—	1.5x	1.8x
Depreciation and amortization	$81.6	$87.6	$136.7	$37.3	$13.5	$25.6
Adjusted EBITDA (6)	$291.2	$266.6	$224.6	$58.0	$105.4	$160.9
Capital expenditures	$51.9	$28.7	$37.7	$17.4	$5.8	$22.3

	(Successor)				Jostens, Inc. (Predecessor)
In millions	2006	2005	2004	2003	2003	2002
Balance Sheet Data (at period end):
Cash and cash equivalents	$18.8	$20.7	$85.0	$49.1		$10.9
Property and equipment, net	160.6	137.9	144.9	156.4		60.4
Total assets	2,322.7	2,366.6	2,511.4	2,522.6		327.5
Total debt	1,770.7	1,513.1	1,695.5	1,476.4		589.4
Redeemable preferred stock (7)	—	—	—	—		70.8
Stockholders’ (deficit) equity	(46.4)	255.3	212.3	173.9		(582.5)

(1)          Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of certain Von Hoffmann businesses in December 2006, our Jostens Photography businesses in June 2006 and the exit of Jostens’ Recognition business in December 2001.  See Note 6, Discontinued Operations, to our consolidated financial statements included elsewhere herein.

(2)          For 2005 and 2004, transaction costs represented $1.2 million and $6.8 million, respectively, of expenses incurred in connection with the Transactions.  For the successor period in 2003, transaction costs represent $0.2 million of expenses incurred in connection with the 2003 Jostens merger.  For the predecessor period in

2003, transaction costs represent $31.0 million of expenses incurred in connection with the 2003 Jostens merger.

(3)          For 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of Jostens former corporate office buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs.  For 2005, special charges consisted of restructuring charges of $5.1 million for employee severance related to closed facilities and $0.3 million related to a withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations.  For 2004, special charges consisted of $11.8 million of restructuring charges consisting primarily of severance costs for the termination of senior executives and other employees associated with reorganization activity as a result of the Transactions.

(4)          For 2004, loss on redemption of debt represented a loss of $31.5 million in connection with repayment of all existing indebtedness and remaining preferred stock of Jostens and Arcade in conjunction with the Transactions and a loss of $0.4 million in connection with the repurchase of $5.0 million principal amount of Jostens’ 12.75% senior subordinated notes prior to the Transactions.  For the successor period in 2003, loss on redemption of debt represented a loss of $0.4 million in connection with the repurchase of $8.5 million principal amount of Jostens’ 12.75% senior subordinated notes.  For the predecessor period in 2003, loss on redemption of debt represented a loss of $13.9 million consisting of the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ senior secured credit facility.  For 2002, loss on redemption of debt represented a loss of $1.8 million in connection with the repurchase of $7.5 million principal amount of Jostens’ 12.75% senior subordinated notes.

(5)          For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges.  Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs (and for any period subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) 150, accretion of preferred stock dividends), and the portion of rental expense that we believe is representative of the interest component of rental expense.  For 2004 and the successor period in 2003, earnings did not cover fixed charges by $94.9 million and $71.4 million, respectively.

(6)          Adjusted EBITDA is defined as net income (loss) plus net interest expense, income taxes, and depreciation and amortization, excluding certain non-recurring items.  Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the indentures governing the Visant notes and Holdings notes and our senior secured credit facilities.  As such, Adjusted EBITDA is a material component of these covenants.  Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indentures governing the Visant notes and the Holdings senior notes and senior discount notes would prohibit Holdings and its restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions.  Adjusted EBITDA is not a presentation made in accordance with accounting principles generally accepted in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP.  Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.  Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  The following sets forth a reconciliation of net income (loss) to Adjusted EBITDA:

	(Successor)				Jostens, Inc. (Predecessor)
In millions	2006	2005	2004	Five Months 2003	Seven Months 2003	2002
Net income (loss)	$48.0	$36.6	$(100.7)	$(51.1)	$7.6	$29.9
Interest expense, net	149.0	124.8	125.1	51.0	32.4	67.3
Provision for (benefit from) income taxes	15.7	10.5	(34.3)	(21.4)	8.7	36.2
Depreciation and amortization expense	81.6	87.6	136.8	37.3	14.6	26.9
(Gain) loss on discontinued operations, net of tax(a)	(9.6)	(19.0)	40.0	1.1	—	(1.6)
EBITDA	284.7	240.5	166.9	16.9	63.3	158.7

Transaction costs(b)	—	1.2	6.8	0.2	31.0	—
Special charges(c)	2.4	5.4	11.8	—	—	—
Loss on redemption of debt(d)	—	—	31.9	0.4	13.9	1.8
Jostens diploma incremental costs(e)	—	14.7	—	—	—	—
Gain on disposal of fixed assets(f)	(1.2)	(0.4)	(0.1)	—	—	—
Elimination of purchase accounting(g)	—	—	—	37.7	—	—
Management and advisory fees	3.1	3.0	2.0	2.0	—	—
Cumulative effect of accounting change, net of tax(h)	—	—	—	—	(4.6)	—
Other(i)	2.2	2.2	5.3	0.8	1.8	0.4
Adjusted EBITDA	$291.2	$266.6	$224.6	$58.0	$105.4	$160.9

(a)          For all periods presented, (gain) loss on discontinued operations, net of tax, consists of charges incurred in connection with the closure of Jostens Recognition business, the sale of the Jostens Photography businesses and the sale of the Von Hoffmann businesses, except for The Lehigh Press, Inc. and Precision Offset operations.

(b)         Consists of costs incurred in connection with the October 4, 2004 transactions and the 2003 Jostens merger.

(c)          Consists of restructuring costs incurred for 2006, 2005 and 2004.

(d)         Represents loss on redemption of debt in connection with: (1) for the fiscal year ended December 28, 2002, Jostens’ repurchase of $7.5 million principal amount of Jostens’ 12.75% Senior Subordinated Notes; (2) for the predecessor seven-month period from December 29, 2002 through July 29, 2003, the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ old senior secured credit facility; and (3) for the successor five-month period from July 30, 2003 through January 3, 2004, Jostens repurchased $8.5 million principal amount of Jostens’ 12.75% Senior Subordinated Notes.

(e)          Relates to higher than planned diploma production and delivery costs in connection with the manufacturing inefficiencies resulting from relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain other facilities in 2005.

(f)            Primarily includes gains on the sale of the former Jostens corporate office buildings and Jostens Scholastic’s Red Wing, Minnesota facility.

(g)         Elimination of purchase accounting represents eliminating the write-up in inventory that was recorded in applying purchase accounting, as such inventory was ultimately sold by Jostens during the period.  Jostens had written up the value of its inventory by $37.7 million in connection with the 2003 Jostens merger.

(h)         For the predecessor seven-month period from December 29, 2002 through July 29, 2003, the cumulative effect of accounting change, net of tax, results from Jostens’ revaluation of its preferred stock upon adoption of SFAS 150.

(i)             Consists primarily of consulting fees and certain non-recurring items.

(7)          Liquidation preference of redeemable preferred stock as of the end of 2003 and 2002 was $222.6 million and $86.3 million, respectively.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. You should read the following discussion in conjunction with Item 6, Selected Financial Data, and the consolidated financial statements and related notes included herein.

Presentation

There are no significant differences between the results of operations and financial condition of Visant Corporation (“Visant”) and those of Visant Holding Corp. (“Holdings”) other than Holdings’ senior discount notes, which had an accreted value of $204.2 million and $184.7 million as of December 30, 2006 and December 31, 2005, respectively, including interest, thereon, and the $350.0 million of Holdings’ 8.75% senior notes due 2013 as discussed below.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the transactions, which created a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management.  Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed.  After giving effect to the issuance of equity to additional members of management, as of March 12, 2007, affiliates of KKR and DLJMBP III held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest.  As of March 12, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

These Transactions were accounted for as a combination of interests under common control.

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing market segments.

We sell our products and services to end customers through several different sales channels including independent sales representatives and a dedicated sales forces.  Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality and service and price.

During the fourth quarter of 2005, we disaggregated the Company’s reportable segments, to reflect better our operations following the integration of the companies as a result of the Transactions and the manner in which the chief operating decision-maker regularly assesses the information for decision-making purposes.  During the second quarter of 2006, we entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment.  The transactions closed on June 30, 2006.  Accordingly, this segment has been reported as discontinued operations.  See Note 6, Discontinued Operations, to the consolidated financial statements included elsewhere herein.

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale.  On January 3, 2007, the Company entered into a Stock Purchase Agreement (the “Von Hoffman Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  This sale is subject to regulatory approval and is pending based on ongoing regulatory review through a second request by the Federal Trade Commission.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. (see Note 6, Discontinued Operations, to our consolidated financial statements).

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff will operate as a direct subsidiary of Visant under the Neff brand name and its results will be reported together with the results of the Jostens scholastic operations as the renamed Scholastic segment.

Our three reportable segments as of December 30, 2006 consist of:

•                  Jostens Scholastic—provides services related to the marketing, sale and production of class rings, graduation products and other scholastic products;

•                  Jostens Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks; and

•                  Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

For additional financial and other information about our operating segments, see Note 18, Business Segments, to the consolidated financial statements.

General

We experience seasonal fluctuations in our net sales tied primarily to the North American school year.  We recorded approximately 40% of our annual net sales from our continuing operations for fiscal 2006 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter.  Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality.  The net sales of textbooks are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year.  The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future.  These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons.  The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Our net sales include sales to certain customers for whom we purchase paper.  The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales.  We generally are able to pass on increases in the cost of paper to our customers across most product lines when we realize such increases.

The price of gold has increased dramatically during the past year, and we anticipate continued volatility in the price of gold.  These higher gold prices have impacted, and could further impact, our operating expenses as well as the level of spending by our customers in the Scholastic segment.

Other Transactions

2003 Jostens Merger.   On July 29, 2003, DLJMBP III acquired Jostens through a merger in which Jostens became the surviving company and our wholly-owned subsidiary. Jostens paid $471.0 million to holders of its common stock, warrants and options representing a cash payment of $48.25 per share. Jostens accounted for the merger using the purchase method of accounting. The aggregate purchase price of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the merger. As a result of the merger, Jostens reflected a predecessor period from December 29, 2002 to July 29, 2003 (seven months) and a successor period from July 30, 2003 to January 2, 2004 (five months) in its consolidated financial statements for fiscal 2003.

Restructuring Activity

For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs.  The severance costs and related benefits included $0.1 million for Jostens Yearbook and $0.1 million for Jostens Scholastic.  Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations.  Additionally, headcount reductions related to these activities totaled five, 13 and four employees for Jostens Yearbook, Jostens Scholastic, and Marketing and Publishing Services, respectively.

Restructuring accruals of $1.4 million as of December 30, 2006 and $3.2 million as of December 31, 2005 are included in other accrued liabilities in the consolidated balance sheets.  The accruals as of December 30, 2006 include amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through December 30, 2006, the Company incurred $17.5 million of employee severance costs related to initiatives that began in 2004 (“2004 initiatives”), which affected 254 employees. To date, the Company has paid $16.1 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2006 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 31, 2005	$—	$1,550	$1,682	$3,232
Restructuring charges	981	(651)	(14)	316
Severance paid	(468)	(788)	(913)	(2,169)
Balance at December 30, 2006	$513	$111	$755	$1,379

We expect the majority of the remaining severance related to the 2004, 2005 and 2006 initiatives to be paid during 2007.

Other Factors Affecting Comparability

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31st.

In connection with the relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain of its other facilities, Jostens Scholastic experienced significant manufacturing inefficiencies in 2005.  As a result of its commitment to minimize the impact to its customers, Jostens incurred $14.7 million of costs in an effort to address these manufacturing inefficiencies.  These costs included, in certain cases, providing at Jostens’ cost, temporary diploma covers to meet spring graduation deliveries, which were later replaced with permanent diploma covers, significant expedited freight charges, and other efforts to address customer issues to minimize the long-term impact on customer relationships.

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

Goodwill and Indefinite-Lived Intangible Assets

Under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur.  The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions.  The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.  The impairment testing was completed as of the beginning of our fourth quarter and we believe that there are no indications of impairment.  However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2006 and 2005 totaled approximately $1.2 billion.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax liability together with assessing temporary differences resulting from differing treatment of items such as capital assets for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets.  We must then assess the likelihood that any deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period, and to the extent that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

On a consolidated basis, we have established a tax valuation allowance of $13.4 million as of the end of 2006 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized.  During 2006 we determined that the $0.7 million valuation allowance for capital loss carryovers was no longer required, because we generated capital gains in connection with the sale of property used in continuing operations.   As described in Note 15, Income Taxes, to our consolidated financial statements, we repatriated a total of $33.1 million of earnings from our foreign subsidiaries during 2006.  In connection with those distributions, we realized approximately $2.1 million of tax benefit attributable to foreign tax credit carryforwards which decreased our valuation allowance.  During 2004, as a result of the Transactions, the valuation allowance attributable to accrued interest was reduced by approximately $12.5 million because the related tax benefit was likely to be fully realized.  The valuation allowance was also reduced by approximately $10.7 million because a capital loss carryforward expired at the end of 2004.

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover nearly all of its employees. Jostens also provides certain medical and life insurance benefits for eligible retirees.  Eligible employees from The Lehigh Press, Inc. also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004.  Effective December 31, 2006, this plan closed participation for hourly employees hired after December 31, 2006 and froze the plan for salaried employees.  Based on an announcement made prior to holding the Von Hoffmann businesses as discontinued operations, effective January 1, 2007, eligible plant hourly employees from Von Hoffmann’s Jefferson City location employed as of December 31, 2006 were added to the Jostens defined benefit pension plan, Plan C.  This closed group of employees began  accruing benefits on January 1, 2007.  These employees will no longer participate in the plan following the disposition of Von Hoffmann.

We account for our plans under SFAS No. 87, Employer’s Accounting for Pensions, which requires management to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

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

The following is a summary of the three key assumptions that were used in determining 2006 pension expense, along with the impact of a 1% change in each assumed rate.  Brackets indicate annual pension expense would be reduced.  Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

Assumption	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	5.75%	$(511)	$2,290
Expected return on plan assets	9.50%	$(2,380)	$2,380
Rate of compensation increases (2)	5.60%	$463	$(248)

(1)          A discount rate of 5.75% was used for all plans.

(2)          The average compensation rate was 6.30% and 3.00% for Jostens and The Lehigh Press, Inc., respectively. The weighted average compensation rate for the combined salary-related plans was 5.60%.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal years 2006, 2005 and 2004. In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Holdings			% Change between 2005 and	% Change between 2004 and
In thousands	2006	2005	2004	2006	2005
Net sales	$1,186,604	$1,110,673	$1,051,915	6.8%	5.6%

Gross profit	599,049	548,538	465,746	9.2%	17.8%
% of net sales	50.5%	49.4%	44.3%

Selling and administrative expenses	394,726	389,398	386,198	1.4%	0.8%
% of net sales	33.3%	35.1%	36.7%

Gain on disposal of assets	(1,212)	(387)	(87)	213.2%	344.8%

Transaction costs	—	1,172	6,815	(100.0%)	(82.8%)

Special charges	2,446	5,389	11,799	(54.6%)	(54.3%)

Operating income	203,089	152,966	61,021	32.8%	150.7%
% of net sales	17.1%	13.8%	5.8%

Interest expense, net	149,000	124,794	125,118	19.4%	(0.3%)

Loss on redemption of debt	—	—	31,931	NM	NM

Other income	—	—	(1,092)	NM	NM

Provision for (benefit from) income taxes	15,675	10,524	(34,272)	48.9%	(130.7%)

Income (loss) from discontinued operations, net of tax	9,561	19,001	(40,034)	(49.7%)	(147.5%)

Net income (loss)	47,975	36,649	(100,698)	30.9%	(136.4%)

NM=Not meaningful

Our business is managed on the basis of three reportable segments:  Jostens Scholastic, Jostens Yearbook and Marketing and Publishing Services.  The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal years 2006, 2005 and 2004.  For additional financial information about our operating segments, see Note 18, Business Segments, to the consolidated financial statements.

	Holdings			% Change between 2005 and	% Change between 2004 and
In thousands	2006	2005	2004	2006	2005
Net sales
Jostens Scholastic	$437,630	$424,984	$406,081	3.0%	4.7%
Jostens Yearbook	358,687	348,512	333,621	2.9%	4.5%
Marketing and Publishing Services	390,396	337,388	312,213	15.7%	8.1%
Inter-segment eliminations	(109)	(211)	—	NM	NM
Net sales	$1,186,604	$1,110,673	$1,051,915	6.8%	5.6%

Operating income
Jostens Scholastic	$51,189	$27,069	$27,667	89.1%	(2.2%)
Jostens Yearbook	82,235	66,700	3,006	23.3%	2118.9%
Marketing and Publishing Services	69,665	59,197	30,348	17.7%	95.1%
Operating income	$203,089	$152,966	$61,021	32.8%	150.7%

NM = Not meaningful

With the acquisition of Neff Motivation, Inc. in March 2007, the Jostens Scholastic segment will become known as the Scholastic segment and reflect the results of operations of each of Jostens scholastic and Neff operations.

Year Ended December 30, 2006 Compared to the Year Ended December 31, 2005

Net sales.   Consolidated net sales increased $75.9 million, or 6.8%, to $1,186.6 million from $1,110.7 million in 2005. Our Jostens Scholastic business reported full year 2006 net sales of $437.6 million, an increase of 3.0% over $425.0 million in 2005. This year-over-year increase was primarily attributable to stronger sales of rings and graduation products, as well as price increases. The Jostens Yearbook segment reported full year 2006 net sales of $358.7 million, an increase of 2.9% over $348.5 million in 2005, due to price increases as well as stronger sales volume.

Our Marketing and Publishing Services segment reported 2006 net sales of $390.4 million, an increase of 15.7% over $337.4 million reported in 2005. This growth was primarily attributable to increased direct marketing and sampling volume, acquisitions made during 2006, as well as an increase in company-supplied paper of $5.9 million.

Gross profit.   Gross profit increased $50.5 million, or 9.2%, to $599.0 million for 2006 from $548.5 million for 2005. As a percentage of net sales, gross profit margin increased to 50.5% for 2006 from 49.4% for 2005.  The increased gross profit as a percent of sales was the result of several factors including the following:

•                  improvements in diploma and yearbook production, contributed most significantly;

•                  increased prices for products and services in both Jostens Scholastic and Jostens Yearbook; and

•                  increased operating synergies in all businesses.

These increases in gross profit as a percentage of sales were offset partially by:

•                  increased gold prices in the Jostens Scholastic segment; and

•                  the impact of increased volume in the Marketing and Publishing Services segment, where gross profit margins are historically lower than in the Jostens businesses.

Selling and administrative expenses.   Selling and administrative expenses increased $5.3 million, or 1.4%, to $394.7 million for 2006 from $389.4 million for 2005. As a percentage of net sales, selling and administrative expenses decreased 1.8 % to 33.3% for 2006 from 35.1% for 2005. The increase in expenses was attributed mainly to the following factors:

•                  higher commissions and bonuses in 2006 resulting from the increased sales volume and improved results compared to 2005; and

•                  acquisitions during the year that contributed additional selling and administrative costs in 2006.

These increases were partially offset by:

•                  lower professional fees; and

•                  lower depreciation, mainly relating to the purchase accounting in connection with the 2003 Jostens merger.

Gain on disposal of fixed assets.   Gain on disposal of fixed assets was approximately $1.2 million for 2006, primarily related to the sale of the former Jostens corporate office buildings in Bloomington, Minnesota.  In 2005, gain on disposal of fixed assets was approximately $0.4 million.

Special charges.   For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs.  The severance costs and related benefits included $0.1 million for Jostens Yearbook and $0.1 million for Jostens Scholastic.  Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that was in connection with the consolidation of certain operations.  Additionally, headcount reductions related to these activities totaled five, 13 and four employees for Jostens Yearbook, Jostens Scholastic, and Marketing and Publishing Services, respectively.

During 2005, we incurred $5.4 million of special charges, including $5.1 million related to severance and benefit costs associated with a reduction in personnel of 83 employees and $0.3 million of costs related to a withdrawal liability under a union retirement plan that arose  in connection with the consolidation of certain operations.

Operating income.   As a result of the foregoing, consolidated operating income increased $50.1 million, or 32.8%, to $203.1 million for 2006 from $153.0 million for 2005. As a percentage of net sales, operating income increased to 17.1% for 2006 from 13.8% for 2005.

Net interest expense.   Net interest expense is comprised of the following:

In thousands	2006	2005
Holdings:
Interest expense	$22,739	$2
Amortization of debt discount, premium and deferred financing costs	20,874	18,043
Interest income	(35)	(96)
Holdings interest expense, net	$43,578	$17,949
Visant:
Interest expense	$97,991	$94,437
Amortization of debt discount, premium and deferred financing costs	9,880	13,603
Interest income	(2,449)	(1,195)
Visant interest expense, net	$105,422	$106,845
Interest expense, net	$149,000	$124,794

Net interest expense increased $24.2 million, or 19.4%, to $149.0 million for 2006 as compared to $124.8 million for 2005. The increase was the result of higher average interest rates and additional debt from the $350 million of 8.75% senior notes issued by Holdings in 2006, offset by a $100.0 million principal payment against the Term C loan.

Provision for (benefit from) income taxes.   Our consolidated effective tax rate was 29.0% for 2006 compared with 37.4% for 2005.  For 2006, the tax rate was significantly affected by a $3.0 million decrease in income tax expense due to a decrease in the rate at which we expect deferred tax assets and liabilities to be realized or settled in the future.  The change in rate was required to reflect the effect of the Company’s 2005 state income tax returns which included a complete year’s results of operations for companies it began to include in the fourth quarter of 2004 as a result of the Transactions.  The tax rate was also favorably affected by the domestic manufacturing profits (“DMD”) deduction.  The favorable effect of the DMD was greater in 2006 than in 2005, because the deduction was limited in 2005 by our net operating loss carryforward from 2004.  The tax effect of foreign earnings repatriations in 2006 was unfavorable compared with 2005 due to the effect of the favorable rate of tax provided under the American Jobs Creation Act of 2004.  For 2007, we anticipate a more normalized consolidated effective tax rate between 37% and 38%.

Income from discontinued operations.   During 2006, we consummated the sale of our Jostens Photography businesses, which was previously a reportable segment.  The transactions closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million. Operations for the Jostens Photography businesses resulted in losses of $6.1 million in 2006 and income of $1.0 million for 2005.  This segment typically reported the majority of its earnings in the fourth quarter.

The operations of these businesses, which comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, generated income of $15.7 million and $18.0 million in 2006 and 2005, respectively.  As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale and, accordingly, are currently presented as discontinued operations.

Net income.   As a result of the aforementioned items, net income increased $11.3 million to $48.0 million for 2006 from $36.6 million for 2005.

Year Ended December 31, 2005 Compared to the Year Ended January 1, 2005 (“2004”)

Net sales.   Consolidated net sales increased $58.8 million, or 5.6%, to $1,110.7 million for 2005 from $1,051.9 for 2004. Our Jostens Scholastic segment reported full year 2005 net sales of $425.0 million, an increase of 4.7% over $406.1 million in 2004. This year-over-year increase was primarily attributable to stronger sales of class rings and graduation products as well as price increases. The Jostens Yearbook segment reported full year 2005 net sales of $348.5 million, an increase of 4.5% over the $333.6 million in 2004, due to stronger sales volume as well as price increases.

Our Marketing and Publishing Services segment reported 2005 net sales of $337.4 million, an increase of 8.1% over the $312.2 million reported in 2004.  This increase was primarily attributable to increased direct marketing and sampling volume.

Gross profit.   Gross profit increased $82.8 million, or 17.8%, to $548.5 million for 2005 from $465.7 million for 2004.  As a percentage of net sales, gross profit margin increased 5.1% to 49.4% for 2005 from 44.3% for 2004. The increase in gross profit as a percent of sales was primarily a result of a reduction of approximately $49.9 million in purchase accounting depreciation and amortization relating to Jostens compared to 2004. This amortization was primarily related to order backlog intangible assets associated with the accounting of the purchase of Jostens in July 2003. Excluding the impact of these adjustments, gross margin increased to 42.1% in 2005 from an adjusted gross margin of 41.1% in 2004. This increase was primarily due to margin improvement in Jostens Yearbook production, primarily resulting from pricing increases, offset by the $14.7 million of incremental diploma costs incurred at Jostens Scholastic to address manufacturing inefficiencies as a result of the relocation of Jostens’ diploma operation at its Red Wing, Minnesota manufacturing facility to other facilities.  Gross profit also improved for the Marketing and Publishing Services segment.

Selling and administrative expenses.   Selling and administrative expenses increased $3.2 million, or 0.8%, to $389.4 million for 2005 from $386.2 million for 2004. As a percentage of net sales, selling and administrative expenses decreased 1.6% to 35.1% for 2005 from 36.7% for 2004.  The $3.2 million increase was primarily due to higher selling expenses, offset somewhat by the impact of administrative headcount reductions.

Gain on disposal of fixed assets.  Gain on disposal of fixed assets was approximately $0.4 million for 2005 and less than $0.1 million for 2004.

Special charges.  During 2005, we incurred $5.4 million of special charges including $5.1 million related to severance and benefit costs associated with a reduction in personnel of 83 employees and $0.3 million of costs related to a withdrawal liability under a union retirement plan that was in connection with the consolidation of certain operations. During 2004, we incurred $11.8 million related to severance and benefit costs in connection with restructuring activities at nearly all of our operating units. In 2004, headcount reduction associated with restructuring activities totaled 149 employees.

Operating income.   As a result of the foregoing, consolidated operating income increased $91.9 million, or 150.7%, to $153.0 million for 2005 from $61.0 million for 2004. As a percentage of net sales, operating income increased to 13.8% for 2005 from 5.8% for 2004.

Jostens’ operating income increased $63.1 million, or 205.7%, to $93.8 million for 2005 compared to $30.7 million for 2004. The increase in Jostens’ operating income was primarily a result of approximately $49.9 million less purchase accounting depreciation and amortization than 2004 as well as increased net sales and the implementation of cost reduction initiatives and realization of operating synergies, offset by approximately $14.7 million of costs at Jostens Scholastic to address significant manufacturing inefficiencies.

The Marketing and Publishing Services segment’s operating income increased $28.8 million, or 95.1%, to $59.2 million for 2005 from $30.3 million for 2004, primarily as a result of increased direct marketing and sampling volume, favorable product mix and operating synergies.

Net interest expense.   Net interest expense is comprised of the following:

In thousands	2005	2004
Holdings:
Interest expense	$2	$193
Amortization of debt discount, premium and deferred financing costs	18,043	16,297
Interest income	(96)	(28)
Holdings interest expense, net	$17,949	$16,462
Visant:
Interest expense	$94,437	$67,798
Accrued interest on mandatorily redeemable preferred stock and subordinated exchange debentures	—	34,161
Amortization of debt discount, premium and deferred financing costs	13,603	7,120
Interest income	(1,195)	(423)
Visant interest expense, net	$106,845	$108,656
Interest expense, net	$124,794	$125,118

Net interest expense decreased $0.3 million, or 0.3%, to $124.8 million for 2005 as compared to $125.1 million for 2004.

Provision for (benefit from) income taxes.   Our consolidated effective tax rate was 37.4% for 2005 compared with 36.1% for 2004.  The rate of tax benefit for 2004 was unfavorably affected by nondeductible interest expense.  This effect was largely offset by the reduction of our valuation allowance for accrued high-yield interest, as further described in Note 15, Income Taxes, to our consolidated financial statements.  The 2004 rate of tax benefit was also unfavorably affected by nondeductible transaction costs.

Income from discontinued operations.  During 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. The operations from this segment resulted in income of $1.0 million and $1.9 million for the years ended December 31, 2005 and January 1, 2005, respectively.

The operations of these businesses, which comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, resulted in income of $18.0 million and a loss of $42.0 million for the years ended December 31, 2005 and January 1, 2005, respectively.  As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale and, accordingly, are currently presented as discontinued operations.

Net income (loss).   As a result of the aforementioned items, net income increased $137.3 million to $36.6 million for 2005 from a loss of $100.7 million for 2004.

Liquidity and Capital Resources

The following table presents cash flow activity of Holdings for applicable periods noted below and should be read in conjunction with our consolidated statements of cash flows.

In thousands	2006	2005	2004
Net cash provided by operating activities	$162,626	$168,469	$114,132
Net cash used in investing activities	(52,567)	(39,101)	(37,945)
Net cash used in financing activities	(111,873)	(193,693)	(40,451)
Effect of exchange rate change on cash	(114)	67	116
(Decrease) increase in cash and cash equivalents	$(1,928)	$(64,258)	$35,852

Full Year 2006

In 2006, operating activities generated cash of $162.6 million, compared with cash generated by operating activities of $168.5 million in 2005. The $5.8 million decrease related primarily to higher cash paid for interest in 2006 compared to 2005 related to the Holdings senior notes issued in April 2006.  This decrease was partially offset, however, by increased earnings and decreases in net working capital in 2006 compared to 2005.  Included in the cash flows from operating activities is cash provided by discontinued operations of $35.4 million and $42.2 million for 2006 and 2005, respectively.  Consequently, the cash provided by continuing operations was $127.3 million and $126.2 million for 2006 and 2005, respectively.

Net cash used in investing activities for 2006 was $52.6 million, compared with $39.1 million for 2005. The $13.5 million increase in cash used related to business acquisitions in 2006 of $55.8 million and increased capital expenditures in 2006 of $23.2 million compared to 2005. These increases in spending were partially offset by proceeds of $10.5 million from the sale of property and equipment in 2006 compared to $1.3 million from the sale of property and equipment in 2005 as well as proceeds of $64.1 million in 2006 from the sale of the Jostens Photography businesses.  Included in the cash flows from investing activities is cash used in discontinued operations of $19.1 million and $11.4 million for 2006 and 2005, respectively.  Consequently, the cash used in continuing operations was $33.5 million and $27.7 million for 2006 and 2005, respectively.

Net cash used in financing activities for 2006 was $111.9 million, a decrease of $81.8 million, compared with cash used in financing activities of $193.7 million for 2005. The decrease was related to lower debt repayments during 2006 compared to 2005 as well as lower short-term borrowings during 2006.  During 2006, Holdings issued $350.0 million in senior notes bearing interest at 8.75%, netting proceeds of $340.3 million after transaction costs.  These proceeds were offset by a distribution to stockholders of $340.7 million.  Included in the cash flows from financing activities is cash used in discontinued operations of $0.1 million for 2005.  Consequently, the cash used in continuing operations was $111.9 million and $193.6 million for 2006 and 2005, respectively.

During 2006, Visant voluntarily prepaid $100.0 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term C Loans for 2006 through mid-2011.

As of December 30, 2006, we had cash and cash equivalents of $18.8 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $233.3 million available under Visant’s revolving credit facility as of December 30, 2006. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance. Based upon the current level of operations, we believe that cash flow from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our liquidity needs for the next twelve months. In addition, based on market and other considerations, we may decide to raise additional funds through debt or equity financings. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms.

Full Year 2005

In 2005, operating activities generated cash of $168.5 million, compared with cash generated by operating activities of $114.1 million in 2004. The $54.3 million increase related primarily to increased earnings and lower cash paid for interest in 2005 compared to 2004.  Included in the cash flows from operating activities is cash provided by discontinued operations of $42.2 million in 2005 and cash used in discontinued operations of $15.3 million for 2004.  Consequently, the cash provided by continuing operations was $126.2 million and $98.9 million for 2005 and 2004, respectively.

Net cash used in investing activities for 2005 was $39.1 million, compared with $37.9 million for 2004. The $1.2 million increase related to lower proceeds from asset sales in 2005 compared to 2004. Capital expenditures were $28.7 million in 2005 compared to $37.7 million in 2004.  Included in the cash flows from investing activities is cash used in discontinued operations of $11.4 million in 2005 and cash used in discontinued operations of $6.9 million for 2004.  Consequently, the cash used in continuing operations was $27.7 million and $31.0 million for 2005 and 2004, respectively.

Net cash used in financing activities for 2005 was $193.7 million, an increase of $153.2 million, compared with cash used in financing activities of $40.5 million for 2004. The increase was related to higher debt repayments during 2005 compared to 2004.  Included in the cash flows from financing activities is cash used in discontinued operations of $0.1 million in 2005 and cash used in discontinued operations of $464.3 million for 2004.  Consequently, the cash used in continuing operations was $193.6 million and cash provided by continuing operations was $423.9 million for 2005 and 2004, respectively.

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

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of December 30, 2006:

	Payments due by calendar year
In thousands	Total	2007	2008	2009	2010	2011	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$—	$—	$—	$500,000
10 1/4% senior discount notes	247,200	—	—	—	—	—	247,200
8 3/4% senior notes	350,000	—	—	—	—	—	350,000
Term loans	716,500	—	—	—	—	716,500	—
Operating leases	23,554	4,785	3,847	3,794	2,913	2,600	5,615
Precious metals forward contracts	13,175	13,175	—	—	—	—	—
Minimum royalties	8,566	1,370	1,345	1,345	1,345	1,286	1,875
Pension and other postretirement cash requirements	169,304	13,250	13,892	14,596	15,363	16,284	95,919
Interest expense (1)	843,549	122,488	126,444	152,049	153,840	148,466	140,262
Management agreements (2)	20,742	3,207	3,303	3,402	3,504	3,609	3,717
Contractual capital equipment purchases	9,712	9,712	—	—	—	—	—
Total contractual cash obligations (3)	$2,902,302	$167,987	$148,831	$175,186	$176,965	$888,745	$1,344,588

(1)          Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2006.

(2)          In October 2004, we entered into a management agreement with Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking Partners III, L.P. to provide management and advisory services to us. We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2011.

(3)          Also outstanding as of December 30, 2006 was $16.7 million in the form of letters of credit.

We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. We have substantial debt service requirements.

Visant’s senior secured credit facilities were originally comprised of a $150 million senior secured Term Loan A facility with a six-year maturity, an $870 million senior secured Term C loan facility with a seven-year maturity and a $250 million senior secured revolving credit facility with a five-year maturity. As of year-end 2006, we had $16.7 million of standby letters of credit outstanding.  Visant had repaid the entire outstanding indebtedness under its revolving credit facility as of December 30, 2006.  In 2006, Visant voluntarily prepaid $100.0 million of scheduled payments under the term loan facilities with free cash flow generated from operations. With these pre-payments, the outstanding balance under the Term C Loan facility was reduced to $716.5 million. Amounts borrowed under the term loan facilities that were repaid or prepaid may not be reborrowed. Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.  Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

Borrowings under the senior secured credit facilities initially bear interest at Visant’s option at either adjusted LIBOR plus 2.50% per annum for the U.S. dollar denominated loans under the revolving credit facility and LIBOR plus 2.25% per annum for the Term C Loan Facility or the alternate base rate plus 1.50% for U.S. dollar denominated loans under the revolving credit facility and base rate plus 1.25% for the Term C Loan Facility (or, in the case of Canadian dollar denominated loans under the revolving credit facility, the bankers’

acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50% per annum) and are subject to adjustment based on a pricing grid.

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

On October 4, 2004, Visant issued $500 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 1, 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act. On March 30, 2005, we completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act. The Visant notes are not collateralized and are subordinated in right of payment to the senior secured credit facilities. The senior secured credit facilities and the Visant notes are guaranteed by Visant’s restricted domestic subsidiaries.  Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes may be redeemed at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% in 2010 and thereafter.

On December 2, 2003, Visant Holdings issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 1, 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act for gross proceeds of $150 million. On March 8, 2004, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act. The Holdings discount notes are not collateralized, are structurally subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed. No cash interest accrues on the Holdings discount notes until December 2008, and thereafter cash interest will accrue at a rate of 10.25% per annum. Prior to that time, interest accretes on the Holdings discount notes in the form of an increase in the principal amount of the notes.

At the end of the first quarter of 2006, Holdings privately placed $350.0 million of 8.75% Senior Notes due 2013 (the “Holdings senior notes”), with settlement on April 4, 2006.  On October 10, 2006, we completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act.  The senior notes are unsecured and are subordinated in right of payment to all of Holdings’ existing and future secured indebtedness and that of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness.  Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%.  The Holdings senior notes may be redeemed at the option of Holdings prior to December 1, 2008, in whole or in part, at a price equal to 100% of the principal amount plus a make-whole premium.  The Holdings senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

The indentures governing the Visant notes, the Holdings discount notes and the Holdings senior notes also contain numerous covenants including, among other things, restrictions on our ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of our restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

As of December 30, 2006, the Company was in compliance with all covenants under its material debt obligations.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under Visant’s revolving credit facilities and future refinancings of our debt.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time repurchase debt securities issued by Holdings or Visant, in privately negotiated or open market transactions, by tender offer or otherwise.  No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

For 2006, 2005 and 2004, we had capital expenditures from continuing operations of $51.9 million, $28.7 million and $37.7 million, respectively, primarily for additional capacity, automation, information technology and ongoing maintenance.

On February 9, 2007, Moody’s Investors Service changed the outlook of Holdings from developing to positive.  The outlook change reflects expected improvement in Holdings’ credit profile due to both potential debt repayment with proceeds from the sale of the Von Hoffmann businesses and strong fundamental operating performance. Moody’s also affirmed the B1 corporate family rating and all other ratings for Holdings and Visant.  The B1 corporate family rating reflects our high leverage, somewhat aggressive financial policy and concerns over increasing competition in the direct marketing space. Reference is made to the Moody’s announcements for a full explanation of the factors considered.  A security rating is not a recommendation to buy, sell or hold securities and any rating may be revised or withdrawn at any time by the assigning rating organization.  Each rating should be evaluated independently of any other rating.

Off- Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the agreement, we do not take title to consigned inventory until payment.  Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements.  The value of consigned inventory at December 30, 2006 and 2005 was $16.4 million and $26.1 million, respectively.  The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice.  Additionally, we incurred expenses for consignment fees related to this agreement of $0.6 million for 2006, $0.6 million for 2005 and $0.5 million for 2004.  The obligations under the consignment agreement are guaranteed by Visant.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The new guidance became effective for us on January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently evaluating the provisions of FIN 48 to determine its impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the provisions of SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan on the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us the first fiscal year ending after June 15, 2007.  We are currently evaluating the provisions of SFAS No. 158 to determine the impact, if any, on our financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to clarify consideration of the effects of the prior year errors when quantifying misstatements in current year financial statements.  SAB 108 states that registrants should quantify errors using both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The new guidance is applicable to annual financial statements for fiscal years ending after November 15, 2006.  The Company assessed the effects of the adoption and determined that adopting this pronouncement did not have an impact on the financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities.  If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $6.0 million for 2006, $5.7 million for 2005 and $0.8 million for 2004.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in foreign exchange rates.  We have foreign operations primarily in Canada and Europe, where substantially all transactions are denominated in Canadian dollars and euros, respectively.  Jostens from time to time enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies.  We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies.  The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows.  We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts. We consider our market risk associated with these contracts as of the end of 2006 and 2005 to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

 Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the quarter ended December 30, 2006, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Information required by Items 10 through 14 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K. Information required by Items 10 through 14 with respect to Holdings is described below.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of March 12, 2007.

Name	Age	Position
Marc L. Reisch	51	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	43	Vice President, General Counsel and Secretary, Holdings and Visant
Paul B. Carousso	37	Vice President, Finance, Holdings and Visant
John C. Sorensen	44	Vice President, Treasurer, Holdings and Visant
Michael L. Bailey	51	President and Chief Executive Officer, Jostens Group
John Van Horn	66	Group President, Arcade/Lehigh Direct and President, Chief Executive Officer, Arcade
John R. DePaul	50	Executive Vice President, Von Hoffmann
Richard Johnson	60	Executive Vice President, Von Hoffmann
David F. Burgstahler	38	Director, Holdings and Visant
George M.C. Fisher	66	Director, Holdings and Visant
Alexander Navab	41	Director, Holdings and Visant
Tagar C. Olson	29	Director, Holdings and Visant
Charles P. Pieper	60	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions. Mr. Reisch had been a director of Jostens since November 2003. Immediately prior to joining Holdings and Visant, Mr. Reisch served as a Senior Advisor to KKR. Mr. Reisch was Chairman and Chief Executive Officer of Quebecor World North America between August 1999 and September 2002.  Mr. Reisch has been the Chairman of the Board of Yellow Pages Income Fund since December 2002.

Marie D. Hlavaty served as an advisor to our businesses since August 2004 and joined Holdings and Visant as Vice President, General Counsel and Secretary upon the consummation of the Transactions. Prior to joining Visant, Ms. Hlavaty was Of Counsel with Latham & Watkins LLP from January 2003 until June 2004. Ms. Hlavaty was Vice President, General Counsel and Secretary of Quebecor World Inc. between February 2001 and November 2002.

Paul B. Carousso joined Holdings and Visant in October 2004 as Vice President, Finance. From April 2003 until October 2004, Mr. Carousso held the position of Executive Vice President, Chief Financial Officer, of Vestcom International, Inc., a digital printing company. Prior to holding his position at Vestcom, from August 1999 until September 2002, Mr. Carousso held various accounting and financial reporting positions at Quebecor World North America, last holding the position of Vice President, Controller.

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

John Van Horn served as an advisor to our Arcade/Lehigh Direct businesses since September 2004 and joined us as Group President, Arcade/Lehigh Direct and President and Chief Executive Officer of Arcade upon the consummation of the Transactions. Prior to joining us, Mr. Van Horn held various positions at Quebecor World Inc. since August 1999, last serving as President, Catalog Market of Quebecor World North America.

John R. DePaul joined The Lehigh Press, Inc. in 1979. He held a number of sales and operational positions with Lehigh. Following the acquisition of Lehigh by Von Hoffmann in October 2003, Mr. DePaul was appointed Senior Vice President—Educational Sales. Mr. DePaul assumed the position of Executive Vice President in March 2005, and also has operational responsibility for the Jefferson City, MO and Pennsauken, NJ facilities in addition to his educational sales duties.

Richard Johnson joined Von Hoffmann in March 2005 as Executive Vice President Sales—Commercial Products.  He also has operational responsibility for the Owensville, MO and Eldridge, IA facilities in addition to his sales duties. Prior to joining Von Hoffmann, Mr. Johnson held a number of sales and operational management roles with Quebecor World Inc. in its book division from 1999 to 2004.

David F. Burgstahler is a Partner of Avista Capital Partners, L.P., a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of CS. Mr. Burgstahler joined CS in 2000 when it merged with Donaldson, Lufkin & Jenrette. Mr. Burgstahler joined Donaldson, Lufkin & Jenrette in 1995. Mr. Burgstahler also serves on the board of Warner Chilcott Corporation, WideOpenWest Holdings, Inc. and Bioreliance Acquisition Corp.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher is also the former Chairman of PanAmSat Corporation.  Mr. Fisher currently serves as a director of Eli Lilly and Company and General Motors Corporation. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He was a member of The Business Council and is an elected fellow of the American Academy of Arts & Sciences and of the International Academy of Astronautics. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

Alexander Navab is a Member of KKR. He joined KKR in 1993 and oversees KKR’s North American efforts in media and telecommunications.  Mr. Navab serves on the Investment Committee, as well as the Operating Committee, of KKR.  Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory assignments. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV).

Tagar C. Olson is an Executive at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions.  Mr. Olson is also a director of Capmark Financial Group Inc. and Masonite International Inc.

Charles P. Pieper is an Operating Partner of DLJMBP and a Managing Director of CS. Prior to joining CS in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. Mr. Pieper also previously served as Chairman and Acting CEO of Alliant Foodservice, Inc., Chairman of North American Van Lines and Vice Chairman of Dynatech. Mr. Pieper served as Chairman of the Board of U.S. Office Products Company from March 1998 to March 2001. From April 2000 to April 2002, Mr. Pieper served as Chairman of the Board of Fairchild Dornier Corp. and Chairman of the Supervisory Board of Fairchild Dornier GmbH; Fairchild Dornier filed for bankruptcy in 2002. He also serves as a director of Advanstar Holding Corp. and Grohe AG.

Our Board of Directors

Our Board of Directors is currently comprised of six members. Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005. Under the Stockholders Agreement entered into in connection with the Transactions, KKR and DLJMBP III each has the right to designate four of Holdings’ directors (currently three KKR and two DLJMBP III designees serve on our board) and our Chief Executive Officer and President, Marc Reisch, is Chairman. Our Board of Directors currently has three standing committees—an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chairmanship of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by DLJMBP III consistent with the terms of the Stockholders Agreement.

Audit Committee

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of (1) the integrity of the Company’s financial statements and financial reporting process; (2) the integrity of the Company’s internal controls regarding finance, accounting and legal compliance; and (3) the independence and performance of the Company’s independent auditor and internal audit function. The Audit Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q, and our earnings releases before they are published. The Audit Committee has sole authority to engage, evaluate and replace the independent auditor. The Audit Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Audit Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the Company’s independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Olson (Chairman) and Burgstahler. The Board of Directors has determined that each of the current members qualifies as an “audit committee financial expert” through their relevant work experience. Mr. Olson is an Executive with KKR and Mr. Burgstahler is a Partner of Avista Capital Partners, L.P. None of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

Compensation Committee

The primary duty of the Compensation Committee is to discharge the responsibilities of the Board of Directors relating to compensation practices and policies for the Company’s executive officers and other key employees, as the Committee may determine, to ensure that management’s interests are aligned with the interest of the Company’s equity holders. The Committee also reviews and makes recommendations to the Board of Directors with respect to the Company’s employee benefits plans, compensation and equity based plans and compensation of Directors. The current members of the Compensation Committee are Messrs. Burgstahler (Chairman), Navab, Olson and Pieper.

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Pieper.

Code of Ethics

We have a Code of Business Conduct and Ethics which was adopted to cover the entire Visant organization following the Transactions and which applies to all of our employees, including our Chief Executive Officer, Vice President, Finance and Corporate Controller, our Directors and independent sales representatives. We review our Code of Business Conduct and Ethics and amend it as necessary to be in compliance with current law.  We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code on an annual basis. Any changes to, or waiver (as defined under Item 5.05 of Form 8-K) from, our Code that applies to our Chief Executive Officer, Vice President, Finance or Corporate Controller will be posted on our website. A copy of the Code of Business Conduct and Ethics can be found on our website at http://www.visant.net.

Section 16(a)  Beneficial Ownership Reporting Compliance

Executive officers and directors of Holdings are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers. This compensation discussion also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, long-term equity incentives in the form of stock options and, in certain cases, restricted stock, retirement and other benefits and perquisites, and post-termination severance and acceleration of equity award vesting for named executive officers upon certain termination events and/or a change in control.  Certain other post-termination benefits are provided to our Chief Executive Officer. Our other benefits and perquisites include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other retirement benefits and include reimbursement for certain medical expenses and automobile payments. Our philosophy is to provide a total compensation package at a level that is commensurate with our size and provides incentive and rewards for sustained performance and growth.

Objectives of our Executive Compensation Program

In General. Our compensation programs are designed to achieve the following objectives:

•                  attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•                  provide our executive officers with both cash and equity incentives to further the interests of us and our stockholders;

•                  align reward to measurable performance metrics; and

•                  compensate our executives to manage our business to meet our long-range objectives.

Compensation Process. Our Compensation Committee reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, or CEO. For all other named executive officers, the Committee meets outside the presence of all executive officers except our CEO.  Mr. Reisch annually reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee, other than with respect to his own compensation. The Compensation Committee has from time to time reviewed market and industry data in setting compensation. We do not generally retain outside compensation consultants to review our executive compensation but may do so in the future.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position, and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on an 18-month or longer cycle and increases are based on individual performance as well as the assumption of expanded duties, as applicable. The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table.

The salary of our CEO is set by our Compensation Committee, but in accordance with his employment agreement, will not be less than $850,000 during the term of his employment agreement and any renewal term. The Compensation Committee also approved increases in the annual base salary rate for 2007 for: Mr. Reisch, from $850,000 to $950,000, Mr. Bailey, from $500,000 to $550,000, Mr. Van Horn, from $370,000 to $400,000, and Mr. Carousso, from $240,000 to $260,000. This was the first increase for each of these persons since the time of the October 2004 Transactions.

Annual Performance-Based Cash Incentive Compensation

General.  We provide the opportunity for our named executive officers and other key employeeys to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the growth objectives of our stockholders, and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics, primarily the achievement of EBITDA targets, reflecting our emphasis on financial performance and stockholder return.

Consolidated and business unit budgets which contain annual financial and strategic objectives are developed each year by management and reviewed by the Board of Directors with such changes that are deemed appropriate by the Board of Directors. The budgets set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee.

Award opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting a target, and enhanced opportunity if certain stretch targets are met or to reward individual extraordinary performance or contribution, as determined by the Compensation Committee.  For the last completed fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	100%	$850,000
Paul B. Carousso	50%	$120,000
Marie D. Hlavaty	55%	$179,120
Michael L. Bailey	70%	$350,000
John Van Horn	50%	$185,000

Annual incentive compensation plan awards for our named executive officers and other executives are determined annually following the completion of the annual audit, based on our performance against the approved annual incentive compensation plan targets and taking into account individual performance and contribution. The annual incentive compensation plan award amounts of all executive officers, including the named executive officers, must be reviewed and approved by the Compensation Committee.  Approved payments under the annual incentive plans are made not later than March 15th of the respective year.

2006 Annual Incentive Compensation Plan Awards.  The actual annual incentive payments made to our named executive officers pursuant to our annual incentive compensation plan for the fiscal year ended December 30, 2006 are set forth below in the Summary Compensation Table. For the last completed fiscal year, substantially all of the annual incentive plan payments to the CEO and the other named executive officers were based on the achievement of consolidated or business unit EBITDA targets.  There were no specific individual performance goals for 2006 incentive awards to the named executive officers, but the Compensation Committee, as applicable, took into account individual performance, particularly as pertained to contribution to extraordinary transactions and achievements in 2006 in evaluating payment at or above target.  The Compensation Committee may exercise discretion in determining awards to account for extraordinary achievement and contribution.  Under the annual incentive plans, the Compensation Committee may account for adjustments to performance goals and our reported financial results.  These adjustments may exclude all or a portion of both the positive or negative effect of external non-recurring events that are outside the reasonable control of our executives, including, without limitation, natural disasters, regulatory changes in accounting or taxation standards.  These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, such as restructurings, acquisitions or divestitures.

Other.  Our Compensation Committee reserves the right to grant bonuses from time to time based on extraordinary achievements and contribution which result in measurable and appreciable return for us and our stockholders.

Total Compensation Comparison.  For the last completed fiscal year, annual incentive award payments accounted for approximately 56% of total compensation (base salary and bonus) for our CEO and approximately 43% of total compensation (base salary and bonus) on average for our other named executive officers.

Long-Term Equity Incentives

General.  We offer long-term incentive opportunity to our executives to promote long-term performance and tenure by participation in an equity incentive program, through grants of stock options and restricted stock. Other types of long-term equity incentive compensation may be considered in the future as our business strategy evolves. The equity incentive plan is designed to:

•                  promote our long-term financial interests and growth by attracting and retaining management with the training, experience and ability to enable them to make a substantial contribution to the success of the business;

•                  motivate management by means of growth-related incentives to achieve long range goals; and

•                  further the alignment of interests of participants with those of our stockholders through opportunities for stock-based ownership of our company.

Our Compensation Committee serves as the administrator of the equity incentive program, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans.  Subject to the general parameters of the plans, the Committee has the discretion to fix the terms and conditions of the grants.  Equity is granted at fair market value as determined by the Compensation Committee after evaluation of a fair market valuation conducted by a third party expert on a periodic basis.

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock of Holdings in connection with the Transactions with his or her own personal funds (and in the case of Mr. Bailey, including the roll-over of certain existing equity in Holdings and the investment of a bonus paid to Mr. Bailey in connection with the Transaction).  In turn, the level of award of option grants was made as a multiple of the respective level of investment.  In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with the Company, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity.  No additional equity has been awarded to the named executive officers since their original investments, other than in the case of Mr. Van Horn, who was granted restricted stock in December 2006, none of which will vest until January 2009 (subject to accelerated vesting in the event of Mr. Van Horn’s termination without cause or for good reason, upon a change in control or upon

Mr. Van Horn’s disability or death), in order to recognize and incentivize Mr. Van Horn’s continued tenure, commitment and performance for us.  Mr. Van Horn had not received options at the time of the Transaction in light of what was anticipated to be a more limited period of employment with us.  The Compensation Committee reserves the right to issue additional equity to the named executive officers upon the recommendation of Mr. Reisch or the Board in consideration of extraordinary performance or achievement and subject to shares remaining available for grant under the 2004 Plan.  See “—Equity Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates, however, to the extent that additional grants have been or will be made by us to other members of management we intend to limit grants to occur twice per year.  We may also issue additional equity grants to new members of management who come into our employment in connection with the consummation of acquisitions by us.  For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our Chief Executive Officer, taking into consideration the potential impact and contribution of the individual, retention considerations and the level of equity of members of management at a similar level.

Stock Options.  Stock option awards provide our executive officers with the right to purchase shares of our Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and are both “performance based” and “time based”.  Time based options vest on the passage of time and an executive’s continued tenure with us.  Performance based options vest on the achievement of annual EBITDA targets.  The purpose of the performance based grant is to align management and stockholder interests as measured by EBITDA performance. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions.  Mr. Bailey and Mr. Reisch (who also served as a director of Jostens prior to the Transactions) also hold options under the 2003 Plan.  See “—Equity Compensation” for a discussion of the change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

Restricted Stock.  Restricted stock is also used by us in our long-term equity incentive program as part of our management development, succession, and retention planning process.  Of our executives, only Messrs. Reisch and Van Horn have been granted restricted stock.  The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’ agreement and sale participation agreement described under “—Equity Compensation”, provided that Mr. Reisch’s restricted stock is currently 100% vested and nonforfeitable even in the case of termination of employment.

Pension Benefits

Each of our named executive officers currently participates in the Jostens qualified pension plan D and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations.  These benefits are provided as part of the regular retirement program available to our eligible employees. We also maintain individual non-contributory unfunded supplemental retirement plans (SERPs) for certain named executive officer participants. Under our employment agreement with Marc L. Reisch, he is entitled to an additional supplemental retirement benefit.  For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement, Severance Benefits and Change in Control Provisions

Employment Agreement with Marc Reisch. Except with respect to our CEO, Marc L. Reisch, we do not have any employment agreements in effect with any of our named executive officers. In October 2004, we entered into an employment contract with Mr. Reisch with an initial term extending to December 31, 2009, with automatic one-year renewal terms thereafter. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, a long-tenured industry executive and, accordingly, we entered into this agreement with Mr. Reisch to help ensure Mr. Reisch’s availability to us during the term.  The employment agreement provides for certain post-termination payments and benefits to Mr. Reisch which are described and quantified in the section entitled “—Termination, Severance and Change of Control Arrangements”.  We provided these arrangements under the agreement to attract and retain Mr. Reisch as our CEO and believe that the post-termination payments and benefits are reasonable and consistent with the provisions and benefit levels of other companies’ chief executive officers and reflective of Mr. Reisch’s value and performance to us.  It is generally not our philosophy or practice to enter into employment agreements with our executives.  Absent exigent competitive factors, we believe that our short and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

Jostens Executive Severance Pay Plan. Michael Bailey is covered under the the Jostens’ Executive Severance Pay Plan which was implemented in 1999 and last revised in 2003. The terms of the plan and potential payments to Mr. Bailey thereunder are discussed in “—Termination, Severance and Change of Control Arrangements — Executive Severance Pay Plan”. None of the other named executive officers were placed under the Executive Severance Pay Plan and the plan, as an element of our compensation structure, is a historical plan adopted prior to the Transactions.

Change in Control under Equity Incentive Plans. Under the 2003 Plan, upon the occurrence of a “change in control”, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain performance measures have been achieved. Under the 2004 Plan, upon the occurrence of a “change in control”, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if relevant performance measures have been satisfied. Our equity incentive plans are discussed in “—Equity Compensation” and change in control payments under the plans are quantified in “—Termination, Severance and Change of Control Arrangements”.

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning and health club stipend.  We provide these benefits to offer additional incentive for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the Compensation Committee for our executive officers. Our stock is not publicly traded and is subject to stockholder’s agreements that limit a stockholder’s ability to transfer his or her equity.

Regulatory Considerations

We account for equity compensation paid to our employees under SFAS No. 123R, which we adopted effective January 1, 2006.  SFAS No. 123R requires us to recognize compensation expense related to all equity awards based on the fair values of the awards at the grant date.  Prior to our adoption of SFAS No. 123R, we used the minimum value method in our SFAS No. 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, we would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.  As a result of the modification to stock options made in April 2004 in connection with the special dividend paid to all Class A common stockholders, all stock option awards previously accounted for under APB No. 25 are prospectively accounted for under SFAS No. 123R.  Accordingly, no incremental compensation cost was recognized as a result of the modification. Please see Note 17, Stock-based Compensation, to our consolidated financial statements for additional information.

The compensation cost to us of awarding equity is taken into account in considering awards under our equity incentive program. We have taken steps to structure and assure that our compensation program is applied in compliance with Section 409A of the Internal Revenue Code.  Bonuses paid under our annual incentive plans are taxable at the time paid to our executives.

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, or the Code.  For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—

Termination, Severance and Change of Control Arrangements—Employment Agreement with Marc. L. Reisch—Gross-Up Payments for Excise Taxes”.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee of the Board of Directors

David F. Burgstahler, Chairman

Alexander Navab

Tagar C. Olson

Charles P. Pieper

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of Messrs. Burgstahler (Chairman), Navab, Olson and Pieper, all of whom served on the committee in 2006.  For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in Item 13, Certain Relationships and Related Transactions, and Director Independence.

Summary Compensation Table

The following table presents compensation information for our fiscal year ended December 30, 2006 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)(3)	All Other Compen- sation ($)		Total ($)
Marc L. Reisch Chairman, President and Chief Executive Officer, Holdings and Visant	2006	$850,000	$—	$—		$—	$1,100,000	$231,500	$114,465	(4)	$2,295,965
Paul B. Carousso Vice President, Finance, Holdings and Visant	2006	$240,000	$—	$—		$—	$165,000	$18,870	$22,000	(5)	$445,870
Marie D. Hlavaty Vice President, General Counsel, Holdings and Visant	2006	$325,673	$—	$—		$—	$275,000	$38,105	$21,100	(6)	$659,878
Michael L. Bailey President and Chief Executive Officer, Jostens	2006	$500,000	$—	$—		$—	$453,566	$192,589	$27,525	(7)	$1,173,680
John Van Horn Group President, Arcade/Lehigh Direct and President and Chief Executive Officer, Arcade	2006	$370,000	$—	$6,582	(1)	$—	$250,000	$61,158	$25,700	(8)	$713,440

(1)          The amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year computed in accordance with FAS 123R.  Please see Note 17 to our consolidated financial statements for a discussion of all assumptions used by us with respect to the valuation.  The restricted stock award was made under our 2004 Plan, which is described under “—Equity Compensation”.

(2)          The amounts represent earnings under the annual incentive compensation plan.

(3)          Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental retirement plan and our non-contributory unfunded supplemental pension plan and, in the case of Mr. Reisch, the supplemental retirement benefit provided for under his employment agreement.  Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.

(4)          Includes: $85,685 of premiums under a life insurance policy the premiums under which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $8,800 representing regular employer matching contributions to our 401(k) plan; $13,680 representing a car allowance; and approximately $6,300 representing executive medical expenses reimbursed by us and cash credits offered to any employee who foregoes certain disability and life insurance benefits.

(5)          Includes: $8,800 representing regular employer matching contributions to our 401(k) plan; $10,200 representing a car allowance; and approximately $3,000 representing executive medical expenses reimbursed by us and cash credits offered to any employee who foregoes certain disability and life insurance benefits.

(6)          Includes: $8,800 representing regular employer matching contributions to our 401(k) plan; $10,000 representing a car allowance; and approximately $2,300 representing executive medical expenses reimbursable by us and cash credits offered to any employee who foregoes certain disability and life insurance benefits.

(7)          Includes: $8,800 representing regular employer matching contributions to our 401(k) plan; $10,825 representing a car allowance; and approximately $7,900 representing reimbursed financial planning, medical expenses, a health club stipend and cash credits offered to any employee who foregoes certain disability and life insurance benefits.

(8)          Includes: $8,800 representing regular employer matching contributions to our 401(k) plan; $12,000 representing a car allowance; and approximately $4,900 of cash credits offered to any employee who foregoes certain disability and life insurance benefits.

Grants of Plan-Based Awards

The following table provides information with regard to each stock and option award granted to each named executive officer during 2006.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Numbers of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)		($) (3)
Marc L. Reisch	N/A	$—	$850,000	$—	—		$—

Paul B. Carousso	N/A	$—	$120,000	$—	—		$—

Marie D. Hlavaty	N/A	$—	$179,120	$—	—		$—

Michael L. Bailey	N/A	$—	$350,000	$—	—		$—

John Van Horn	12/15/2006	$—	$185,000	$—	3,000	(2)	$313,050

(1)          Reflects the target award amounts under our annual incentive compensation plan for our named executive officers.  No awards are available below the target performance level. The actual non-equity incentive plan compensation amount earned by each named executive officer in 2006 is shown in the Summary Compensation Table above.

(2)          The stock will vest in one installment in January 2009 subject to Mr. Van Horn’s continued service.  The stock is subject to accelerated vesting in the event of certain termination of employment events, namely on Mr. Van Horn’s death or disability, or upon a change in control.  The award was made under our 2004 Plan, which is described under “— Equity Compensation” and the accelerated vesting provisions of the stock award are further described under “—Termination, Severance, and Change of Control Arrangements—Accelerated Vesting of Restricted Stock.”

(3)          The amount in this column represents the grant date fair value computed in accordance with FAS 123R. The difference between the grant date fair value used for FAS123R and the grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the grant day fair value for purposes of FAS 123R is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfer.

Equity Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  We do not currently intend to make any additional grants unde the 2003 Plan.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (2) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated.  The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 30, 2006, there were 54,686 shares available for grant under the 2004 Plan.  Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, as described below, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

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

•                  “tag-along” rights in connection with transfers by Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•                  a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

Employment Agreements and Arrangements

Employment agreement with Marc L. Reisch.  In connection with the Transactions, Holdings entered into a new employment agreement with Marc L. Reisch on the following terms, under which he serves as the Chairman of our Board of Directors (the “Board”) and our Chief Executive Officer and President.

Mr. Reisch’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. Mr. Reisch’s agreement provides for the payment of an annual base salary of not less than $850,000, subject to annual review and increase by our Board, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a target bonus of 100% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets to be achieved).  For 2007, Mr. Reisch will be entitled to receive an annual base salary of $950,000.

Pursuant to the employment agreement, Mr. Reisch was paid a cash signing bonus of $600,000, the after-tax proceeds of which were reinvested as part of his initial equity participation. Pursuant to the agreement, Mr. Reisch invested $3,500,000 in cash to purchase Holdings Class A Common Stock, and we granted him an option to purchase 3.5 shares of Holdings Class A Common Stock for every one share of the $3,500,000 in value of Holdings Class A Common Stock initially purchased by him.  Under his stock option agreement, we granted Mr. Reisch options to purchase a total of 127,466 shares of Holdings stock, consisting of options to purchase 56,449 shares subject to time-based vesting (the “time options”) and options to purchase 71,017 shares subject to performance-based vesting (the “performance options”). The time options became vested and exercisable with respect to 9,104 of the shares on December 31, 2004. The time options, with respect to the remaining 47,345 shares, vest in five annual installments commencing on December 31, 2005 as to the following percentages: 25%, 25%, 25%, 15% and 10%. As of December 30, 2006, a total of 32,776 shares were vested under the time options. The performance options will vest on a cliff basis on December 31, 2012, subject to acceleration based on the achievement of certain EBITDA targets.  As of December 30, 2006, a total of 35,508 shares were vested under the performance options.  Additionally, under a restricted stock award agreement, we made a one-time grant of 10,405 shares of Holdings Class A Common Stock, which stock is 100% vested and nonforfeitable by Mr. Reisch, subject to the same rights and restrictions set forth in the management stockholder’s agreement and the sale participation agreement described under “—Equity Compensation”, other than Holdings’ call rights in the event of termination of employment.

The employment agreement also provides for the Company’s payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to such beneficiaries designated by Mr. Reisch.  Mr. Reisch will be subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment.  The employment agreement also includes a provision relating to non-disclosure of confidential information.  In addition, the agreement provides for a retirement benefit, described in the narrative following the Pension Benefits table below.  The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described in  “—Termination, Severance and Change of Control Arrangements- Employment Agreement with Marc L. Reisch.”

Employment arrangements with Michael L. Bailey.  Michael L. Bailey, who serves as an employee at will with Jostens under the terms of an offer letter, joined Jostens in 1978 and has held a variety of leadership positions, being elected by the Board of Directors of Jostens to serve as the Chief Executive Officer of Jostens effective as of July 20, 2004 in connection with the commencement of the Transactions. In exchange for his services, Mr. Bailey will be compensated at a base salary of $550,000 during 2007, a bonus based on targets as determined by the Compensation Committee of our Board of Directors and perquisites commensurate with his position and consistent with the Jostens’ policies for perquisites for its chief executive officer and certain other officers. In the event that Mr. Bailey is terminated for cause, there is no provision for salary continuation past the date of termination. In the event that Mr. Bailey is terminated without cause, he is entitled to receive severance payments and other perquisites commensurate with his position pursuant to the Jostens Executive Severance Pay Plan, as in effect from time to time. The terms of the plan and potential payments to Mr. Bailey thereunder are discussed under “—Termination, Severance and Change of Control Arrangements — Executive Severance Pay Plan”.

Outstanding Equity Awards at December 30, 2006

The following table presents the outstanding equity awards held as of December 30, 2006 by each named executive officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (6)	Option Exercise Price ($) (7)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Marc L.	880	—		—	$30.09	1/17/2014	—		—		—	—
Reisch	68,285	23,673	(2)	35,508	$39.07	10/4/2014	—		—		—	—
Paul B.
Carousso	4,683	1,872	(3)	2,810	$39.07	3/15/2015	—		—		—	—
Marie D.
Hlavaty	9,365	3,746	(4)	5,619	$39.07	3/15/2015	—		—		—	—
Michael L.	9,387	—		—	$30.09	1/17/2014	—		—		—	—
Bailey	18,211	6,242	(5)	11,966	$39.07	12/31/2015	—		—		—	—
John Van
Horn	—	—		—	—	—	3,000	(8)	$391,350	(9)	—	—

(1)        Represents options that remain unvested and unexercisable as of December 30, 2006, and which will vest based on the passage of time and the executive’s continued service.

(2)        Vests with respect to 11,836 shares after the end of fiscal year 2007, 7,102 shares after the end of fiscal year 2008 and 4,735 shares after the end of fiscal year 2009.

(3)        Vests with respect to 937 shares after the end of fiscal year 2007, 562 shares after the end of fiscal year 2008 and 373 shares after the end of fiscal year 2009.

(4)        Vests with respect to 1,873 shares after the end of fiscal year 2007, 1,124 shares after the end of fiscal year 2008 and 749 shares after the end of fiscal year 2009.

(5)          Vests with respect to 3,122 shares after the end of fiscal year 2007, 1,873 shares after the end of fiscal year 2008 and 1,247 shares after the end of fiscal year 2009.

(6)          Represents options that remain unvested and unexercisable as of December 30, 2006 and which will vest based on certain annual performance measures being met.

(7)          There is no established public trading market for the Holdings Class A Common Stock and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on Holdings Class A Common Stock).

(8)          The stock will vest in one installment on January 15, 2009, subject to Mr. Van Horn’s continued service.  The stock is subject to accelerated vesting in the event of certain termination of employment events, namely upon Mr. Van Horn’s death or disability or upon a change in control, which is described under “-Termination, Severance and Change of Control Arrangements-Accelerated Vesting of Restricted Stock.”

(9)          There is no established public trading market for the Holdings Class A Common Stock. For purposes of this table, the market value of shares that have not vested is calculated based on the fair market value of Holdings Class A Common Stock of $130.45 per share as of December 30, 2006, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan.

Option Exercises and Stock Vested in 2006

There were no stock options exercised or restricted stock awards which vested during 2006.

Pension Benefits

The following table presents the present value of accumulated pension benefits as of December 30, 2006.

	Jostens Pension Plan (1)				Jostens ERISA Excess Plan				Supplemental Executive Retirement Plan (SERP)			Contractual Retirement Benefit
Name	Number of Years Credited Service (#)		Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)		Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Marc L.	2.2		$25,525	$—	2.2		$161,320	$—	2.2	$197,433	$—	2.2	$53,713	$—
Reisch
Paul B.	2.2		$11,268	$—	2.2		$5,066	$—	2.2	$25,048	$—	—	—	—
Carousso
Marie D.	2.2		$17,031	$—	2.2		$17,599	$—	2.2	$50,173	$—	—	—	—
Hlavaty
Michael L.	22.0	(3)	$259,935	$—	22.0	(3)	$887,852	$—	21.0	$1,064,752	$—	—	—	—
Bailey
John Van	2.2		$56,920	$—	2.2		$88,319	$—	2.2	$—	$—	—	—	—
Horn

N/A- Not applicable

(1)          Mr. Bailey is a grandfathered participant in Plan D based on his age and years of service with Jostens as of December 30, 2006 (see the explanation of the grandfathered benefit below). Messrs. Reisch, Carousso, Van Horn and Ms. Hlavaty participate in Plan D but not as grandfathered participants.

(2)          The present value of accumulated benefits is determined using the assumptions disclosed in Note 16, Benefit Plans, to our Consolidated Financial Statements.

(3)          Under the Jostens ERISA Excess Plan, Mr. Bailey has an additional credit under Plan D for 6.5 years of sales service to Jostens.

Jostens maintains a tax-qualified, non-contributory pension plan, Pension Plan D (“Plan D”), which provides benefits for certain salaried employees. Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Plan D. Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan also pays benefits that would have been provided from Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

For Plan D and the Jostens ERISA Excess Plan:

•                  Normal retirement age is 65 with at least five years of service, while early retirement is allowed at age 55 with at least ten years of service. Employees who retire prior to age 65 are subject to an early retirement factor adjustment based on their age at benefit commencement. The reduction is 7.8% for each year between ages 62 and 65 and 4.2% for each year between 55 and 62.

•                  The vesting period is five years or attainment of age 65.

•                  The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit), was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum).  Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to the grandfathered benefit.

•                  Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned prior to January 1, 2006 are retained, only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1 percent of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006.

•                  For employees age 45 and over with 15 or more years of service as of December 31, 2005 (grandfathered participants), the formula to determine an employee’s retirement income benefit is the greater of the formula in effect prior to 2006 or the combined pre and post 2006 benefit described in the immediately preceding paragraph.

•                  The methods of payments upon retirement include, but are not limited to, life annuity, 50% or 100% joint and survivor annuity and life annuity with ten year certain.

•                  There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under Plan D. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $220,000 of salary could be recognized in 2006 under Plan D and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental pension plans (SERPs) for certain named executive officers. Participants who retire after age 60 with at least seven full calendar years of service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of final base salary in effect at age 60 for each full calendar year of service, up to a maximum of 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 is recognized under the SERP. The calculation of benefits is frozen at the levels reached at age 60. If the employee’s employment is terminated for any reason other than death or total disability after reaching age 55 and completing seven years of service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of service. In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer.  Also under the SERP, if an employee dies at any time before satisfying the age and service requirements for receiving a benefit under the SERP, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or earlier if there was a termination due to total disability (as defined in the SERP). If an employee has completed seven years of service and is terminated by reason of total disability prior to reaching age 55, the period of the employee’s total disability will count as years of services until that employee attains age 55 (unless the employee recovers from the disability). There are certain restrictive covenant provisions given under the SERPs. Under the SERPs, “a change in control” is defined as any of the following:

•                  the sale, lease, exchange or other transfer, directly or indirectly, of all or substantially all of the assets of the participant’s employer, in one transaction or in a series of related transactions;

•                  the approval by the stockholders of any plan or proposal for the liquidation or dissolution;

•                  any person is or becomes the beneficial owner, directly or indirectly, of (1) 20% or more, but not more than 50%, of the combined voting power of the employer’s outstanding securities ordinarily having the right to vote at elections of directors, unless the transaction resulting in such ownership has been approved in advance by the continuing directors, or (2) more than 50% of the combined voting power of the employer’s outstanding securities ordinarily having the right to vote at elections of directors;

•                  a merger or consolidation to which the employer is a party if the stockholders of the employer immediately prior to the effective date of such merger or consolidation have, solely on account of ownership of securities of the employer at such time, beneficial ownership immediately following the effective date of such merger or consolidation of securities of the surviving corporation representing (1) 50% or more, but not more than 80%, of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors, unless such merger or consolidation has been approved in advance by the continuing directors, or (2) less than 50% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or

•                  the continuity directors cease for any reason to constitute at least a majority of the board of directors.

For purposes of the SERPs, the named executive officer’s “employer” is Holdings, other than Mr. Bailey, for which it is Jostens, Inc.

Under the terms of our employment agreement with Marc L. Reisch, if Mr. Reisch’s employment terminates for any reason after December 31, 2009, he is entitled to a retirement benefit supplemental to those benefits payable under our qualified and nonqualified retirement plans, which constitutes an annual lifetime retirement benefit commencing on the later of the date of his employment termination for any reason or the date he achieves age 60. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less benefits paid under the other retirement plans. The vesting of this benefit would accelerate upon a “change in control” of the Company, upon Mr. Reisch’s death or disability, or after the third anniversary of October 4, 2004, upon termination of Mr. Reisch’s employment by us without cause, or by his resignation for good reason (including if we do not renew the employment agreement).  Also, under the employment agreement, at such time as Mr. Reisch vests in the foregoing retirement benefit, Mr. Reisch and his eligible dependents will be eligible for welfare benefits which are equivalent to the then current programs offered to active salaried employees. Coverage ends after the earlier of age 65 or the date on which he becomes eligible for comparable coverage from a subsequent employer, and in the case Mr. Reisch has vested in the retirement benefit explained above or on account of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

Under the agreement, a “change in control” means:

•                  the sale of all or substantially all of our assets other than to KKR or DLJMBP III or any of their affiliates;

•                  a sale by KKR and DLJMBP III or their affiliates resulting in more than 50% of the voting stock of the Company being held by a “person” or “group” (as such terms are used in the Exchange Act) that does not include KKR or DLJMBP III or their affiliates, if the sale results in the inability of KKR and DLJMBP III and certain of their affiliates to elect a majority of the members of our board of directors or the board of directors of the resulting entity; or

•                  a merger or consolidation of us into another person which is not an affiliate of either of KKR and DLJMBP III, if the merger or consolidation results in the inability of KKR or DLJMBP III and certain of their affiliates to elect a majority of the members of our board of directors or the board of directors of the resulting entity.

Nonqualified Deferred Compensation

None of the named executive officers receives any nonqualified deferred compensation.

Director Compensation

Other than George M.C. Fisher, our non-employee directors did not receive any cash compensation for their service as our directors in 2006. We do, however, reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings. The following table provides information regarding all compensation that our directors earned during 2006 for services as non-executive directors in 2006.

Director Compensation
Name	Fees Earned or Paid in Cash ($)		Option Awards (3) ($)	All Other Compensation ($)
David F. Burgstahler	$—		$—	$—
Thompson Dean (1)	$—		$—	$—
George M.C. Fisher	$50,000	(2)	$—	$—
Alexander Navab	$—		$—	$—
Tagar C. Olsen	$—		$—	$—
Charles P. Pieper	$—		$—	$—

(1)          Mr. Dean resigned from our Board effective January 16, 2007.  In connection with his resignation, Mr. Dean’s unvested options were cancelled in accordance with their terms.

(2)          Mr. Fisher receives an annual fee of $50,000, in cash, for serving on our Board.  Mr. Fisher’s services as a director, as opposed to that of our other non-executive directors, are not incidental to his employment by our Sponsors.

(3)          As of December 30, 2006, each director had options to purchase 3,122 shares of Holdings’ Class A Common Stock outstanding.  The options granted to our directors were vested and exercisable as to the following number of shares of Holdings’ Class A Common Stock: each of Messrs. Burgstahler, Dean, Navab, Olson and Pieper — 2,081 shares; and Mr. Fisher — 1,041 shares, as of December 30, 2006.  Also, Mr. Joseph Bae, who served as a director until November 2005, has a vested option for 1,041 shares of Holdings’ Class A Common Stock.

Under the 2004 Plan, our directors are eligible to receive stock option grants at the discretion of the Compensation Committee.  On March 18, 2005, in consideration of their service as directors, we granted to each of our non-executive directors at the time, options to purchase 3,122 shares of the Class A Common Stock of Holdings.  These options vest over three years, with one-third vesting as of the last day of each of fiscal years 2005, 2006 and 2007, subject to becoming immediately exercisable as to 100% of the shares subject to it immediately prior to a change in control (as defined in the 2004 Plan).  The options expire following the tenth anniversary of the grant date.  The options are not exercisable as to any additional shares following the termination of the service of the director for any reason, and any portion of the option which is unexercisable as of such date is terminated and cancelled without payment therefor.  These options are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale.  These options were granted at fair market value of $96.10401 per share (as determined by the Compensation Committee) on the grant date (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).  Mr. Fisher was granted options to purchase 3,122 shares of Holdings’ Class A Common Stock upon becoming a director as of November 2, 2005.  Mr. Fisher’s options vest over three years, with one-third vesting as of the first, second and third anniversaries of the grant date.  These options were granted at a fair market value of $96.10401 per share (as determined by the Compensation Committee) on the grant date (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).  The terms of Mr. Fisher’s options are otherwise the same as the other directors’ options.  Mr. Fisher was also given the opportunity to make an equity investment in Holdings upon becoming a director.  Mr. Fisher purchased 3,122 shares of Holdings’ Class A Common Stock at a price of $96.10401 per share.  These shares are subject to the terms of a stockholders’ agreement and sale participation agreement substantially the same as with equity participants. These shares are currently held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control.

Termination, Severance and Change of Control Arrangements

Employment Agreement with Marc L. Reisch

Termination by us for cause or by Mr. Reisch without good reason.  Under the employment agreement between us and Mr. Reisch, termination for “cause” requires the affirmative vote of two-thirds of the members of our Board (or such higher percentage or procedures required under the 2004 Stockholders Agreement) and may be based on any of the following:

•                  Mr. Reisch’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Reisch by us;

•                  the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•                  the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•                  a material breach by Mr. Reisch of the employment agreement, the management stockholder’s agreement, the sale participation agreement, or the stock option agreement or restricted stock award agreement entered into in connection with the employment agreement, including, engaging in any action in breach of restrictive covenants contained in the employment agreement, which continues beyond ten days after a written demand to cure the breach is delivered by us to Mr. Reisch (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Under the employment agreement between us and Mr. Reisch, Mr. Reisch is required to provide 60 days advance written notice of any termination of his employment by him for good reason. “Good reason” means:

•                  a reduction in Mr. Reisch’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation opportunities that affect all members of our senior management equally, which general reduction will only be implemented by our Board after consultation with Mr. Reisch);

•                  a material reduction in Mr. Reisch’s duties and responsibilities, an adverse change in Mr. Reisch’s titles of chairman and chief executive officer or the assignment to Mr. Reisch of duties or responsibilities materially inconsistent with such titles; however, none of the foregoing will be deemed to occur by virtue of the removal of Mr. Reisch from the position of chairman of the board following the completion of a public offering of the Holdings Class A Common Stock meeting certain specified criteria; or

•                  a transfer of Mr. Reisch’s primary workplace by more than 50 miles outside of Armonk, New York.

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination.  In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the Pension Benefits table (if termination occurs after December 31, 2009) and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Agreement with Marc L. Reisch” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment.

Termination by us without Cause or by Mr. Reisch for Good Reason.  The employment agreement also provides that if Mr. Reisch is terminated by us without Cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for Good Reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Reisch without good reason:

•                  (1) a lump sum payment equal to the prorated bonus for the year of termination, and (2) an amount equal to two times the sum of (a) Mr. Reisch’s then annual base salary plus (b) his target bonus for the year of termination, payable in 24 equal monthly installments; and

•                  continued participation in welfare benefit plans until the earlier of two years after the date of termination or the date that Mr. Reisch becomes covered by a similar plan maintained by any subsequent employer, or cash in an amount that allows him to purchase equivalent coverage for the same period.

Disability or Death.  In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18 month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason, a lump sum payment equal to the prorated portion of the annual bonus Mr. Reisch would have been entitled to receive for the year of termination.

Supplemental Retirement Benefit.  The vesting of the supplemental retirement benefit granted to Mr. Reisch under his employment agreement upon certain change in control, termination or resignation events is described under “—Employment Agreements and Arrangements—Employment Agreement with Marc L. Reisch”.

Additional Post-Termination Medical Benefits.  At the time the supplemental retirement benefit described above vests, Mr. Reisch and his dependents would be provided with medical benefits, on the same terms as would have applied had Mr. Reisch continued to be employed by us, until the earlier of (1) the date on which Mr. Reisch attains age 65 or (2) Mr. Reisch becomes eligible to receive comparable coverage from a subsequent employer. If vesting in the supplemental retirement benefit were to occur on account of death, then Mr. Reisch’s then-spouse would be entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

Gross-Up Payments for Excise Taxes.  Under the terms of the employment agreement, if it is determined that any payment, benefit or distribution to or for the benefit of Mr. Reisch would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of his employer within the meaning of Section 280G of the Code, or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax, then Mr. Reisch would be entitled to receive an additional payment or payments, or a “gross-up payment”. The gross-up payment would be equal to an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed relating to such taxes), Mr. Reisch would retain an amount equal to the excise tax (including any interest and penalties) imposed.

Acceleration of Options Upon Change in Control.  In the event of a change in control of the Company, the vesting of Mr. Reisch’s time options will accelerate in full and the vesting of his performance options may accelerate if specified performance targets have been achieved.

Post-termination Payments.  The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on December 30, 2006 (and excluding any amounts accrued as of the date of termination).

	Post-Termination Payments Marc L. Reisch
	Voluntary termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (9)		Disability ($)	Death ($)
Severance	—	$3,400,000	(5)	$3,400,000	(5)	—	—
Annual Incentive	—	$850,000	(6)	$850,000	(6)	$850,000 (6)	$850,000	(6)
Stock Options	(3)	(7)		$5,407,960	(10)	(11)	(11)
Incremental Pension Benefits (1)	—	$—		$—		$131,090	$1,262,009	(12)
Continuation of Welfare Benefits	—	$21,216	(8)	$21,216	(8)	—	—
Additional Post- Termination MedicalBenefits (2)	—	—		$61,376		$61,376	$39,598
Insurance	(4)	(4)		(4)		(4)	(4)

(1)          Represents the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment agreement with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 16, Benefit Plans, to our Consolidated Financial Statements).

(2)          Represents the present value of the additional post-termination medical benefits under Mr. Reisch’s employment agreement, determined using the assumptions disclosed in Note 16, Benefit Plans, to our Consolidated Financial Statements.

(3)        No additional options would be vested as of termination. Vested options will terminate without payment.

(4)          Assumes the $10 million life insurance policy is transferred to Mr. Reisch, future premiums to be paid by Mr. Reisch.

(5)          Total amount equals two times the sum of Mr. Reisch’s annual base salary as of December 30, 2006 plus his target bonus for the year of termination, payable in 24 equal monthly installments.

(6)          Payable as a lump sum.

(7)          No additional options would be vested as of termination; vested options will be subject to call and repurchase by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price.

(8)          Mr. Reisch’s employment agreement requires that we continue his welfare benefits for 24 months unless he becomes eligible for coverage under comparable benefit plans from any subsequent employer.  The table reflects the 2007 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at December 30, 2006, multiplied by 24 months.

(9)          Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax.  The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided.  Mr. Reisch retains an amount equal to the excise tax  (including any interest and penalties) imposed.  However, there may be certain statutory exemptions based on our being a privately held Company that would avoid the imposition of the excise tax.

(10)    Value calculated is the gain based on $130.45 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 30, 2006) net of exercise prices.  Assumes accelerated vesting of all performance options.

(11)    No additional options would be vested as of termination for death or disability, vested options will be subject to call and repurchase by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Mr. Reisch or his estate, subject to put to us at the same spread.

(12)    The SERP provides a pre-retirement death benefit such that if an employee dies at any time before satisfying the age and service requirements for receiving a pension benefit, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death.

Executive Severance Pay Plan

In 1999, Jostens implemented the Jostens’ Executive Severance Pay Plan, which was amended effective February 2003 and entitled the Jostens, Inc. Executive Severance Pay Plan—2003 Revision (the “Executive Severance Plan”).  The plan is unfunded. The primary purpose of the Executive Severance Plan is to provide severance benefits for the chief executive officer of Jostens and other executive members of Jostens management as expressly identified under the Executive Severance Plan, whose employment is terminated pursuant to a qualifying termination or resignation, which includes (1) termination of employment by Jostens other than for poor or unsatisfactory job performance or misconduct, (2) a termination of employment by the employee due to a material reduction in title, duties or responsibilities, a reduction in base pay, a change in office more than 30 miles form the employee’s prior location, or the failure to obtain the assent of any successor to the Executive Severance Plan to or for the period required by the terms of the plan.  A qualifying termination does not include termination of employment by reason of death, retirement, the employee’s acceptance of another position with Jostens or if the employee becomes an employee of an acquirer of Jostens. To be eligible for benefits under the Executive Severance Plan, the employee must execute a release of claims against Jostens (unless Jostens elects otherwise). Eligibility for continuation of payments and benefits under the Executive Severance Plan is also subject to participants complying with certain confidentiality provisions and other restrictive covenants during the severance period.

An eligible employee will receive a cash severance benefit in an aggregate amount equal to nine months to 30 months of the participant’s base salary, based on the employee’s position with Jostens, with the chief executive officer being eligible for the highest amount.  The cash amount is paid periodically on the same basis as the employee’s base pay had been paid.  Participants under the Executive Severance Plan are also eligible to receive a pro-rated portion of the annual incentive award to which they would have otherwise earned based on the period of time during the year in which they were employed, provided that the participant’s termination date is after the fourth month of the fiscal year in which the termination event occurs. The pro-rated annual incentive award is payable at the same time it would have been paid had the employee remained in the employ of Jostens.  Subject to compliance with applicable law, Jostens reserves the right under the Executive Severance Plan to pay any of the cash amounts in a lump sum payment.

In addition, during the period of time over which the participant receives his or her continued payment of base salary, participants are eligible to receive reimbursement for COBRA premiums under Jostens’ group medical, dental, vision and life plans, for the amount in excess of the premiums paid by similarly situated active employees.  The Executive Severance Plan also provides for a tax gross-up payment if a participant incurs a tax liability in connection with the COBRA reimbursement benefit. Also, participants are eligible for continuation of their perquisites during the period of time over which the participant receives his or her continued payment of base salary. The plan provides, however, that if the employee becomes otherwise engaged or employed during the severance period that payments and benefits are subject to reduction or termination.  The payments and benefits are also subject to suspension in the event of a violation of the restrictive covenants.

Mr. Bailey is the only named executive officer that is eligible to participate in the Executive Severance Plan. If Mr. Bailey’s employment had been terminated on December 30, 2006 due to qualifying termination or resignation, he would have been entitled to the following under the Executive Severance Plan:

•                  an aggregate cash severance amount of $1,250,000, payable periodically on the same basis as his base pay had been paid;

•                  his full annual incentive award for 2006 equal to $350,000 (assuming payment at target);

•                  the aggregate amount of the reimbursement relating to Jostens’ group medical, dental, vision and life insurance plans, estimated to be $38,559, assuming the monthly premium is the same as the 2007 monthly premium for such coverage throughout the benefit continuation period of 30 months; and

•                  the estimated cost of $41,690 for continuing Mr. Bailey’s perquisites for the 30 month severance period, assuming the cost for such perquisites remains the same as applicable on December 30, 2006.

Additional Pension Plan Benefits

The information below is provided to disclose hypothetical payments to Messrs. Carousso, and Bailey and Ms. Hlavaty under various termination scenarios, assuming, in each situation, that each named executive officer was terminated on December 30, 2006. The information for Mr. Reisch is set forth in the table entitled “Post-Termination Payments — Marc L. Reisch”.

	Voluntary or Involuntary Termination		Disability (2)	Death (2)
Paul B. Carousso	$—		$37,334	$438,618
Marie D. Hlavaty	$—		$71,534	$575,197
Michael L. Bailey	$56,029	(1)	$2,280,044	$—

(1)          Represents the increase in the actuarial present value of accumulated benefits under Plan D and the Jostens Excess ERISA Plan over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table due to the value of early retirement subsidies (determined using the assumptions disclosed in Note 16, Benefit Plans, to our Consolidated Financial Statements).

(2)          Represents the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in note 16 to our consolidated financial statements).

Accelerated Vesting of Restricted Stock

John Van Horn holds 3,000 shares of restricted stock that would vest upon a termination by us without cause, a termination by Mr. Van Horn with good reason, upon a change in control (as defined under the 2004 Plan) or upon Mr. Van Horn’s disability or death.  As of December 30, 2006, none of the shares of restricted stock was vested. If one of the foregoing events had occurred on December 30, 2006, Mr. Van Horn would have become fully vested in the stock with a value of $391,350, based on the fair market value of the stock on such date of $130.45 per share.  Under the restricted stock award agreement between us and Mr. Van Horn, “Good reason” means a reduction in Mr. Van Horn’s base salary (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that Mr. Van Horn’s base salary is not reduced by more than 10%), a material reduction in Mr. Van Horn’s duties and responsibilities or a transfer of Mr. Van Horn’s primary workplace by more than fifty miles outside his current workplace.  Also under the restricted stock award agreement, termination for “cause” is defined as any of the following:

•                  Mr. Van Horn’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered by us;

•                  the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III and their affiliates;

•                  the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•                  a material breach by Mr. Van Horn of the restricted stock award agreement, or any other agreement, including engaging in any action in breach of restrictive covenants, which continues beyond ten days after a written demand to cure the breach is delivered by us (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Acceleration of Options upon Change in Control

Messrs. Carousso and Bailey and Ms. Hlavaty hold time options that would immediately become vested and exercisable, and performances options which may accelerate if certain EBITDA or other performance measures have been satisfied, all upon a change in control. See “—Equity Compensation”.  Assuming a change in control were to have taken place on December 30, 2006, the following individuals would be entitled to the payments with respect to their options in the amounts set forth opposite their names:

Value of Accelerated Equity Awards (1)
Paul B. Carousso	$427,933
Marie D. Hlavaty	$855,774
Michael L. Bailey	$1,664,121

(1)          Value calculated is the gain based on $130.45 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 30, 2006) net of exercise prices.  Assumes vesting of all performance options.

The value of accelerated equity awards for Marc L. Reisch is included in the table entitled “Post-Termination Payments — Marc L. Reisch.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of March 12, 2007 by (1) each person we believe owns beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds(2).	2,664,356	43.7%	1	(3)	100.0%
DLJMBP III and related funds(4)	2,664,357	43.7%	-		-
David F. Burgstahler(4)(8)	2,666,438	43.7%	-		-
Alexander Navab(2)(8)	2,666,437	43.7%	1	(3)	100.0%
Tagar C. Olson(2)(8)	2,666,437	43.7%	1	(3)	100.0%
Charles P. Pieper(4)(8).	2,666,438	43.7%	-		-
George M.C. Fisher(2)(5)(6)	4,163	*
Marc L. Reisch(7)(8)(10).	115,989	1.9%	-		-
Marie D. Hlavaty(7)(8)	15,608	*	-		-
Paul B. Carousso(7)(8)	7,805	*	-		-
Michael L. Bailey(7)(8)	38,004	*	-		-
John Van Horn(7)(9).	5,203	*	-		-
Directors and officers (13 persons) as a group(2)(4)(5)(6)(8)(9)(10)	5,540,045	90.8%	1	(3)	100.0%

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

(2)          Holdings’ shares shown as beneficially owned by KKR Millennium GP LLC reflect 2,664,356 shares of Holdings’ common stock owned by Fusion Acquisition LLC. KKR Millennium Fund L.P. is the managing member of Fusion Acquisition LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Navab, who is a director of Holdings and Visant, disclaims beneficial ownership of any of the shares beneficially owned by KKR. Mr. George M.C. Fisher and Mr. Tagar C. Olson are directors of Holdings and Visant and are a senior advisor and an executive, respectively, of KKR. Messrs. Fisher and Olson disclaim beneficial ownership of any shares beneficially owned by KKR. The address of KKR Millennium GP LLC and Messr. Kravis, Raether, Golkin, Navab, Lipschultz, Nuttall, and Olson is c/o Kohlberg Kravis Roberts

& Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Garden, London SW1Y 5AD, England.

(3)          The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of Holdings’ Class C Common Stock, which, together with its shares of Holdings’ Class A Common Stock, provides KKR with approximately 49.0% of our voting interest.

(4)          Includes 2,664,357 shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which form a part of CS’s Alternative Capital Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Mr. Charles P. Pieper is a director of Holdings and Visant and an employee of CS’s Alternative Capital Division, of which DLJMBP III is a part, and he does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares to which he disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler is a director of Holdings and Visant and an employee of Avista Capital Partners, L.P., a private equity firm engaged by CS to serve as consultants to assist in monitoring DLJ Merchant Banking Partners portfolio companies. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.

(5)          Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares.  A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership that is an affiliate of Fusion, in less than one percent (1%) of the Class A common stock.

(6)          The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.

(7)          The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Messr. Bailey is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435. The address for Mr. Van Horn is c/o Lehigh Direct, 1900 South 25th Avenue, Broadview, Illinois 60155.

(8)          Includes shares underlying stock options that are currently exercisable or will become exercisable within 60 days.

(9)          Excludes 3,000 restricted shares of Class A Common Stock granted to Mr. Van Horn in December 2006.  These shares are subject to vesting on January 15, 2009 or earlier under certain circumstances.  Mr. Van Horn as a record owner of these shares is entitled to all rights of a common stockholder, provided that any cash or in-kind dividends or distributions paid with respect to these restricted shares, which have not vested, shall be withheld by the Company and shall be paid to him only when the restricted shares are fully vested.

(10)    Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of December 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	341,905	$43.00	(1)	54,686
2003 Plan	54,712	$30.09		238,968

Equity compensation plans not approved by security holders	—	—		—
Total	396,617	$41.21		293,654

(1)          Reflects the adjustment in the exercise price of options issued under the 2004 Plan as of April 4, 2006 based on the dividend paid to stockholders on such date from $96.10401 per share to $39.07 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•                  a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. Of the eight members of our board of directors, KKR and DLJMBP III each has the right to designate four of our directors (currently three KKR and two DLJMBP III designees serve on our board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

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

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year.  We paid $3.1 million and $3.0 million as advisory fees to the Sponsors for the years ended December 30, 2006 and December 31, 2005, respectively.  The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We have retained Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies. Capstone Consulting received $0 in 2006 and $2.1 million during 2005 for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

We from time to time use the services of Merrill Corporation for financial printing.  During 2006, Merrill received $0.3 million for services provided.  Also, from time to time we provide printing services to Merrill Corporation.  During 2006 we received $0.6 million for services provided to Merrill.  DLJMBP has an ownership interest in Merrill.  Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan.  Further, Mr. Thompson Dean, who served as a member of our Board until January 16, 2007, also served on the board of directors of Merrill while he was a member of our Board.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which have since been repurchased.

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

Other

For a description of the management stockholder’s agreements and sale participation agreements entered into with certain members of management in connection with the Transactions, see matters set forth under Item 11, Executive Compensation.

Employment arrangements with John R. DePaul

Von Hoffmann entered into an employment agreement with John R. DePaul effective with the acquisition of Lehigh by Von Hoffmann in October 2003. This agreement was amended in March 2005 following the acquisition of Von Hoffmann by Visant. Pursuant to that agreement, Mr. DePaul will serve in an executive position until the expiration of the agreement in December 2008, or the earlier termination by either us or Mr. DePaul. In exchange for his services, Mr. DePaul is compensated with a base salary of $330,000 and is entitled to participate in such annual bonus program in which other similar executives of Von Hoffmann are eligible to participate, at such level as determined by the Board annually. In the event that Mr. DePaul is terminated by us for cause, he will be entitled to his base salary through the date of his termination, but will not be entitled to any additional compensation. If Mr. DePaul is terminated without cause, he is entitled to receive salary continuation for 12 months in an aggregate amount equal to $330,000 and continuation of health benefits for up to 12 months. The employment agreement also includes certain restrictive covenants, including a confidentiality provision and non-competition and non-solicitation provisions prohibiting Mr. DePaul from engaging in competition with us or soliciting employees for a period of one year from the termination of his employment.

Review and Approval of Transactions with Related Parties

Under its responsibilities set forth in its charter, our Audit Committee reviews and approves all related party transactions, as required by applicable law, rules or regulations and otherwise to the extent it deems necessary or appropriate. The 2004 Stockholders Agreement also requires the consent of the stockholders party thereto to certain related party transactions.

Under our Code of Conduct, we require the disclosure by employees of situations or transactions that reasonably would be expected to give rise to a conflict of interest.  Any such situation or transaction should be avoided unless specifically approved. The Code also provides that conflicts of interest may be waived for our directors, executive officers or other principal financial officers only by our Board of Directors or an appropriate committee of the Board.

Director Independence

We are not a listed issuer under the rules of the SEC.  For purposes of disclosure under Item 407(a) of Regulation S-K, we use the definition of independence under the listing standards of the New York Stock Exchange. Under such definition, none of the members of our Board of Directors would be considered independent.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Deloitte & Touche, (“D&T”), has been engaged as our independent accountants since February 2005.  During 2006, the aggregate audit fees billed to us by D&T were $1.8 million.  The aggregate audit fees billed to us by D&T during 2005 were $0.7 million.  Such fees were for audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

During 2006, the aggregate audit-related fees billed to us by D&T were approximately $0.1 million.  The fees primarily related to acquisitions and dispositions, with a small portion related to Sarbanes-Oxley internal control requirements.  In 2005, the audit-related fees billed to us by D&T was less than $0.1 million, which related to consulting services.

Tax Fees

During 2006, the aggregate tax fees billed to us by D&T of $0.1 million related to tax return preparation.  The aggregate tax fees billed to us by D&T for tax services rendered during 2005 were $0.3 million related to domestic tax planning in connection with the Transactions and sales and use tax return preparation.

All Other Fees

During 2006 and 2005, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee also establishes policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor.

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

The Audit Committee and E&Y each concluded that there were violations of the Commission’s independence rules.  Consequently, the Audit Committee conducted an inquiry into, and an evaluation of, the facts and circumstances surrounding the matters presented, after which inquiry and evaluation the Audit Committee and E&Y each concluded pursuant to Rule 2-01(b) of Regulation S-X under the Exchange Act that there has been no impairment of E&Y’s independence for the 2003 or 2004 audit.  E&Y concluded, and the Audit Committee concurred, that E&Y’s capacity for objective judgment was not and is not diminished and that the investing public would not perceive that an impairment of independence affecting the integrity of the financial statements has occurred.  Based upon all the facts and circumstances, E&Y and the Audit Committee share the view that, throughout the audit and professional engagement period and continuing to date, E&Y has been and continues to be capable of exercising objective and impartial judgment on all issues encompassed within the audit engagement. In particular, the Audit Committee concluded that: the individuals involved did not, at any time, appreciate the consequences of the actions taken; and the amounts involved, individually and in the aggregate, were de minimis.  In addition, the Audit Committee understands that the E&Y audit team believed they were independent, that matters affecting independence had been addressed prior to E&Y being engaged in October 2003 and that the audit team conducted themselves accordingly and were not influenced, directly or indirectly, by any of the matters noted.  The Audit Committee was separately advised by both management and E&Y that these violations did not result in any change to any aspect of the Company’s financial statements.  In addition to the steps already implemented at the direction of the Audit Committee in connection with the inquiry, including the retention of the forensic accounting firm, the termination of the E&Y tax operations services arrangement, and the termination of the arrangement between JCL and an affiliate of E&Y Canada in January 2005 without payment of any fees or expenses by JCL, Jostens or Holdings to such firm, the Audit Committee directed that certain long-term remedial efforts and initiatives be taken which are designed to prevent independence issues from occurring in the future, including:

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

(a)           List of documents filed as part of this report:

(1)           Financial Statements

(a)           Visant Holding Corp. and subsidiaries

(i)             Reports of Independent Registered Public Accounting Firms

(ii)          Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(iii)       Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

(iv)      Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(v)         Consolidated Statements of Changes in Stockholders’ (Deficit) Equity  for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(b)           Visant Corporation and subsidiaries

(i)             Reports of Independent Registered Public Accounting Firms

(ii)          Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005 and  January 1, 2005

(iii)       Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

(iv)      Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(v)         Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005

(c)           Notes to Consolidated Financial Statements

(2)           Financial Statement Schedule

Reports of Independent Registered Public Accounting Firms

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)           Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)           Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(16)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.
2.2(14)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(15)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp.(f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(27)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corporation and R.R. Donnelley & Sons Company.

3.1(3)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.2(23)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(23)	Certificate of Incorporation of Visant Secondary Holding Corp.

3.5(23)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(23)	By-Laws of Visant Secondary Holding Corp.

3.7(6)	Amended and Restated Certificate of Incorporation of Visant Corporation(f/k/a Jostens IH Corp.)

3.8(23)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(6)	By-Laws of Visant Corporation.

3.10(20)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(21)	By-Laws of Jostens, Inc.

3.12(5)	Amended and Restated Certificate of Incorporation of Von Hoffmann Holdings Inc.

3.13(8)	By-Laws of Von Hoffmann Holdings Inc.

3.14(8)	Certificate of Incorporation of Von Hoffmann Corporation and Certificate of Ownership and Merger of Von Hoffmann Graphics, Inc. with and into Von Hoffmann Press, Inc.

3.15(8)	By-Laws of Von Hoffmann Corporation.

3.16(19)	Articles of Incorporation of The Lehigh Press, Inc.

3.17(19)	Amended and Restated By-Laws of The Lehigh Press, Inc.

3.18(8)	Certificate of Incorporation of Precision Offset Printing Company, Inc.

3.19(8)	By-Laws of Precision Offset Printing Company, Inc.

3.20(8)	Certificate of Incorporation of Anthology, Inc.(f/k/a H&S Graphics, Inc.)

3.21(6)	Certificate of Amendment to the Certificate of Incorporation of Anthology, Inc.

3.22(8)	By-Laws of Anthology, Inc.

3.23(5)	Amended and Restated Certificate of Incorporation of AHC I Acquisition Corp.

3.24(6)	By-Laws of AHC I Acquisition Corp.

3.25(9)	Certificate of Incorporation of AKI Holding Corp.

3.26(10)	By-Laws of AKI Holding Corp.

3.27(11)	Certificate of Incorporation of AKI, Inc.

3.28(12)	By-Laws of AKI, Inc.

3.29(6)	Certificate of Incorporation of IST, Corp.

3.30(6)	By-Laws of IST, Corp.

4.1(4)	Indenture, dated December 2, 2003, between Visant Holding Corp. and BNY Midwest Trust Company, as trustee.

4.2(4)	Registration Rights Agreement, dated November 25, 2003 among Visant Holding Corp., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.3(6)	Indenture, dated October 4, 2004 among Visant Corporation, the guarantors parties thereto and The Bank of New York, as trustee.

4.4(6)	Exchange and Registration Rights Agreement, dated October 4, 2004, among Visant Corporation, the guarantors parties thereto, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.5(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

4.6(26)	Indenture, dated April 4, 2006, between Visant Holding Corp. and U.S. Bank National Association, as trustee.

4.7(26)	Registration Rights Agreement, dated April 4, 2006, among Visant Holding Corp., Lehman Brothers Inc. and Banc of America Securities LLC.

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

10.2(6)

U.S. Guarantee, dated as of October 4, 2004, among Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.3(6)

Canadian Guarantee, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.4(6)

Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.5(6)	Canadian Security Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and

Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.6(6)

Pledge Agreement, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.7(6)

Canadian Pledge Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.8(6)

Trademark Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.9(6)

Patent Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation., the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.10(6)

Copyright Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.11(17)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.12(19)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.13(18)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.14(7)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.15(22)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.16(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.17(2)	Employment Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.18(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.19(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.20(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.21(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.22(8)	Employment Agreement, dated as of January 31, 2002, between Von Hoffmann Corporation and Robert Mathews.*

10.23(13)	Separation Agreement, dated as of July 14, 2004, among Visant Holding Corp., Jostens, Inc. and Robert C. Buhrmaster.*

10.24(13)	Separation Agreement, dated as of September 17, 2004, among Visant Holding Corp., Jostens, Inc. and Steven A. Tighe.*

10.25(5)	Separation Agreement, dated September 30, 2004, among AHC I Acquisition Corp., AKI Holding Corp., AKI, Inc. and William J. Fox.*

10.26(5)

Amendment No. 1 and Agreement, dated as of December 21, 2004, to the Credit Agreement dated as of October 4, 2004, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent.

10.27(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.28(5)	Amendment No. 1 to Executive Employment Agreement, dated as of December 30, 2004, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Robert S. Mathews.*

10.29(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.30(23)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.31(23)	Form of Management Stockholder’s Agreement.*

10.32(23)	Form of Sale Participation Agreement.*

10.33(23)	Form of Visant Holding Corp. Stock Option Agreement.*

10.34(17)	Form of Jostens, Inc. Stock Option Agreement.*

10.35(23)	Form of Von Hoffmann Holdings, Inc. Stock Option Agreement.*

10.36(19)	Employment Agreement, dated as of September 5, 2003, between Von Hoffmann Corporation and John R. DePaul.*

10.37(25)	Amendment No. 1 to Executive Employment Agreement, dated as of April 1, 2005, among Von Hoffmann Holdings Inc., Von Hoffmann Corporation and John R. DePaul.*

10.38(25)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.39(25)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.40(18)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.41(28)	Form of Amended and Restated Contract entered into with respect to Executive Supplemental Retirement Plan.*

12.1(28)	Computation of Ratio of Earnings to Fixed Charges.

14.1(23)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

16.1(24)	E&Y Letter Change in Certifying Accountant.

21(28)	Subsidiaries of Visant Holding Corp.

31.1(28)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2(28)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3(28)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4(28)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(28)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2(28)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3(28)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4(28)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

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

(3)                                  Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)                                  Incorporated by reference to Visant Holding Corp.’s Form S-4 (file no. 333-112055), filed on January 21, 2004.

(5)                                  Incorporated by reference to Visant Corporation’s Form S-4/A (file no. 333-120386), filed on February 14, 2005.

(6)                                  Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(7)                                  Incorporated by reference to Jostens, Inc.’s Form S-4(file no. 333-45006), filed on September 1, 2000.

(8)                                  Incorporated by reference to Von Hoffmann Holdings, Inc. and Von Hoffmann Corporation’s Form S-1(file no. 333-90992), filed on June 21, 2002.

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

(12)                            Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.

(13)                            Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 16, 2004.

(14)                            Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.

(15)                            Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.

(16)                            Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.

(17)                            Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.

(18)                            Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.

(19)                            Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.

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

(21)                            Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.

(22)                            Incorporated by reference to Jostens, Inc.’s Form 8, dated May 2, 1991.

(23)                            Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.

(24)                            Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed April 19, 2005.

(25)                            Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.

(26)                            Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on April 6, 2006.

(27)                            Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.

(28)                            Filed herewith.

*                                         Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP.
VISANT CORPORATION

Date: March 28, 2007	/s/ Marc L. Reisch
Marc L. Reisch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Chairman of the Board, President and
Date: March 28, 2007	/s/ Marc L. Reisch	Chief Executive Officer
	Marc L. Reisch	(Principal Executive Officer)

Date: March 28, 2007	/s/ Paul B. Carousso	Vice President, Finance
	Paul B. Carousso	(Principal Financial and Accounting
Officer)

Date: March 28, 2007	/s/ David F. BUrgstahler	Director
David F. Burgstahler

Date: March 28, 2007		Director
George M.C. Fisher

Date: March 28, 2007	/s/ ALEXANDER NAVAB	Director
Alexander Navab

Date: March 28 , 2007	/s/ TAGAR C. OLSON	Director
Tagar C. Olson

Date: March 28, 2007		Director
Charles P. Pieper

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements
Visant Holding Corp. and subsidiaries:

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-4

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-6

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-7

Visant Corporation and subsidiaries:

Reports of Independent Registered Public Accounting Firm	F-8

Consolidated Statements of Operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-9

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-10

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-11

Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-12

Notes to Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Visant Holding Corp.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Visant Holding Corp. and subsidiaries (Visant Holding Corp.) and Visant Corporation and subsidiaries (Visant Corporation) for the year ended January 1, 2005.  The financial statements are the responsibility of Visant Holding Corp. and Visant Corporation’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Visant Holding Corp.’s, and Visant Corporation’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Visant Holding Corp.’s, and Visant Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Visant Holding Corp. and Visant Corporation for the year ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Minneapolis, Minnesota
February 18, 2005, except for Note 18
as to which the date is March 27, 2006,
and except Notes 6 and 21 as to which
the date is March 23, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Visant Holding Corp.
Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2007

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2006	2005	2004
Net sales	$1,186,604	$1,110,673	$1,051,915
Cost of products sold	587,555	562,135	586,169
Gross profit	599,049	548,538	465,746
Selling and administrative expenses	394,726	389,398	386,198
Gain on disposal of fixed assets	(1,212)	(387)	(87)
Transaction costs	—	1,172	6,815
Special charges	2,446	5,389	11,799
Operating income	203,089	152,966	61,021
Interest income	(2,484)	(1,291)	(451)
Interest expense	151,484	126,085	125,569
Loss on redemption of debt	—	—	31,931
Other income	—	—	(1,092)
Income (loss) before income taxes	54,089	28,172	(94,936)
Provision for (benefit from) income taxes	15,675	10,524	(34,272)
Income (loss) from continuing operations	38,414	17,648	(60,664)
Income (loss) from discontinued operations, net of tax	9,561	19,001	(40,034)
Net income (loss)	$47,975	$36,649	$(100,698)

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands	2006	2005
ASSETS
Cash and cash equivalents	$18,778	$20,706
Accounts receivable, net	144,681	119,845
Inventories, net	105,333	95,655
Salespersons overdrafts, net of allowance of $12,621 and $12,517, respectively	27,292	30,785
Prepaid expenses and other current assets	19,791	15,479
Deferred income taxes	11,850	13,672
Current assets of discontinued operations	56,649	86,959
Total current assets	384,374	383,101
Property, plant and equipment	305,703	257,657
Less accumulated depreciation	(145,122)	(119,764)
Property, plant and equipment, net	160,581	137,893
Goodwill	919,638	909,432
Intangibles, net	530,669	554,911
Deferred financing costs, net	48,782	50,400
Other assets	13,181	12,075
Long-term assets of discontinued operations	265,519	318,803
Total assets	$2,322,744	$2,366,615

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term borrowings	$—	$11,868
Accounts payable	56,436	38,436
Accrued employee compensation and related taxes	41,256	34,600
Commissions payable	21,671	18,768
Customer deposits	171,258	161,376
Income taxes payable	5,550	9,772
Interest payable	13,227	10,394
Other accrued liabilities	23,637	22,384
Current liabilities of discontinued operations	34,849	39,872
Total current liabilities	367,884	347,470

Long-term debt - less current maturities	1,770,657	1,501,246
Deferred income taxes	175,200	204,572
Pension liabilities, net	21,484	25,112
Other noncurrent liabilities	17,495	18,188
Long-term liabilities of discontinued operations	6,696	14,742
Total liabilities	2,359,416	2,111,330

Mezzanine equity	9,717	—

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,976,659 shares and 5,973,659 at December 30, 2006 and December 31, 2005, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at December 30, 2006 and December 31, 2005
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at December 30, 2006 and December 31, 2005	60	60
Additional paid-in-capital	175,427	525,593
Accumulated deficit	(222,993)	(270,968)
Accumulated other comprehensive income	1,117	600
Total stockholders’ (deficit) equity	(46,389)	255,285
Total liabilities and stockholders’ (deficit) equity	$2,322,744	$2,366,615

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2006	2005	2004

Net income (loss)	$47,975	$36,649	$(100,698)
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(9,561)	(19,001)	40,034
Depreciation	30,961	35,872	42,431
Amortization of intangible assets	49,832	50,904	93,393
Amortization of debt discount, premium and deferred financing costs	30,754	31,646	23,417
Other amortization	804	774	847
Accrued interest on redeemable preferred stock	—	—	34,161
Deferred income taxes	(27,553)	12,914	(67,379)
Loss on redemption of debt	—	—	31,931
Gain on sale of assets	(1,212)	(387)	(87)
Stock-based compensation	236	116	—
Loss on asset impairments	2,341	—	—
Other	—	—	743
Changes in assets and liabilities:
Accounts receivable	(10,568)	(12,434)	(8,190)
Inventories	(5,965)	(3,490)	(8,316)
Salespersons overdrafts	3,321	(696)	(4,456)
Prepaid expenses and other current assets	(4,903)	(5,631)	1,157
Accounts payable and accrued expenses	17,780	(4,487)	13,423
Customer deposits	10,021	6,392	6,181
Commissions payable	2,711	4,443	(1,545)
Income taxes payable	(4,125)	1,507	10,854
Interest payable	2,833	(1,658)	(634)
Other	(8,411)	(7,212)	(8,403)
Net cash provided by operating activities of continuing operations	127,271	126,221	98,864
Net cash provided by operating activities of discontinued operations	35,355	42,248	15,268
Net cash provided by operating activities	162,626	168,469	114,132
Purchases of property, plant and equipment	(51,874)	(28,703)	(37,659)
Proceeds from sale of property and equipment	10,526	1,289	6,831
Acquisition of businesses	(55,792)	(22)	—
Proceeds from sale of business	64,092	—	—
Other investing activities, net	(413)	(259)	(183)
Net cash used in investing activities of continuing operations	(33,461)	(27,695)	(31,011)
Net cash used in investing activities of discontinued operations	(19,106)	(11,406)	(6,934)
Net cash used in investing activities	(52,567)	(39,101)	(37,945)
Net short-term (repayments) borrowings	(11,454)	3,080	(9,444)
Repurchase of common stock and warrants	—	—	(2,948)
Redemption of preferred stock	—	—	(188,849)
Principal payments on long-term debt	(100,000)	(203,500)	(464,955)
Redemption of senior subordinated notes	—	—	(234,486)
Redemption of senior notes	—	—	(106,456)
Redemption of PIK notes to stockholders	—	—	(81,037)
Proceeds from issuance of long-term debt	350,000	—	1,524,000
Proceeds from issurance of common stock	—	6,133	4,500
Net proceeds from issuance of common stock to KKR	—	—	44,990
Distribution to shareholders	(340,700)	—	—
Debt financing costs	(9,719)	(218)	(61,430)
Other financing	—	920	—
Net cash (used in) provided by financing activities of continuing operations	(111,873)	(193,585)	423,885
Net cash used in financing activities of discontinued operations	—	(108)	(464,336)
Net cash used in financing activities	(111,873)	(193,693)	(40,451)
Effect of exchange rate changes on cash and cash equivalents	(114)	67	116
(Decrease) increase in cash and cash equivalents	(1,928)	(64,258)	35,852
Cash and cash equivalents, beginning of period	20,706	84,964	49,112
Cash and cash equivalents, end of period	$18,778	$20,706	$84,964

Supplemental information:
Interest paid	$116,376	$94,552	$143,976

Income taxes paid, net of refunds - Continuing operations	$42,567	$(5,930)	$(2,753)
Income taxes paid, net of refunds - Discontinued operations	$13,424	$15,359	$4,915
Income taxes paid, net of refunds - Total	$55,991	$9,429	$2,162

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

						Accumulated
			Additional			other
In thousands	Common shares		paid-in	Officer notes	Accumulated	comprehensive
	Number	Amount	capital	receivable	deficit	income (loss)	Total
Balance — January 3, 2004	3,229	$32	$380,377	$(528)	$(206,919)	$906	$173,868
Net loss					(100,698)		(100,698)
Cumulative translation adjustment						553	553
Comprehensive loss							(100,145)
Accrued interest on officer notes receivable				(38)			(38)
Payment on officer notes receivable				566			566
Issuance of common stock to KKR, net of equity raising costs of $18,587	2,664	27	237,441				237,468
Issuance of common stock	47		4,500				4,500
Repurchase of common stock	(31)	—	(2,948)				(2,948)
Return of capital			(175,648)				(175,648)
Gain on redemption of preferred stock			74,691				74,691
Balance — January 1, 2005	5,909	$59	$518,413	$—	$(307,617)	$1,459	$212,314
Net income					36,649		36,649
Cumulative translation adjustment						(859)	(859)
Comprehensive income							35,790
Issuance of common stock and stock based compensation expense	65	1	6,261				6,262
Tax benefit for equity raising costs			919				919
Balance — December 31, 2005	5,974	$60	$525,593	$—	$(270,968)	$600	$255,285
Net income					47,975		47,975
Cumulative translation adjustment						654	654
Minimum pension liability						(137)	(137)
Comprehensive loss							48,492
Reclass to mezzanine equity			(9,717)				(9,717)
Distribution to shareholders			(340,700)				(340,700)
Issuance of common stock and stock based compensation expense	3	—	251				251
Balance — December 30, 2006	5,977	$60	$175,427	$—	$(222,993)	$1,117	$(46,389)

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2007

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2006	2005	2004
Net sales	$1,186,604	$1,110,673	$1,051,915
Cost of products sold	587,555	562,135	586,169
Gross profit	599,049	548,538	465,746
Selling and administrative expenses	394,366	389,171	386,327
Gain on disposal of fixed assets	(1,212)	(387)	(87)
Transaction costs	—	1,172	6,815
Special charges	2,446	5,389	11,799
Operating income	203,449	153,193	60,892
Interest income	(2,449)	(1,195)	(423)
Interest expense	107,871	108,040	109,079
Loss on redemption of debt	—	—	31,931
Other income	—	—	(1,092)
Income (loss) before income taxes	98,027	46,348	(78,603)
Provision for (benefit from) income taxes	31,214	17,249	(28,229)
Income (loss) from continuing operations	66,813	29,099	(50,374)
Income (loss) from discontinued operations, net of tax	9,561	19,001	(40,034)
Net income (loss)	$76,374	$48,100	$(90,408)

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands	2006	2005
ASSETS
Cash and cash equivalents	$18,043	$19,874
Accounts receivable, net	144,681	119,845
Inventories, net	105,333	95,655
Salespersons overdrafts, net of allowance of $12,621 and $12,517, respectively	27,292	30,785
Prepaid expenses and other current assets	20,309	15,514
Deferred income taxes	11,850	13,672
Current assets of discontinued operations	56,649	86,959
Total current assets	384,157	382,304
Property, plant and equipment	305,703	257,657
Less accumulated depreciation	(145,122)	(119,764)
Property, plant and equipment, net	160,581	137,893
Goodwill	919,638	909,432
Intangibles, net	530,669	554,911
Deferred financing costs, net	35,557	45,430
Other assets	13,181	12,075
Long-term assets of discontinued operations	265,519	318,803
Total assets	$2,309,302	$2,360,848

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$11,868
Accounts payable	56,436	38,436
Accrued employee compensation and related taxes	41,256	34,600
Commissions payable	21,671	18,768
Customer deposits	171,258	161,376
Income taxes payable	14,764	10,167
Other accrued liabilities	34,287	32,843
Current liabilities of discontinued operations	34,849	39,872
Total current liabilities	374,521	347,930

Long-term debt - less current maturities	1,216,500	1,316,500
Deferred income taxes	194,925	217,427
Pension liabilities, net	21,484	25,112
Other noncurrent liabilities	17,495	18,188
Long-term liabilities of discontinued operations	6,696	14,742
Total liabilities	1,831,621	1,939,899

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at December 30, 2006 and December 31, 2005, respectively.	—	—
Common stock $.01 par value; authorized 1,000 shares; issued and outstanding at December 30, 2006 and December 31, 2005, respectively.	—	—
Additional paid-in-capital	648,599	668,758
Accumulated deficit	(172,035)	(248,409)
Accumulated other comprehensive income	1,117	600
Total stockholder’s equity	477,681	420,949
Total liabilities and stockholder’s equity	$2,309,302	$2,360,848

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2006	2005	2004

Net income (loss)	$76,374	$48,100	$(90,408)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	(9,561)	(19,001)	40,034
Depreciation	30,961	35,872	42,225
Amortization of intangible assets	49,832	50,904	93,393
Amortization of debt discount, premium and deferred financing costs	9,880	13,603	7,120
Other amortization	804	774	847
Accrued interest on redeemable preferred stock	—	—	34,161
Deferred income taxes	(20,683)	19,414	(61,498)
Loss on redemption of debt	—	—	31,931
Gain on sale of assets	(1,212)	(387)	(87)
Loss on asset impairments	2,341	—	—
Other	—	—	1,032
Changes in assets and liabilities:
Accounts receivable	(10,568)	(12,434)	(8,190)
Inventories	(5,965)	(3,490)	(8,316)
Salespersons overdrafts	3,321	(696)	(4,456)
Prepaid expenses and other current assets	(4,903)	(5,631)	1,157
Accounts payable and accrued expenses	17,780	(4,487)	13,897
Customer deposits	10,021	6,392	6,181
Commissions payable	2,711	4,443	(1,545)
Income taxes payable	4,543	1,732	11,016
Interest payable	256	(1,658)	(634)
Other	(8,822)	(8,233)	(7,349)
Net cash provided by operating activities of continuing operations	147,110	125,217	100,511
Net cash provided by operating activities of discontinued operations	35,355	42,248	15,268
Net cash provided by operating activities	182,465	167,465	115,779
Purchases of property, plant and equipment	(51,874)	(28,703)	(32,743)
Proceeds from sale of property and equipment	10,526	1,289	1,831
Acquisition of business	(55,792)	(22)	—
Proceeds from sale of business	64,092	—	—
Other investing activities, net	(413)	(259)	(183)
Net cash used in investing activities of continuing operations	(33,461)	(27,695)	(31,095)
Net cash used in investing activities of discontinued operations	(19,106)	(11,406)	(6,934)
Net cash used in investing activities	(52,567)	(39,101)	(38,029)
Net short-term (repayments) borrowings	(11,454)	3,080	(9,444)
Redemption of preferred stock	—	—	(188,849)
Principal payments on long-term debt	(100,000)	(203,500)	(460,955)
Redemption of senior subordinated notes	—	—	(234,486)
Redemption of senior notes	—	—	(106,456)
Redemption of PIK notes to stockholders	—	—	(81,037)
Proceeds from issuance of long-term debt	—	—	1,520,000
Net proceeds from issuance of common stock to KKR	—	9,000	47,490
Distribution to shareholders	(20,161)	—	—
Debt financing costs	—	(218)	(61,255)
Other financing	—	920	—
Net cash (used in) provided by financing activities of continuing operations	(131,615)	(190,718)	425,008
Net cash used in financing activities of discontinued operations	—	(108)	(464,336)
Net cash used in financing activities	(131,615)	(190,826)	(39,328)
Effect of exchange rate changes on cash and cash equivalents	(114)	67	116
(Decrease) increase in cash and cash equivalents	(1,831)	(62,395)	38,538
Cash and cash equivalents, beginning of period	19,874	82,269	43,731
Cash and cash equivalents, end of period	$18,043	$19,874	$82,269
Supplemental information:
Interest paid	$96,630	$94,552	$143,976
Income taxes paid, net of refunds - Continuing operations	$42,567	$(5,930)	$(2,753)
Income taxes paid, net of refunds - Discontinued operations	$13,424	$15,359	$4,915
Income taxes paid, net of refunds - Total	$55,991	$9,429	$2,162

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

						Accumulated
			Additional			other
	Common shares		paid-in	Officer notes	Accumulated	comprehensive
In thousands	Number	Amount	capital	receivable	deficit	income (loss)	Total
Balance - January 3, 2004	1	$—	$519,815	$(528)	$(206,101)	$906	$314,092
Net loss					(90,408)		(90,408)
Cumulative translation adjustment						553	553
Comprehensive loss							(89,855)
Accrued interest on officer notes receivable				(38)			(38)
Payment on officer notes receivable				566			566
Contribution from Visant Holding Corp., net of equity raising costs of $18,587			239,968				239,968
Distribution to shareholders			(175,648)				(175,648)
Gain on redemption of preferred stock			74,691				74,691
Balance - January 1, 2005	1	$—	$658,826	$—	$(296,509)	$1,459	$363,776
Net income					48,100	—	48,100
Cumulative translation adjustment						(859)	(859)
Comprehensive income							47,241
Contribution from Visant Holding Corp.			9,013				9,013
Tax benefit for equity raising costs			919				919
Balance - December 31, 2005	1	$—	$668,758	$—	$(248,409)	$600	$420,949
Net income					76,374		76,374
Cumulative translation adjustment						654	654
Minimum pension liability						(137)	(137)
Comprehensive income							76,891
Distribution to Visant Holding Corp.			(20,159)				(20,159)
Balance - December 30, 2006	1	$—	$648,599	$—	$(172,035)	$1,117	$477,681

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

1.                                     Summary of Significant Accounting Policies

Description of Business

The Company is a marketing and publishing services enterprise servicing school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets. The Company was formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade. These subsidiaries are currently integrated into three reportable segments:  Jostens Scholastic, Jostens Yearbook and Marketing and Publishing Services.

On June 8, 2006, the Company entered into definitive agreements to sell its Jostens Photography businesses, which previously comprised a reportable segment.  The transactions closed on June 30, 2006.  The discontinued operations of the Jostens Photography businesses are excluded from the consolidated financial statements retrospective from the date of disposition (see Note 6).

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses together were held as assets for sale.  On January 3, 2007, the Company entered into a Stock Purchase Agreement (the “Von Hoffmann Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  This sale is subject to regulatory approval and is pending based on ongoing regulatory review through a second request by the Federal Trade Commission.  The operations of Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. (see Note 6).

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff will operate as a direct subsidiary of Visant under the Neff brand name and its results will be reported together with the results of the Jostens scholastic operations as the renamed Scholastic segment.

Basis of Presentation

The consolidated financial statements included herein are:

•       Visant Holding Corp. and its wholly-owned subsidiaries (Holdings) which includes Visant Corporation (Visant); and

•       Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than certain indebtedness of Holdings.  Holdings has 10.25% senior discount notes, which had an accreted value of $204.2 and $184.7 million as of December 30, 2006 and December 31, 2005, respectively, and $350.0 million principal amount of 8.75% Senior Notes as of December 30, 2006.

All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.  The reclassifications are related to discontinued operations and are discussed in Note 6.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Fiscal Year

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31st .

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results will differ from these estimates.

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

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred.  These costs  primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses include advertising expense of $5.6 million for 2006, $6.0 million for 2005 and $6.2 million for 2004.

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Supplier Concentration

Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany. The Company believes this supplier is also a supplier to its major class ring competitors in the United States. Arcade’s products utilize specific grades of paper and foil laminates for which we rely on limited suppliers with whom we do not have written supply agreements in place.

Derivative Financial Instruments

All derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivatives and Hedging Activities, as amended. SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships.  Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the current period.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share Based Payment  (“SFAS No. 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the year ended December 30, 2006, the Company recognized compensation expense related to stock options of approximately $0.2 million, which is included in selling and administrative expenses.  Refer to Note 17, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreement), to repurchase the common shares from the holder and settle amounts in cash.  In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of December 30, 2006.

Cash and Cash Equivalents

All investments with an original maturity of three months or less on their acquisition date are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company makes estimates of potentially uncollectible customer accounts receivable and evaluates the adequacy of the allowance periodically.  The evaluation considers historical loss experience, the length of time receivables are past due, adverse situations that may affect a customer’s ability to pay, and prevailing economic conditions.  The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve.  This evaluation is inherently subjective and estimates may be revised as more information becomes available.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Allowance for Sales Returns

The Company makes estimates of potential future product returns related to current period product revenue. The Company evaluates the adequacy of the allowance periodically.  This evaluation considers historical return experience, changes in customer demand and acceptance of the Company’s products and prevailing economic conditions.  The Company makes adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Salespersons Overdrafts

The Company makes estimates of potentially uncollectible receivables arising from sales representative draws paid in advance of earned commissions. These estimates are based on historical commissions earned and length of service for each sales representative.  The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation considers historical loss experience, length of time receivables past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions.  The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold and certain paper types, which are determined using the last-in, first-out (LIFO) method.  Cost includes direct materials, direct labor and applicable overhead.  Obsolescence reserves are provided as necessary in order to approximate inventories at market value.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except when adjusted to fair value in applying purchase accounting in conjunction with an acquisition or merger. Maintenance and repairs are charged to operations as incurred. Major renewals and improvements are capitalized. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

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

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are evaluated in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS No. 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. There were no indicators of impairment at December 30, 2006.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are delivered.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the year and the change in deferred taxes during the year. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards.  For fiscal years ended 2006, 2005 and 2004, the provision for the lifetime warranty on rings was less than $1.0 million.  Warranty repair costs for rings manufactured in the current school

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

year are expensed as incurred.  Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million and $1.0 million as of December 30, 2006 and December 31, 2005, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The new guidance became effective for us in the beginning of fiscal 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  We are currently evaluating the provisions of FIN 48 to determine the impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the provisions of SFAS No. 157 to determine the impact, if any, on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us the first fiscal year ending after June 15, 2007.  We are currently evaluating the provisions of SFAS No. 158 to determine the impact, if any, on our financial statements.

In September 2006, the SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to clarify consideration of the effects of the prior year errors when quantifying misstatements in current year financial statements.  SAB 108 states that registrants should quantify errors using both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The new guidance is applicable to annual financial statements for fiscal years ending after November 15, 2006.  The Company assessed the effects of the adoption and determined that adopting this pronouncement did not have an impact on the financial statements.

2.                                     Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of March 12, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of the economic interests. As of March 12, 2007, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.6% of the voting interests and approximately 1.7% of the economic interests of Holdings.

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

The 2003 Jostens merger was accounted for as a purchase in accordance with the provisions of SFAS No. 141 Business Combinations. The price paid to holders of common stock and warrants of $471.0 million, excluding certain capitalized transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their relative fair values as of the date of the merger.

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

4.                                     Restructuring Activity and Other Special Charges

For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs.  The severance costs and related benefits included $0.1 million for Jostens Yearbook and $0.1 million for Jostens Scholastic.  Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations.  Additionally, headcount reductions related to these activities totaled five, 13 and four employees for Jostens Yearbook, Jostens Scholastic and Marketing and Publishing Services, respectively.

Restructuring accruals of $1.4 million as of December 30, 2006 and $3.2 million as of December 31, 2005 are included in other accrued liabilities in the consolidated balance sheets.  The accruals as of December 30, 2006 include amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through December 30, 2006, the Company incurred $17.5 million of employee severance costs related to initiatives that began in 2004 (“2004 initiatives”), which affected 254 employees. To date, the Company has paid $16.1 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2006 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 31, 2005	$—	$1,550	$1,682	$3,232
Restructuring charges	981	(651)	(14)	316
Severance paid	(468)	(788)	(913)	(2,169)
Balance at December 30, 2006	$513	$111	$755	$1,379

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company expects the majority of the remaining severance related to the 2004, 2005, and 2006 Initiatives to be paid during 2007.

5.                                      Acquisitions

On September 8, 2006, a newly formed subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of the Vertis, Inc. fragrance sampling business for approximately $42.3 million in cash.  The acquired business currently operates under the Arcade Marketing name.  The acquisition was a strategic step to continue to expand the Company’s Marketing and Publishing Services segment which services the fragrance, cosmetic, personal care and other consumer product market segments.  The results of these acquired operations have been included in the Consolidated Financial Statements since that date.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”).  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are subject to change due to certain working capital adjustments.

The allocation of the purchase price was as follows:

In thousands
Current assets	$9,720
Property, plant and equipment	387
Intangible assets	21,200
Goodwill	13,103
Current liabilities	(2,084)
$42,326

In connection with the purchase accounting related to the acquisition of the Vertis fragrance sampling business, the intangible assets and goodwill approximated $34.2 million, which consisted of:

In thousands
Customer relationships	$4,200
Restrictive covenants	17,000
Goodwill	13,103
$34,303

The amounts allocated to the customer relationships of $4.2 million will be amortized over a 15-year period.  The amounts allocated to the restrictive covenants of $17.0 million relate to the restrictive covenant agreement between the Company and Vertis in connection with the acquisition.  The restrictive covenants will be amortized over the life of the agreement, which is 10 years.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The results of operations from this acquisition are reported as part of the Marketing and Publishing Services business segment, and as such, all of its goodwill will be allocated to that segment.   Substantially all of the goodwill will be fully amortizable for tax purposes.

On June 16, 2006, the Company acquired through a wholly owned subsidiary substantially all of the assets and assumed certain liabilities of the Dixon Web operation of the Sleepeck Printing Company, a provider of innovative marketing services and products located in Dixon, Illinois, for approximately $12.5 million in cash.  At the time of the acquisition, the name of the business was established as Dixon Direct Corp. (“Dixon”).  The results of Dixon’s operations have been included in the consolidated financial statements since that date.  The acquisition, combined with capital expenditures made at the Dixon facility subsequent to the transaction, significantly expand Visant’s Marketing and Publishing Services capacity and production capabilities.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141.  The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are considered final at December 30, 2006.

The allocation of the purchase price was as follows:

In thousands
Current assets	$3,851
Property, plant and equipment	9,600
Goodwill	2,220
Current liabilities	(3,012)
Other non-current liabilities	(191)
$12,468

Dixon is reported as part of the Marketing and Publishing Services business segment, and as such, all of its goodwill will be allocated to that segment.  Substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial position or cash flows.

6.    Discontinued Operations

As of December 30, 2006 the Company’s Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale.  Consequently, the results of these businesses, which comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, have been reclassified on the consolidated statement of operations to be included in the caption titled “Income (loss) from discontinued operations, net”.  Previously the results of these businesses included certain allocated corporate costs which have been reallocated to the remaining continuing operations.

Included in the income (loss) from discontinued operations in the consolidated statements of operations are the following:

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In thousands	2006	2005	2004
Net sales from discontinued operations	$290,838	$322,607	$342,709

Pretax income (loss) from discontinued operations	25,145	29,898	(61,837)
Income tax provision (benefit) from discontinued operations	9,442	11,857	(19,856)
Income (loss) from discontinued operations, net of tax	$15,703	$18,041	$(41,981)

The Von Hoffmann businesses have been classified in the consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

In thousands	2006	2005
Assets:
Accounts receivable, net	$32,338	$43,897
Inventories, net	22,809	33,307
Prepaid expenses and other current assets	1,461	1,260
Total current assets of discontinued operations	56,608	78,464

Property, plant and equipment, net	91,567	93,075
Goodwill	173,952	173,952
Total assets of discontinued operations	$322,127	$345,491

Liabilities:
Accounts payable	$13,591	$16,228
Accrued employee compensation and related taxes	5,797	5,384
Commissions payable	456	547
Customer deposits	1,291	3,080
Other accrued liabilities	6,428	4,113
Total current liabilities of discontinued operations	27,563	29,352

Other noncurrent liabilities	6,522	6,981
Total liabilities of discontinued operations	$34,085	$36,333

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The sale closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million. Accordingly, this segment has been reported as discontinued.  Included in the (loss) income  from discontinued operations in the consolidated statements of operations are the following:

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In thousands	2006	2005	2004
Net sales from discontinued operations	$21,645	$66,893	$67,537
Pretax (loss) income from discontinued operations	(8,941)	4,275	3,304
Income tax (benefit) provision from discontinued operations	(3,425)	3,315	1,357
Net operating (loss) income from discontinued operations	(5,516)	960	1,947
Loss on sale of segment, net of tax	(626)	—	—
(Loss) income from discontinued operations, net of tax	$(6,142)	$960	$1,947

Included in loss on sale of segment is tax expense of $6.1 million arising from the taxable gain on the transaction.

The Jostens Photography segment has been classified in the consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

In thousands	2006	2005

Assets:
Accounts receivable, net	$—	$598
Inventories, net	—	1,820
Salespersons overdrafts	—	5,878
Prepaid expenses and other current assets	41	199
Total current assets of discontinued operations	41	8,495

Property, plant and equipment, net	—	4,931
Goodwill	—	25,017
Intangibles, net	—	21,828
Total assets of discontinued operations	$41	$60,271

Liabilities:
Accounts payable	$50	$1,947
Accrued employee compensation and related taxes	—	1,610
Commissions payable	—	1,640
Customer deposits	—	1,865
Other accrued liabilities	5,542	1,733
Total current liabilities of discontinued operations	5,592	8,795

Other noncurrent liabilities	174	7,761
Total liabilities of discontinued operations	$5,766	$16,556

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In addition, $1.7 million for 2006 and 2005 of transition benefits relating to the Jostens Recognition business, which was discontinued in 2001, are included in “current liabilities of discontinued operations” in the consolidated balance sheet for all periods presented.  Transition benefits will continue to be paid through the period of statutory obligations.

7.                 Accumulated Other Comprehensive Income

The following amounts were included in determining comprehensive income for the years indicated:

			Accumulated
	Foreign	Minimum	other
	currency	pension	comprehensive
In thousands	translation	liability	income (loss)
Balance at January 3, 2004	$906	$—	$906
Fiscal 2004 period change	553	—	553
Balance at January 1, 2005	$1,459	$—	$1,459
Fiscal 2005 period change	(859)	—	(859)
Balance at December 31, 2005	$600	$—	$600
Fiscal 2006 period change	654	(137)	517
Balance at December 30, 2006	$1,254	$(137)	$1,117

8.                 Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	2006	2005
Trade receivables	$154,685	$129,464
Allowance for doubtful accounts	(2,726)	(3,685)
Allowance for sales returns	(7,278)	(5,934)
Accounts receivable, net	$144,681	$119,845

Net inventories were comprised of the following:

In thousands	2006	2005
Raw materials and supplies	$31,814	$23,510
Work-in-process	34,142	31,594
Finished goods	39,369	40,543
	105,325	95,647
LIFO reserve	8	8
Inventories, net	$105,333	$95,655

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in the financial statements. The value of consigned inventory at December 30, 2006 and 2005 was $16.4 million and $26.1 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.6 million for 2006 and 2005, and $0.5 million for 2004. The obligations under the consignment agreement are guaranteed by Visant.

9.                 Property, Plant and Equipment

Net property, plant and equipment consisted of:

In thousands	2006	2005
Land	$9,204	$13,210
Buildings	36,275	37,306
Machinery and equipment	217,991	171,805
Capitalized software	24,499	20,551
Transportation equipment	1,054	892
Furniture and fixtures	6,619	5,687
Construction in progress	10,061	8,206
Total property, plant and equipment	305,703	257,657
Less accumulated depreciation and amortization	(145,122)	(119,764)
Property, plant and equipment, net	$160,581	$137,893

Property, plant and equipment are stated at historical cost except for adjustments to fair value that were made in applying purchase accounting (See Note 3, 2003 Jostens Merger).  Depreciation expense was $31.0 million for 2006, $35.9 million for 2005 and $42.4 million for 2004.  Amortization related to capitalized software is included in depreciation expense and totaled $2.6 million for 2006, $5.0 million for 2005 and $5.7 million for 2004.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

10.       Goodwill and Other Intangible Assets

Goodwill

Goodwill is as follows:

In thousands	2006	2005
Balance at beginning of period	$909,432	$909,476
Goodwill acquired during the period	15,323	23
Reduction in goodwill	(5,150)	(113)
Currency translation	33	46
Balance at end of period	$919,638	$909,432

Goodwill acquired during 2006 related to the acquisitions of Dixon Direct and the Vertis fragrance sampling business is included in the Marketing and Publishing Services reporting segment.  The reduction in goodwill for the year ended 2006 primarily attributed to $4.9 million for the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May of 2000.  The goodwill resolution was allocated to the Jostens Scholastic and Jostens Yearbook reporting segments in the amounts of $2.0 million and $2.9 million, respectively.

As of December 30, 2006, goodwill has been allocated to reporting segments as follows:

In thousands
Jostens Scholastic	$294,240
Jostens Yearbook	393,144
Marketing and Publishing Services	232,254
$919,638

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets

Information regarding other intangible assets as of December 30, 2006 and December 31, 2005 is as follows:

		2006			2005
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(113,161)	$216,839	$330,000	$(80,288)	$249,712
Internally developed software	2 to 5 years	12,200	(10,454)	1,746	12,200	(8,055)	4,145
Patented/unpatented technology	3 years	19,767	(15,109)	4,658	19,752	(12,201)	7,551
Customer relationships	4 to 40 years	36,509	(9,746)	26,763	31,759	(8,178)	23,581
Other	3 to 10 years	61,410	(24,927)	36,483	39,717	(13,975)	25,742
		459,886	(173,397)	286,489	433,428	(122,697)	310,731
Trademarks	Indefinite	244,180	—	244,180	244,180	—	244,180
		$704,066	$(173,397)	$530,669	$677,608	$(122,697)	$554,911

Amortization expense was $49.8 million for 2006, $50.9 million for 2005 and $93.4 million for 2004. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of the end of 2006 is as follows:

(In thousands)
2007	$46,893
2008	44,510
2009	39,634
2010	38,955
2011	37,422
Thereafter	79,075
$286,489

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter, and there were no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of 2006 and 2005 totaled approximately $1.2 billion for both periods.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

11.          Debt

As of the end of 2006 and 2005, the Company’s debt obligations consisted of the following:

In thousands	2006	2005
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $43,043 at December 30, 2006 and $62,454 at December 31, 2005 with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$204,157	$184,746
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity December 2013	350,000	—
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 7.37% at December 30, 2006 and 6.78% at December 31, 2005, with semi-annual principal and interest payments through October 1, 2011	716,500	816,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000
	1,770,657	1,501,246

Less current portion	—	—
	$1,770,657	$1,501,246

Maturities of the Company’s debt, at face value, as of the end of 2006 are as follows:

(In thousands)
Holdings:
2010 and thereafter	$597,200
Visant:
2006.	—
2007.	—
2008.	—
2009.	—
2010.	—
Thereafter	1,216,500
$1,813,700

During 2006, the Company voluntarily prepaid $100.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loans A and C for 2006 through mid-2011. With these pre-payments, the outstanding balance under the Term Loan C facility was reduced to $716.5 million.  Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.  As of December 30, 2006, there was $16.7 million outstanding in the form of letters of credit, leaving $233.3 million available under the $250 million revolving credit facility.  Visant’s senior secured credit facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal of up to $300 million, which

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.  Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

Holdings Senior Discount Notes and Senior Notes

On December 2, 2003, the Company issued $247.2 million in principal amount of 10.25% senior discount notes (the “Holdings discount notes”) due December 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States for gross proceeds of $150.0 million. On March 8, 2004, the Company completed an offer to exchange the entire principal amount at maturity of these notes for an equal principal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act.

The Holdings discount notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of the Company’s subsidiaries, including its senior secured credit facilities and the Visant notes, and are not guaranteed. No cash interest will accrue on the Holdings discount notes prior to December 1, 2008. Thereafter, cash interest on the Holdings discount notes will accrue and be payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2009, at a rate of 10.25%. The Holdings discount notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million. The accreted value of the Holdings discount notes will increase from the date of issuance until December 1, 2008 at a rate of 10.25% per annum such that on December 1, 2008, the accreted value will equal the stated principal amount at maturity. The Holdings discount notes will mature on December 1, 2013. The Holdings discount notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion is being amortized to interest expense through 2008 and during 2006 and 2005, the amount of interest expense related to the discount accretion was $19.9 million and $18.0 million, respectively. In addition, transaction fees and related costs of $5.7 million associated with the Holdings discount notes were capitalized and are being amortized as interest expense through December 1, 2013.

At the end of the first quarter of 2006, Holdings privately placed $350.0 million of 8.75% Senior Notes (the “Holdings senior notes”) due 2013, with settlement on April 4, 2006.  As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs.  All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006.  The Holdings senior notes are unsecured and are not guaranteed by any of the Company’s subsidiaries and are subordinate in right of payment to all of Holdings’ existing and future secured indebtedness and that of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness.  Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%.  The Holdings senior notes may be redeemed at the option of Holdings prior to December 1, 2008, in whole or in part, at a price equal to 100% of the principal amount plus a make-whole premium.  The senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.  On October 10, 2006, Holdings consummated the exchange offer for all outstanding notes privately placed for an equal principal amount of registered notes.

The transaction fees and related costs of $9.7 million associated with the Holdings senior notes were capitalized and are being amortized as interest expense through 2013.

The indentures governing the Holdings discount notes and Holdings senior notes restrict Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings), subject to certain exceptions.

Senior Secured Credit Facility

On October 4, 2004, in connection with the Transactions, Visant entered into a Credit Agreement among Visant, as Borrower, Jostens, Ltd., as Canadian borrower, Visant Secondary Holdings Corp., as Guarantor, the lenders from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, providing for senior secured credit facilities in an aggregate amount of $1,270.0 million consisting of $150.0 million of a Term Loan A facility, an $870.0  million Term B loan facility and a $250.0 million revolving credit facility. Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million.  Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.  Any additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

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

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The interest rate per year on the revolving credit facility was initially LIBOR plus 2.50% or ABR plus 1.50% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50%) and are subject to adjustment based on pricing grid. The revolving credit facility contains a sub-facility that allows the Company’s Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $250.0 million facility.  The revolving credit facility expires on October 4, 2009.  At the end of 2006, there was $16.7 million outstanding in the form of letters of credit, leaving $233.3 million available under this facility.  The Company is obligated to pay commitment fees of 0.50% on the unused portion of this facility.  The interest rate on the revolving credit facility and the commitment fee rate are both subject to step-downs determined by reference to a performance test.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 2012 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States. On March 30, 2005, the Company completed an offer to exchange the entire principal amount of these notes for an equal principal amount of notes with substantially identical terms that have been registered under the Securities Act.

The Visant notes are not collateralized, are subordinate in right of payment to all existing and future senior indebtedness of Visant and its subsidiaries and are guaranteed by all restricted subsidiaries that are domestic subsidiaries and guarantee the senior secured credit facilities. Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes may be redeemed at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% of principal in 2010 and thereafter. In addition, transaction fees and related costs of $22.8 million associated with the Visant notes were capitalized and are being amortized as interest expense through October 1, 2012.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Additional Information

The indentures governing the Holdings discount notes, the Holdings senior notes and the Visant senior subordinated notes also contain numerous covenants including, among other things, restrictions on the Company’s ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to the Company; engage in transactions with affiliates; and create liens.

Visant’s senior secured credit facilities and the Visant and Holdings notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other debt obligations would cause a default under or acceleration of the senior secured credit facilities and the notes.

As of the end of 2006, the fair value of debt, excluding the Holdings discount notes, the Holdings senior notes and the Visant notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, the Holdings senior notes and the Visant notes as of the end of 2006 was $219.4 million, $361.4 million and $507.5 million, respectively, and was estimated based on quoted market prices of the respective notes.

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.

As of December 30, 2006, the Company was in compliance with all covenants under its material debt obligations.

12.          Redeemable Preferred Stock

In connection with the 2003 Jostens merger, Visant issued 8% senior redeemable preferred stock (the “Visant preferred stock”) to the DLJMBP Funds and received proceeds of $100.0 million. A portion of the net proceeds from the Holdings discount notes offering was used to purchase all of the outstanding Visant preferred stock for $102.8 million, which Holdings contributed to the capital of Visant.

In conjunction with the Transactions as described in Note 2, all outstanding shares of redeemable preferred stock of Jostens and Arcade, together with accrued dividends, were redeemed in full.

13.          Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros. There were no open forward foreign currency exchange contracts at the end of 2006 and 2005.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

14.   Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense for continuing operations was $6.4 million for 2006, $6.2 million for 2005 and $7.1 million for 2004.  Future minimum lease payments under the leases are as follows:

In thousands
2007	$4,785
2008	3,847
2009	3,794
2010	2,913
2011	2,600
Thereafter	5,615
Total lease payments	$23,554

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The purchase commitment at the end of 2006 was $13.2 million with delivery dates occurring throughout 2007.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133. The fair market value of the open precious metal forward contracts at the end of 2006 was $14.1 million based on  quoted futures prices for each contract.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.  Compliance with such laws and regulations have been more stringent and, accordingly, more costly over time.

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

As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000.  As of December 30, 2006, Jostens had made payments totaling $8.0 million for remediation at this site.  During 2001, Jostens

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site.  Jostens has certain ongoing monitoring obligations.  We do not expect the cost of such ongoing monitoring to be material.

While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure.  The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports.  Additionally, Customs may impose interest on the loss of revenue, if any is determined.  A review of Jostens’ import practices has revealed that during the relevant period, Jostens’ merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  In a series of communications received from Customs in December 2006, Jostens received a pre-penalty notice that Customs is disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate communication was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue).  In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively.  Jostens has elected to continue to address this matter by filing a petition in response to the pre-penalty notice.  This petition was filed in January 2007 disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation.  The penalty proceeding is in the early stages, and it is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed under statute from making post-entry NAFTA claims for the subject imports.  Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability.  However, Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

15.          Income Taxes

Holdings filed its first consolidated federal tax return for 2004, which included the taxable income (loss) for its acquired companies for the post Transaction three-month period ended January 1, 2005.  Holdings and its subsidiaries file state tax returns on a consolidated or separate basis as required in the applicable jurisdictions.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Holdings

The U.S. and foreign components of income (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations of Holdings consist of:

In thousands	2006	2005	2004
Domestic	$45,995	$23,219	$(97,034)
Foreign	8,094	4,953	2,098

Income (loss) before income taxes	$54,089	$28,172	$(94,936)

Federal	$34,480	$3,119	$4,940
State	5,855	3,737	622
Foreign	2,927	1,651	1,256
Total current income taxes	$43,262	8,507	6,818
Deferred	(27,587)	2,017	(41,090)

Provision for (benefit from) income taxes	$15,675	$10,524	$(34,272)

A reconciliation between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2006		2005		2004
Federal tax (benefit) at statutory rate	$18,931	35.0%	$9,860	35.0%	$(33,228)	35.0%
State tax (benefit), net of federal tax benefit	1,614	3.0%	1,311	4.6%	(2,438)	2.6%
State deferred tax rate change, net of federal benefit	(2,950)	(5.5%)	—	—	—	—
Foreign tax credits used (generated), net	957	1.8%	(1,049)	(3.7%)	(233)	0.2%
Foreign earnings repatriation, net	1,679	3.1%	(480)	(1.7%)	—	—
Domestic manufacturing deduction	(1,373)	(2.5%)	(378)	(1.3%)	—	—
Nondeductible interest expense	—	—	—	—	13,299	(14.0%)
Nondeductible transaction costs	—	—	—	—	1,072	(1.1%)
(Decrease) increase in deferred tax valuation allowance	(2,743)	(5.1%)	850	3.0%	(12,278)	12.9%
Other differences, net	(440)	(0.8%)	410	1.5%	(466)	0.5%

Provision for (benefit from) income taxes	$15,675	29.0%	$10,524	37.4%	$(34,272)	36.1%

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2006	2005
Tax depreciation in excess of book	$(12,023)	$(14,495)
Basis difference on property, plant and equipment	(5,530)	(8,789)
Capitalized software development costs	(1,896)	(1,894)
Pension benefits	(24,038)	(22,968)
Basis difference on intangible assets	(188,610)	(208,835)
Other	(4,650)	(4,791)
Deferred tax liabilities	(236,747)	(261,772)
Reserves for accounts receivable and salespersons overdrafts	8,126	8,046
Reserves for employee benefits	15,790	17,067
Other reserves not recognized for tax purposes	4,135	5,737
Foreign tax credit carryforwards	13,401	15,475
Capital loss carryforwards	—	670
Basis difference on pension liabilities	20,978	21,442
Amortization of original issue discount	19,640	12,855
Other	4,728	5,725
Deferred tax assets	86,798	87,017
Valuation allowance	(13,401)	(16,145)
Deferred tax assets, net	73,397	70,872
Net deferred tax liability	$(163,350)	$(190,900)

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Visant

The U.S. and foreign components of income (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes from continuing operations of Visant consist of:

In thousands	2006	2005	2004
Domestic	$89,933	$41,395	$(80,701)
Foreign	8,094	4,953	2,098

Income (loss) before income taxes	$98,027	$46,348	$(78,603)

Federal	$42,908	$3,326	$5,089
State	6,340	3,755	635
Foreign	2,927	1,652	1,256
Total current income taxes	52,175	8,733	6,980
Deferred	(20,961)	8,516	(35,209)

Provision for (benefit from) income taxes	$31,214	$17,249	$(28,229)

A reconciliation between the provision for (benefit from) income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2006		2005		2004
Federal tax (benefit) at statutory rate	$34,309	35.0%	$16,222	35.0%	$(27,511)	35.0%
State tax (benefit), net of federal tax benefit	2,172	2.2%	1,674	3.6%	(2,112)	2.7%
State deferred tax rate change, net of federal benefit	(3,347)	(3.4%)	—	—	—	—
Foreign tax credits used (generated), net	957	1.0%	(1,049)	(2.3%)	(233)	0.3%
Foreign earnings repatriation, net	1,679	1.7%	(480)	(1.0%)	—	—
Domestic manufacturing deduction	(1,373)	(1.4%)	(378)	(0.8%)	—	—
Nondeductible interest expense	—	—	—	—	13,299	(16.9%)
Nondeductible transaction costs	—	—	—	—	1,072	(1.4%)
(Decrease) increase in deferred tax valuation allowance	(2,743)	(2.8%)	850	1.8%	(12,278)	15.6%
Other differences, net	(440)	(0.5%)	410	0.9%	(466)	0.6%

Provision for (benefit from) income taxes	$31,214	31.8%	$17,249	37.2%	$(28,229)	35.9%

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2006	2005
Tax depreciation in excess of book	$(12,023)	$(14,495)
Basis difference on property, plant and equipment	(5,530)	(8,789)
Capitalized software development costs	(1,896)	(1,894)
Pension benefits	(24,038)	(22,968)
Basis difference on intangible assets	(188,610)	(208,835)
Other	(4,509)	(4,791)
Deferred tax liabilities	(236,606)	(261,772)
Reserves for accounts receivable and salespersons overdrafts	8,126	8,046
Reserves for employee benefits	15,790	17,067
Other reserves not recognized for tax purposes	4,135	5,737
Foreign tax credit carryforwards	13,401	15,475
Capital loss carryforwards	—	670
Basis difference on pension liabilities	20,978	21,442
Other	4,502	5,725
Deferred tax assets	66,932	74,162
Valuation allowance	(13,401)	(16,145)
Deferred tax assets, net	53,531	58,017
Net deferred tax liability	$(183,075)	$(203,755)

During 2006, Holdings was notified by the Internal Revenue Service that the congressional Joint Committee on Taxation had approved a claim for refund by Jostens for the taxable years 2000 and 2001.  The Company received a federal refund of approximately $7.6 million, including $1.2 million of interest.  A substantial portion of the tax refund was recorded as a reduction of goodwill of $4.9 million and was attributable to the resolution of an income tax uncertainty that arose in connection with a purchase business combination completed by Jostens in May 2000.

As described in Note 6, the Company completed the sale of its Jostens Photography businesses, which previously comprised a reportable segment.  The tax effects of the sale and the related results of operations have been reported as loss from discontinued operations in 2006.

During 2006, the Canadian subsidiary of Holdings repatriated $31.5 million of earnings attributed primarily to the gain on sale of the Jostens Photography businesses.  Another foreign subsidiary of Holdings repatriated $1.6 million of earnings during 2006.   The tax effects of the Canadian distribution are reflected in the results from discontinued operations.  Foreign tax credit carryforwards and the related valuation allowance are reflected in the continuing operations balance sheet.  As a result of the sale of the Jostens Photography businesses, the Company realized approximately $2.1 million of tax benefit attributable to foreign tax credit carryforwards which resulted in a decrease in the Company’s valuation allowance.  In connection with the repatriation, the Company concluded that approximately $7.3 million of undistributed foreign earnings are indefinitely invested in its

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

foreign businesses.  At the end of 2006, the Company had foreign tax credit carryforwards totaling $13.4 million of which approximately $11.4 million expire in 2012, $1.1 million expire in 2013 and $0.9 million expire in 2015.  The Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2006, the Company determined that its $0.7 million valuation allowance for capital loss carryovers was no longer required because the Company generated capital gains in connection with the sale of property used in continuing operations.

During 2006, the Company adjusted the effective tax rate at which it expects deferred tax assets and liabilities to be realized or settled in the future.  The effect of the adjustment was to decrease income tax expense from continuing operations by $2.9 million and $3.3 million for Holdings and Visant, respectively.   The change in effective tax rate was required to reflect the effect of the Company’s 2005 state income tax returns which included a complete year’s results of operations for companies it began to include in the fourth quarter of 2004 as a result of the Transactions.

During 2005, two foreign subsidiaries of Holdings repatriated a total of $12.6 million of earnings that were eligible for the favorable rate of tax provided under the American Jobs Creation Act of 2004.  The benefit of the repatriation in relation to the tax that would otherwise have been payable was approximately $2.7 million.  In connection with the repatriation, the Company concluded that approximately $6.0 million of undistributed foreign earnings were indefinitely invested in its foreign businesses.  Consistent with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas”, the Company reduced income tax expense from continuing operations by $1.1 million to reverse deferred income taxes that had been accrued at December 2004.  The overall tax effect of the repatriation in December 2005, including the effect of reducing accrued deferred income taxes, was to decrease income tax expense from continuing operations by approximately $0.7 million.  The overall effect of the repatriation on discontinued operations was to increase income tax expense by approximately $1.2 million.  During 2004 the Company provided deferred income taxes of $0.2 million on approximately $3.3 million of undistributed Canadian earnings that were not considered indefinitely invested at that time.

During 2004, in connection with the Transactions, as further described in Note 2, the Company acquired the stock of Von Hoffmann and Arcade and refinanced its credit facilities.  As part of the refinancing, two applicable high yield debt obligations were refinanced resulting in approximately $56.0 million of interest deductions.  The effect of these deductions, along with certain other refinancing costs, contributed to a consolidated net operating loss for income tax purposes for 2004 of approximately $113.0 million for each of Holdings and Visant.  For taxable periods prior to the Transaction date, Von Hoffmann and Arcade filed separate federal and state tax returns reflecting the taxable results of their consolidated separate operations.  As described in Note 6, the results of Von Hoffmann are reported as discontinued operations including the taxable results prior to the Transaction date.  The taxable results of Arcade and other retained entities of the Marketing and Publishing Services segment for periods prior to the Transaction date are included in the amounts reported above for the U.S. and foreign components of income (loss) from continuing operations, the income tax rate reconciliation with the U.S. federal statutory rate and the tax effect of temporary differences which give rise to deferred tax assets and liabilities.

During 2004, in connection with the repayment of one of the high yield debt obligations, the Company reduced a deferred tax asset valuation allowance by $12.5 million.  Prior to the transaction, the allowance had been established because it was more likely than not that the related tax benefit would not be realized.

During 2003, the Company filed an appeal with the Internal Revenue Service (IRS) concerning a proposed adjustment of approximately $8.0 million in connection with its audit of Jostens’ federal income tax returns filed for years 1996 through 1998.  On February 1, 2005, the IRS notified the Company that agreement had been reached wherein no further deficiency or overassessment remained for the years 1996 through 1998.  Based on

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the IRS notification, the Company recorded an adjustment in 2004 reducing tax reserves and goodwill by $11.0 million for the tax and related interest attributable to the contested liability.

As described in Note 11, during December 2003, Holdings issued $150 million of senior discount notes due 2013.  The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points.  As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property.  Holdings has provided deferred income taxes of approximately $19.6 million on $54.1 million of OID accrued through December 2006.

16.   Benefit Plans

Pension and Other Postretirement Benefits

Jostens has noncontributory defined benefit pension plans that cover nearly all employees.  The benefits provided under the plans are based on years of service, age eligibility and employee compensation. The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees.  Pension benefits for current salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005.

Jostens also provides certain medical benefits for eligible retirees, including their spouses and dependents. Generally, the postretirement benefits require contributions from retirees.  Effective January 1, 2006, the retiree medical plan was closed to active employees who were not yet age 50 with at least 10 years of service.  Prescription drug coverage for Medicare eligible retirees was also eliminated from the program as of January 1, 2006.  Visant is obligated for certain post-retirement benefits under the employment agreement with its Chief Executive Officer.

Eligible employees from The Lehigh Press, Inc. participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004.  The plan provides benefits based on years of service and final average compensation.  Effective December 31, 2006 the pension plan was closed to hourly nonunion employees hired after December 31, 2006 and benefit accruals were frozen for all salaried nonunion employees.  In addition, Von Hoffmann maintains an unfunded supplemental retirement plan (SRP) for certain key executives of Lehigh Press. The SRP no longer has any active participants accruing benefits under the SRP.  Based on an announcement made prior to holding the Von Hoffmann businesses as discontinued operations, effective January 1, 2007, eligible plant hourly employees from Von Hoffmann’s Jefferson City location employed as of December 31, 2006 were added to the Jostens defined pension plan, Plan C.  This closed group of employees began accruing benefits on January 1, 2007.  These employees will no longer participate in the plan following the disposition of Von Hoffmann.  Von Hoffmann also contributes to a multi-employer pension plan covered by labor union contracts.  Contribution amounts are determined by contract and we do not administer or control the funds in any way.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2006 and 2005 as well as the funded status and amounts both recognized and not recognized in the

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

balance sheets as of December 30, 2006 and December 31, 2005, for all defined benefit plans combined. The information presented for all the plans is based on a measurement date of September 30. Furthermore, the Jostens plans represent 87% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2006.

	Pension benefits		Postretirement benefits

In thousands	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, beginning of period	$266,529	$255,501	$3,607	$5,556
Service cost	6,603	8,016	20	40
Interest cost	14,988	14,901	195	311
Plan amendments	(2,994)	(4,110)	42	(3,420)
Actuarial (gain) loss	(6,201)	4,083	(809)	1,840
Administrative expenses	(447)	(660)	—	—
Special termination benefits	—	—	—	—
Benefits paid	(12,089)	(11,202)	(294)	(720)
Benefit obligation, end of period	$266,389	$266,529	$2,761	$3,607

Change in plan assets
Fair value of plan assets, beginning of period	$255,892	$233,519	$—	$—
Actual return on plan assets	23,125	30,524	—	—
Company contributions	2,064	3,711	294	720
Administrative expenses	(447)	(660)	—	—
Benefits paid	(12,089)	(11,202)	(294)	(720)
Fair value of plan assets, end of period	$268,545	$255,892	$—	$—

Funded status
Funded status, end of period	$28,886	$15,474	$—	$—
Unfunded status, end of period	(26,730)	(26,111)	(2,761)	(3,607)
Net unfunded status, end of period	2,156	(10,637)	(2,761)	(3,607)
Unrecognized cost:
Net actuarial loss	(12,015)	(5,296)	666	1,573
Prior service cost	(6,241)	(3,725)	(3,098)	(3,420)
Net amount recognized	$(16,100)	$(19,658)	$(5,193)	$(5,454)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$9,088	$6,807	$—	—
Accrued benefit cost	(25,188)	(26,465)	(5,193)	(5,454)
Net amount recognized	$(16,100)	$(19,658)	$(5,193)	$(5,454)

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During 2006, the discount rate assumption changed from 5.75% to 6.00% for the pension and postretirement plans which resulted in a decrease in liability.  Asset returns in 2006 were slightly below expectations and salary increases were higher than expected.  The plan demographic and asset experience combined with changes in assumptions resulted in a net gain for 2006.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $257.4 million and $255.1 million at the end of 2006 and 2005, respectively.  The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified pension plans, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2006	2005
Projected benefit obligation	$26,730	$26,111
Accumulated benefit obligation	25,291	25,324
Fair value of plan assets	—	—

All of the qualified pension plans have fair value in excess of the projected benefit obligation and accumulated benefit obligation as of year-end 2006.

Net periodic benefit (income) expense of the pension and other postretirement benefit plans included the following components:

	Pension benefits

In thousands	2006	2005
Service cost	$6,603	$8,016
Interest cost	14,989	14,901
Expected return on plan assets	(22,611)	(21,255)
Amortization of prior year service cost	(478)	53
Amortization of net actuarial loss	3	1
Net periodic benefit (income) expense	$(1,494)	$1,716

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Postretirement benefits

In thousands	2006	2005
Service cost	$20	$40
Interest cost	194	311
Amortization of prior year service cost	(280)	—
Amortization of net actuarial loss	99	—
Net periodic benefit expense	$33	$351

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

			Postretirement
	Pension benefits		benefits
	2006	2005	2006	2005
Discount rate:
Jostens	6.00%	5.75%	6.00%	5.75%
Lehigh Press, Inc.	6.00%	5.75%	N/A	N/A
Rate of compensation increase:
Jostens	6.30%	6.30%	N/A	N/A
Lehigh Press, Inc.	3.00%	3.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension		Postretirement
	benefits		benefits
	2006	2005	2006	2005
Discount rate:
Jostens	5.75%	6.00%	5.75%	6.00%
Lehigh Press, Inc.	5.75%	5.75%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.50%	9.50%	N/A	N/A
Lehigh Press, Inc.	9.50%	9.50%	N/A	N/A
Rate of compensation increase:
Jostens	6.30%	6.30%	N/A	N/A
Lehigh Press, Inc.	3.00%	3.00%	N/A	N/A

We employ a building block approach in determining the long-term rate of return for plan assets.  Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Assumed health care cost trend rates are as follows:

	Postretirement
	benefits
	2006	2005
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2008	2008

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2006, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$11	$(10)
Effect on postretirement benefit obligation	$149	$(136)

Plan Assets

Our weighted-average asset allocations for the pension plans as of the measurement dates of 2006 and 2005, by asset category, are as follows:

Asset Category	2006	2005	Target
Equity securities	79.7%	79.4%	80.0%
Debt securities	19.7%	19.8%	20.0%
Real estate	—	—	—
Other	0.6%	0.8%	—
Total	100.0%	100.0%	100.0%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Contributions

Due to the funded status of the qualified plans, there are no projected contributions for 2007.  The total contributions do include $2.0 million to the nonqualified pension plans and $0.4 million to the postretirement benefit plans.  The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

		Postretirement
In thousands	Pension benefits	benefits
2007	$12,869	$381
2008	13,519	373
2009	14,236	360
2010	15,022	341
2011	15,959	325
2012 through 2016	94,608	1,311
Total estimated payments	$166,213	$3,091

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements.  We provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans.  In some instances, we have provided discretionary profit sharing contributions and we may do so in the future.  The aggregate matching and other contributions for the continuing operations were $4.2 million for 2006, $4.8 million for 2005, and $4.9 million for 2004.  The aggregate matching contributions for the discontinued operations 401(k) savings plans that we are disposing of were $4.7 million for 2006, $4.7 million for 2005, and $5.1 million for 2004.

On December 15, 2006, we merged the Jostens, Inc. 401(k) Retirement Savings Plan and the Jostens, Inc. Topeka Union 401(k) Pre-Tax Retirement Savings Plan into the Von Hoffmann Corporation and Arcade Marketing, Inc. Retirement Savings Plan and renamed the Plan the Visant 401(k) Retirement Savings Plan.  On January 1, 2007, Lehigh Press Inc. salaried, office administrative and newly hired nonunion hourly employees became eligible for the Visant 401(k) Retirement Savings Plan.  Employees who had been participating in the Lehigh Press, Inc. Investment Opportunity Plan had their account balances transferred to the Visant Plan on December 29, 2006.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

17.          Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  We do not currently intend to make any additional grants unde the 2003 Plan.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated.  The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 30, 2006 there were 54,686 shares available for grant under the 2004 Plan.  Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

performance targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.  All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.  As of December 30, 2006, there were 170,876 options vested under the 2004 Plan and 171,029 unvested and subject to vesting.

Prior to January 1, 2006, the Company applied the intrinsic method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.  Since all options previously granted to employees were “at the money”, no compensation cost was reflected in net income (loss).  For the years ended December 31, 2005 and January 1, 2005, respectively, the Company’s pro forma net income (loss) incorporating the stock-based compensation expense provisions under SFAS No. 123, Share-based Payment, would not have been materially different than reported net income.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the recognition of compensation expense related to all equity awards based on the fair values of the awards at the grant date.  Prior to the adoption of SFAS No. 123R, the Company used the minimum value method in its SFAS No. 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date.  Under the prospective transition method, the Company would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.

On April 4, 2006, the Company declared and paid a special cash dividend of $57.03 per share to the common stockholders of Holdings.  In connection with the special cash dividend, on April 4, 2006, the exercise prices of issued and outstanding options as of April 4, 2006 under the 2003 Plan and the 2004 Plan were reduced by an amount equal to the dividend.  The 2003 and 2004 Plans and underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the special dividend, and the incremental compensation cost, defined as the difference in the fair value of the modified award immediately before and after the modification, was calculated as zero.  As a result of the above modification, all stock option awards previously accounted for under APB No. 25 will be prospectively accounted for under SFAS No. 123R.  Accordingly, no incremental compensation cost was recognized as a result of the modification.

The Company had granted non-employee awards to the Company’s directors and to certain related parties, as disclosed in Note 20, Related Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2006 and 2005.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For the year ended December 30, 2006, the Company recognized total compensation expense related to stock options of approximately $0.2 million which is included in selling, general and administrative expenses.  For the year ended December 30, 2006, 94,537 options had vested.  During the year ended December 30, 2006, no stock options were exercised.

During the quarter and year ended December 30, 2006, the Company granted 3,000 shares of restricted Class A Common Stock to an officer of the Company under the 2004 Plan.

During the quarter and year ended December 30, 2006, the Company granted 14,650 options under the 2004 Plan to certain employees of the Company or its subsidiaries.  The per-share weighted-average fair value of stock options granted during fiscal 2006 was $33.12 on the date of grant using the Black-Scholes option pricing model.  The following key assumptions were used to value options issued:

2006
Expected Life	6.3 years
Expected Volatility	30.8%
Dividend yield	—

The following table summarizes stock option activity for Holdings:

		Weighted -
		average
Shares in thousands	Shares	exercise price
Outstanding at December 31, 2005	388	$37.78	*
Granted	15	$130.45
Forfeited	(5)	$39.07
Cancelled	(1)	$30.09
Outstanding at December 30, 2006	397	$41.21

Vested or expected to vest at December 30, 2006	397	$41.21
Exercisable at December 30, 2006	224	$38.04

* Weighted average exercise price at December 31, 2005 has been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at December 30, 2006 was approximately 8.4 years.

18.          Business Segments

During the fourth quarter of 2005, we further disaggregated the Company’s reportable segments, to reflect better our operations following the integration of the companies as a result of the Transactions and the manner in which the chief operating decision-maker regularly assesses the information for decision-making purposes.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2006, we entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment.  This sale closed on June 30, 2006.  Accordingly, this segment has been reported as discontinued operations (see Note 6).

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale.  On January 3, 2007, the Company entered into a Stock Purchase Agreement (the “Von Hoffmann Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  This sale is subject to regulatory approval and is pending based on ongoing regulatory review through a second request by the Federal Trade Commission.  The operations of Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. (see Note 6 ).

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff will operate as a direct subsidiary of Visant under the Neff brand name and its results will be reported together with the results of Jostens scholastic operations as the renamed Scholastic segment.

Our three reportable segments as of December 30, 2006 consist of:

•       Jostens Scholastic—provides services related to the marketing, sale and production of class rings, graduation products and other scholastic products;

•       Jostens Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks; and

•       Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

Jostens

Jostens provides school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation. Jostens’ products and services are predominantly offered to North American high school and college students, through a national network of primarily independent sales representatives and associates.

Jostens’ operations are reported in two segments: a) Jostens Scholastic and b) Jostens Yearbook

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Marketing and Publishing Services

The Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segment, and innovative, highly personalized products primarily targeted to the direct marketing sector. The Marketing and Publishing Services segment is also a producer of supplemental materials and related components such as decorative covers and plastic transparencies for educational publishers.  The Marketing and Publishing Services segment offers a portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. The Company also specializes in higher quality in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services.  The personalized imaging capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.  This group also produces components for educational publishers.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents information of Holdings by business segment:

In thousands	2006	2005	2004
Net sales
Jostens Scholastic	$437,630	$424,984	$406,081
Jostens Yearbook	358,687	348,512	333,621
Marketing and Publishing Services	390,396	337,388	312,213
Inter-segment eliminations	(109)	(211)	—
	$1,186,604	$1,110,673	$1,051,915

Operating income
Jostens Scholastic	$51,189	$27,069	$27,667
Jostens Yearbook	82,235	66,700	3,006
Marketing and Publishing Services	69,665	59,197	30,348
	$203,089	$152,966	$61,021

Interest, net
Jostens Scholastic	$55,682	$48,224	$44,530
Jostens Yearbook	45,191	39,351	36,456
Marketing and Publishing Services	48,127	37,219	44,132
	$149,000	$124,794	$125,118

Depreciation and Amortization
Jostens Scholastic	$27,332	$31,121	$31,889
Jostens Yearbook	35,580	38,757	84,246
Marketing and Publishing Services	18,685	17,672	20,536
	$81,597	$87,550	$136,671

Capital expenditures
Jostens Scholastic	$4,477	$3,941	$9,048
Jostens Yearbook	27,267	15,435	12,586
Marketing and Publishing Services	20,130	9,327	16,025
	$51,874	$28,703	$37,659

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2006	2005
Goodwill
Jostens Scholastic	$294,240	$296,495
Jostens Yearbook	393,144	395,776
Marketing and Publishing Services	232,254	217,161
	$919,638	$909,432

Intangible assets
Jostens Scholastic	$231,910	$249,017
Jostens Yearbook	239,567	261,874
Marketing and Publishing Services	59,192	44,020
	$530,669	$554,911

Assets
Jostens Scholastic	$709,770	$727,030
Jostens Yearbook	811,352	815,453
Marketing and Publishing Services	479,454	418,370
	$2,000,576	$1,960,853

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2006, 2005, and 2004.

VISANT HOLDING CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents net sales by class of similar products and certain geographic information:

In thousands	2006	2005	2004
Net sales by classes of similar products
Jostens Scholastic	$437,630	$424,984	$406,081
Jostens Yearbook	358,687	348,512	333,621
Marketing and Publishing Services	390,396	337,388	312,213
Inter-segment eliminations	(109)	(211)	—
	$1,186,604	$1,110,673	$1,051,915

Net sales by geographic area
United States	$1,125,201	$1,046,141	$978,812
France	8,760	7,270	19,177
Other, primarily Canada	52,643	57,262	53,926
	$1,186,604	$1,110,673	$1,051,915

Net property, plant and equipment and
intangible assets by geographic area
United States	$1,609,773	$1,601,099	$1,636,764
Other, primarily Canada	1,115	1,137	1,192
	$1,610,888	$1,602,236	$1,637,956

19.          Common Stock

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

20.          Related Party Transactions

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•       a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. Of the eight members of our board of directors, KKR and DLJMBP III each has the right to designate four of our directors (and currently three KKR and two DLJMP III designees serve on our board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

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

Pursuant to the 2004 Stockholders Agreement, an aggregate transaction fee of $25.0 million was paid to the Sponsors upon the closing of the Transactions.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year.  We paid $3.1 million and $3.0 million as advisory fees to the Sponsors for the years ended December 30, 2006 and December 31, 2005, respectively.  The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We have retained Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies. Capstone Consulting received nil in 2006 and $2.1 million during 2005 for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

We from time to time use the services of Merrill Corporation for financial printing.  During 2006, Merrill received $0.3 million for services provided.  Also, from time to time we provide printing services to Merrill Corporation.  During 2006 we received $0.6 million for services provided to Merrill.  DLJMBP has an ownership interest in Merrill.  Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan.  Further, Mr. Thompson Dean, who served as a member of our Board until January 16, 2007, also served on the board of directors of Merrill while he was a member of our Board.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which have since been repurchased.

The Syndicate Stockholders Agreement contains provisions which, among other things:

•       restrict the ability of the syndicate stockholders to make certain transfers;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Equity Incentive Plans and Management Stockholders Agreement

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  We do not currently intend to make any additional grants under the 2003 Plan.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated.  The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 30, 2006 there were 56,986 shares available for grant under the 2004 Plan.  Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.

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

•       “tag-along” rights in connection with transfers by Fusion Acquisition LLC (“Fusion”), an entity controlled by investment funds affiliated with KKR, on behalf of the members of management and “drag-along” rights for Fusion and DLJMBP III; and

•       a confidentiality provision and noncompetition and nonsolicitation provisions that apply for two years following termination of employment.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21.    Condensed Consolidating Guarantor Information

As discussed in Note 11, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,163,949	$43,981	$(21,326)	$1,186,604
Cost of products sold	(4,711)	592,483	21,003	(21,220)	587,555
Gross profit	4,711	571,466	22,978	(106)	599,049
Selling and administrative expenses	4,142	374,512	15,712	—	394,366
Loss (gain) on sale of assets	68	(1,280)	—	—	(1,212)
Special charges	—	2,446	—	—	2,446
Operating income (loss)	501	195,788	7,266	(106)	203,449
Net interest expense	99,987	110,629	(116)	(105,078)	105,422
Equity (earnings) loss in subsidiary, net of tax	(71,042)	(2,426)	—	73,468	—
(Loss) income before income taxes	(28,444)	87,585	7,382	31,504	98,027
Provision for (benefit from) income taxes	362	29,557	1,336	(41)	31,214
(Loss) income from continuing operations	(28,806)	58,028	6,046	31,545	66,813
Income (loss) from discontinued operations, net	167	13,014	(3,620)	—	9,561
Net (income) loss	$(28,639)	$71,042	$2,426	$31,545	$76,374

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,078,899	$56,759	$(24,985)	$1,110,673
Cost of products sold	(12,454)	564,559	34,961	(24,931)	562,135
Gross profit	12,454	514,340	21,798	(54)	548,538
Selling and administrative expenses	11,249	361,762	16,160	—	389,171
Gain on sale of assets	—	(377)	(10)	—	(387)
Transaction costs	539	633	—	—	1,172
Special charges	—	5,339	50	—	5,389
Operating income (loss)	666	146,983	5,598	(54)	153,193
Net interest expense	94,420	113,255	460	(101,290)	106,845
Equity (earnings) loss in subsidiary, net of tax	(43,399)	(6,348)	—	49,747	—
(Loss) income before income taxes	(50,355)	40,076	5,138	51,489	46,348
Provision for (benefit from) income taxes	2,802	14,553	(85)	(21)	17,249
(Loss) income from continuing operations	(53,157)	25,523	5,223	51,510	29,099
Income from discontinued operations, net	—	17,876	1,125	—	19,001
Net (loss) income	$(53,157)	$43,399	$6,348	$51,510	$48,100

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2004

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,020,387	$43,560	$(12,032)	$1,051,915
Cost of products sold	—	574,186	24,005	(12,022)	586,169
Gross profit	—	446,201	19,555	(10)	465,746
Selling and administrative expenses	(299)	370,238	16,388	—	386,327
Gain on sale of assets	—	(87)	—	—	(87)
Transaction costs	678	6,137	—	—	6,815
Special charges	—	11,799	—	—	11,799
Operating (loss) income	(379)	58,114	3,167	(10)	60,892
Loss on redemption of debt	—	31,122	809	—	31,931
Other income	—	(1,092)	—	—	(1,092)
Net interest expense	24,587	83,421	648	—	108,656
Equity loss (earnings) in subsidiary, net of tax	93,435	(3,965)	—	(89,470)	—
(Loss) income before income taxes	(118,401)	(51,372)	1,710	89,460	(78,603)
(Benefit from) provision for income taxes	(8,506)	(341)	115	(19,497)	(28,229)
(Loss) income from continuing operations	(109,895)	(51,031)	1,595	108,957	(50,374)
(Loss) income from discontinued operations, net	—	(42,404)	2,370	—	(40,034)
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,707	$4,275	$12,061	$—	$18,043
Accounts receivable, net	1,943	128,162	14,576	—	144,681
Inventories, net	—	103,411	2,111	(189)	105,333
Salespersons overdrafts, net	—	26,431	861	—	27,292
Prepaid expenses and other current assets	2,697	15,814	1,280	—	19,791
Intercompany receivable (payable)	36,180	9,881	—	(45,543)	518
Deferred income taxes	(963)	12,738	75	—	11,850
Current assets of discontinued operations	—	56,649	—	—	56,649
Total current assets	41,564	357,361	30,964	(45,732)	384,157
Property, plant, and equipment, net	1,279	159,227	75	—	160,581
Goodwill	—	897,642	21,996	—	919,638
Intangibles, net	—	520,713	9,956	—	530,669
Deferred financing costs, net	35,557	—	—	—	35,557
Intercompany receivable (payable)	1,256,090	106,377	—	(1,362,467)	—
Other assets	40	13,065	76	—	13,181
Investment in subsidiaries	489,114	72,521	—	(561,635)	—
Long-term assets of discontinued operations	(80)	265,599	—	—	265,519
	$1,823,564	$2,392,505	$63,067	$(1,969,834)	$2,309,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$2,562	$48,249	$5,390	$235	$56,436
Accrued employee compensation	6,759	32,931	1,566	—	41,256
Customer deposits	—	166,250	5,008	—	171,258
Commissions payable	—	20,605	1,066	—	21,671
Income taxes payable	6,100	5,668	3,069	(73)	14,764
Interest payable	9,987	663	—	—	10,650
Intercompany payable (receivable)	17,787	23,242	4,749	(45,778)	—
Other accrued liabilities	2,025	18,497	3,115	—	23,637
Current liabilities of discontinued operations	955	28,301	5,593	—	34,849
Total current liabilities	46,175	344,406	29,556	(45,616)	374,521
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable (receivable)	305,332	1,317,506	(38,874)	(1,583,964)	—
Deferred income taxes	(988)	196,195	(282)	—	194,925
Pension liabilities, net	—	21,484	—	—	21,484
Other noncurrent liabilities	245	17,104	146	—	17,495
Long-term liabilities of discontinued operations		6,696			6,696
Total liabilities	1,567,264	1,903,391	(9,454)	(1,629,580)	1,831,621
Stockholder’s equity	256,300	489,114	72,521	(340,254)	477,681
	$1,823,564	$2,392,505	$63,067	$(1,969,834)	$2,309,302

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$13,029	$(1,454)	$8,299	$—	$19,874
Accounts receivable, net	2,231	107,437	10,177	—	119,845
Inventories, net	—	94,465	1,273	(83)	95,655
Salespersons overdrafts, net	—	27,849	2,936	—	30,785
Prepaid expenses and other current assets	3,361	11,504	614	—	15,479
Intercompany receivable (payable)	2,076	416	130	(2,587)	35
Deferred income taxes	(1,207)	14,804	75	—	13,672
Current assets of discontinued operations	—	79,190	7,769	—	86,959
Total current assets	19,490	334,211	31,273	(2,670)	382,304
Property, plant, and equipment, net	517	137,252	124	—	137,893
Goodwill	—	901,221	8,211	—	909,432
Intangibles, net	—	532,915	21,996	—	554,911
Deferred financing costs, net	45,430	—	—	—	45,430
Intercompany receivable (payable)	1,326,662	69,039	462	(1,396,163)	—
Other assets	40	11,805	230	—	12,075
Investment in subsidiaries	417,555	70,095	—	(487,650)	—
Long-term assets of discontinued operations	—	290,936	27,867	—	318,803
	$1,809,694	$2,347,474	$90,163	$(1,886,483)	$2,360,848

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$11,868	$—	$11,868
Accounts payable	5,098	29,332	4,005	1	38,436
Accrued employee compensation	6,226	27,387	987	—	34,600
Customer deposits	—	156,879	4,497	—	161,376
Commissions payable	—	17,727	1,041	—	18,768
Income taxes payable	2,186	3,957	4,056	(32)	10,167
Interest payable	9,790	604	—	—	10,394
Intercompany payable (receivable)	2,679	(26)	—	(2,588)	65
Other accrued liabilities	—	20,129	2,255	—	22,384
Current liabilities of discontinued operations	—	33,222	6,650	—	39,872
Total current liabilities	25,979	289,211	35,359	(2,619)	347,930
Long-term debt, less current maturities	1,316,500	—	—	—	1,316,500
Intercompany payable (receivable)	164,246	1,370,675	(22,339)	(1,512,582)	—
Deferred income taxes	(1,612)	218,954	85	—	217,427
Pension liabilities, net	—	25,112	—	—	25,112
Other noncurrent liabilities	—	17,836	352	—	18,188
Long-term liabilities of discontinued operations	—	8,131	6,611	—	14,742
Total liabilities	1,505,113	1,929,919	20,068	(1,515,201)	1,939,899
Stockholder’s equity	304,581	417,555	70,095	(371,282)	420,949
	$1,809,694	$2,347,474	$90,163	$(1,886,483)	$2,360,848

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(28,639)	$71,042	$2,426	$31,545	$76,374
Other cash provided by operating activities	9,602	74,222	18,003	(31,091)	70,736
Net cash provided by (used in) discontinued operations	1,232	52,932	(18,809)	—	35,355
Net cash (used in) provided by operating activities	(17,805)	198,196	1,620	454	182,465
Purchases of property, plant, and equipment	(1,028)	(50,846)	—	—	(51,874)
Proceeds from sale of property and equipment	3	10,523	—	—	10,526
Acquisition of business, net of cash acquired	(54,792)	(1,000)	—	—	(55,792)
Proceeds from sale of business	—	16,292	47,800	—	64,092
Other investing activities, net	—	(413)	—	—	(413)
Net cash used in discontinued operations		(18,537)	(569)	—	(19,106)
Net cash (used in) provided by investing activities	(55,817)	(43,981)	47,231	—	(52,567)
Net short-term borrowings	—	414	(11,868)	—	(11,454)
Principal payments on long-term debt	(100,000)	—	—	—	(100,000)
Intercompany payable (receivable)	182,461	(182,007)	—	(454)	—
Distribution to shareholder	(20,161)	—	—	—	(20,161)
Other financing activities, net	—	33,107	(33,107)	—	—
Net cash provided by (used in) financing activities	62,300	(148,486)	(44,975)	(454)	(131,615)
Effect of exchange rate changes on cash and cash equivalents	—	—	(114)	—	(114)
(Decrease) increase in cash and cash equivalents	(11,322)	5,729	3,762	—	(1,831)
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874
Cash and cash equivalents, end of period	$1,707	$4,275	$12,061	$—	$18,043

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2005

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(53,157)	$43,399	$6,348	$51,510	$48,100
Other cash provided by operating activities	87,703	33,381	7,544	(51,511)	77,117
Net cash provided by discontinued operations	—	38,643	3,605	—	42,248
Net cash provided by (used in) operating activities	34,546	115,423	17,497	(1)	167,465
Purchases of property, plant, and equipment	(502)	(28,192)	(9)	—	(28,703)
Proceeds from sale of property and equipment	—	1,279	10	—	1,289
Other investing activities, net	—	(259)	(22)	—	(281)
Net cash used in discontinued operations	—	(10,624)	(782)	—	(11,406)
Net cash used in investing activities	(502)	(37,796)	(803)	—	(39,101)
Net short-term borrowings	—	—	3,080	—	3,080
Principal payments on long-term debt	(203,500)	—	—	—	(203,500)
Intercompany payable (receivable)	91,619	(91,620)	—	1	—
Net contribution from Visant Holding Corp	9,000	—	—	—	9,000
Debt financing costs	13	(231)	—	—	(218)
Other financing activities, net	920	15,119	(15,119)	—	920
Net cash used in discontinued operations	—	(108)	—	—	(108)
Net cash (used in) provided by financing activities	(101,948)	(76,840)	(12,039)	1	(190,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	67	—	67
(Decrease) increase in cash and cash equivalents	(67,904)	787	4,722	—	(62,395)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269
Cash and cash equivalents, end of period	$13,029	$(1,454)	$8,299	$—	$19,874

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2004

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(109,895)	$(93,435)	$3,965	$108,957	$(90,408)
Other cash provided by operating activities	97,975	202,856	(955)	(108,957)	190,919
Net cash provided by discontinued operations	—	13,649	1,619	—	15,268
Net cash (used in) provided by operating activities	(11,920)	123,070	4,629	—	115,779
Purchases of property, plant, and equipment	(62)	(32,662)	(19)	—	(32,743)
Proceeds from sale of property and equipment	—	1,831	—	—	1,831
Other investing activities, net	—	(152)	(31)	—	(183)
Net cash used in discontinued operations	—	(5,786)	(1,148)	—	(6,934)
Net cash used in investing activities	(62)	(36,769)	(1,198)	—	(38,029)
Net short-term repayments	—	(3,438)	(6,006)	—	(9,444)
Principal payments on long-term debt	—	(460,955)	—	—	(460,955)
Proceeds from issuance of long-term debt	1,520,000	—	—	—	1,520,000
Intercompany (receivable) payable	(1,430,150)	1,350,338	(595)	80,407	—
Net contribution from Visant Holding Corp.	239,968	63,577	—	(256,055)	47,490
Distribution to shareholders	(175,648)	—	—	175,648	—
Debt financing costs	(61,255)	—	—	—	(61,255)
Redemption of preferred stock	—	(188,849)	—	—	(188,849)
Redemption of senior notes	—	(106,456)	—	—	(106,456)
Redemption of senior subordinated notes	—	(234,486)	—	—	(234,486)
Redemption of PIK notes to stockholders	—	(81,037)	—	—	(81,037)
Net cash used in discontinued operations	—	(464,336)	—	—	(464,336)
Net cash provided by (used in) financing activities	92,915	(125,642)	(6,601)	—	(39,328)
Effect of exchange rate changes on cash and cash equivalents	—	—	116	—	116
Increase (decrease) in cash and cash equivalents	80,933	(39,341)	(3,054)	—	38,538
Cash and cash equivalents, beginning of period	—	37,100	6,631	—	43,731
Cash and cash equivalents, end of period	$80,933	$(2,241)	$3,577	$—	$82,269

22.        Subsequent Event

On January 3, 2007, the Company entered into a Stock Purchase Agreement with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which were previously included in the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  As discussed in Note 6, the operations of these companies have been classified as discontinued operations in the accompanying financial statements.  This sale is subject to regulatory approval and is pending based on ongoing regulatory review through a second request by the Federal Trade Commission.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff will operate as a direct subsidiary of Visant under the Neff brand name and its results will be reported together with the results of Jostens scholastic operations as the renamed Scholastic segment.

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Shareholders and Board of Directors
Visant Holding Corp.

We have audited the consolidated financial statements of Visant Holding Corp. and subsidiaries (Visant Holding Corp.) and Visant Corporation and subsidiaries (Visant Corporation) for the year ended January 1, 2005, and have issued our report thereon dated February 18, 2005, except Note 18 as to which the date is March 27, 2006, and except Note 6 and 21 as to which the date is March 23, 2007 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of Visant Holding Corp.’s and Visant Corporation’s management.  Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Minneapolis, Minnesota
February 18, 2005

Schedule II - Valuation and Qualifying Accounts

Visant Holding, Corp. and subsidiaries and Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)

Balance, January 3, 2004	$2,975	$5,791	$9,690
Charged to expense	973	21,165	3,241
Deductions	770	21,157	2,070
Balance, January 1, 2005	$3,178	$5,799	$10,861
Charged to expense	1,972	22,247	4,419
Deductions	1,465	22,112	2,763
Balance, December 31, 2005	$3,685	$5,934	$12,517
Charged to expense	1,012	24,512	6,672
Deductions	1,971	23,168	6,568
Balance, December 30, 2006	$2,726	$7,278	$12,621

(1)             Uncollectible accounts written off, net of recoveries

(2)             Returns processed against reserve