Form 10-Q
period 2007-03-31
VISANT HOLDING CORP
filed 2007-05-14
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number	Registrant, State of Incorporation Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

333-112055	VISANT HOLDING CORP.	90-0207875
(Incorporated in Delaware)

357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

333-120386	VISANT CORPORATION	90-0207604
(Incorporated in Delaware)

357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of May 7, 2007, there were 5,976,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to Form 10-Q.

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants:  Visant Holding Corp. (“Holdings”) and Visant Corporation, a wholly owned subsidiary of Holdings (“Visant”).  Unless the context indicates otherwise, any reference in this report to the “Company”, “we”, “our”, “us” or “Holdings” refers to Visant Holding Corp., together with Visant Corporation and its consolidated subsidiaries.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	March 31,	April 1,
In thousands	2007	2006
Net sales	$255,850	$227,986
Cost of products sold	128,070	110,788
Gross profit	127,780	117,198
Selling and administrative expenses	103,742	91,945
Loss (gain) on disposal of fixed assets	391	(25)
Special charges	—	2,744
Operating income	23,647	22,534
Interest expense, net	38,508	30,978
Loss before income taxes	(14,861)	(8,444)
Benefit from income taxes	(5,249)	(4,066)
Loss from continuing operations	(9,612)	(4,378)
Income from discontinued operations, net of tax	8,373	3,242
Net loss	$(1,239)	$(1,136)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 30,
In thousands, except share amounts	2007	2006
ASSETS
Cash and cash equivalents	$16,377	$18,778
Accounts receivable, net	138,049	144,681
Inventories, net	139,129	105,333
Salespersons overdrafts, net of allowance of $13,073 and $12,621, respectively	28,096	27,292
Prepaid expenses and other current assets	24,146	19,791
Income tax receivable	8,605	10,311
Deferred income taxes	12,330	11,850
Current assets of discontinued operations	65,213	56,649
Total current assets	431,945	394,685
Property, plant and equipment	319,937	305,703
Less accumulated depreciation	(151,774)	(145,122)
Property, plant and equipment, net	168,163	160,581
Goodwill	924,370	919,638
Intangibles, net	534,294	530,669
Deferred financing costs, net	46,483	48,782
Other assets	13,674	13,181
Long-term assets of discontinued operations	268,931	265,519
Total assets	$2,387,860	$2,333,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$54,283	$56,436
Accrued employee compensation and related taxes	32,617	41,256
Commissions payable	31,753	21,671
Customer deposits	219,612	171,258
Interest payable	30,262	13,227
Other accrued liabilities	26,569	23,637
Current liabilities of discontinued operations	26,541	34,849
Total current liabilities	421,637	362,334

Long-term debt	1,775,841	1,770,657
Deferred income taxes	168,854	175,200
Pension liabilities, net	20,255	21,484
Other noncurrent liabilities	30,487	33,356
Long-term liabilities of discontinued operations	7,086	6,696
Total liabilities	2,424,160	2,369,727

Mezzanine equity	9,755	9,717

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,976,659 at March 31, 2007 and December 30, 2006
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at March 31, 2007 and December 30, 2006
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at March 31, 2007 and December 30, 2006	60	60
Additional paid-in-capital	175,516	175,427
Accumulated deficit	(222,752)	(222,993)
Accumulated other comprehensive income	1,121	1,117
Total stockholders’ deficit	(46,055)	(46,389)
Total liabilities and stockholders’ deficit	$2,387,860	$2,333,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,	April 1,
In thousands	2007	2006

Net loss	$(1,239)	$(1,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	(8,373)	(3,242)
Depreciation	8,796	7,471
Amortization of intangible assets	11,897	12,668
Amortization of debt discount, premium and deferred financing costs	7,487	6,759
Other amortization	167	201
Deferred income taxes	(6,420)	(7,157)
Loss (gain) on sale of assets	391	(25)
Stock-based compensation	129	40
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	10,428	3,682
Inventories	(30,518)	(36,129)
Salespersons overdrafts	(787)	(2,305)
Prepaid expenses and other current assets	(4,597)	(5,254)
Accounts payable and accrued expenses	(10,636)	(44)
Customer deposits	48,277	47,310
Commissions payable	9,567	9,834
Income taxes payable/ receivable	5,518	2,736
Interest payable	17,104	9,895
Other	(1,609)	706
Net cash provided by operating activities of continuing operations	55,582	48,351
Net cash used in operating activities of discontinued operations	(7,737)	(1,500)
Net cash provided by operating activities	47,845	46,851
Purchases of property, plant and equipment	(20,012)	(12,489)
Proceeds from sale of property and equipment	281	74
Acquisition of businesses, net of cash acquired	(27,486)	—
Other investing activities, net	—	(2)
Net cash used in investing activities of continuing operations	(47,217)	(12,417)
Net cash used in investing activities of discontinued operations	(3,138)	(7,452)
Net cash used in investing activities	(50,355)	(19,869)
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	109	6
(Decrease) increase in cash and cash equivalents	(2,401)	26,988
Cash and cash equivalents, beginning of period	18,778	20,706
Cash and cash equivalents, end of period	$16,377	$47,694

Summary of Non Cash Financing Items:
Receivable from issuance of long-term debt	$—	$(342,125)
Deferred financing costs	—	(9,300)
Payables related to financing costs	—	1,425
Issuance of long-term debt	—	350,000
Non cash items, net	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	March 31,	April 1,
In thousands	2007	2006
Net sales	$255,850	$227,986
Cost of products sold	128,070	110,788
Gross profit	127,780	117,198
Selling and administrative expenses	103,557	91,866
Loss (gain) on disposal of fixed assets	391	(25)
Special charges	—	2,744
Operating income	23,832	22,613
Interest expense, net	25,235	26,170
Loss before income taxes	(1,403)	(3,557)
Benefit from income taxes	(294)	(2,070)
Loss from continuing operations	(1,109)	(1,487)
Income from discontinued operations, net of tax	8,373	3,242
Net income	$7,264	$1,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 30,
In thousands, except share amounts	2007	2006
ASSETS
Cash and cash equivalents	$16,002	$18,043
Accounts receivable, net	138,049	144,681
Inventories, net	139,129	105,333
Salespersons overdrafts, net of allowance of $13,073 and $12,621, respectively	28,096	27,292
Prepaid expenses and other current assets	24,361	20,309
Income tax receivable	746	1,097
Deferred income taxes	12,330	11,850
Current assets of discontinued operations	65,213	56,649
Total current assets	423,926	385,254
Property, plant and equipment	319,937	305,703
Less accumulated depreciation	(151,774)	(145,122)
Property, plant and equipment, net	168,163	160,581
Goodwill	924,370	919,638
Intangibles, net	534,294	530,669
Deferred financing costs, net	33,711	35,557
Other assets	13,674	13,181
Long-term assets of discontinued operations	268,931	265,519
Total assets	$2,367,069	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$54,283	$56,436
Accrued employee compensation and related taxes	32,617	41,256
Commissions payable	31,753	21,671
Customer deposits	219,612	171,258
Income taxes payable	4,430	—
Interest payable	20,050	10,650
Other accrued liabilities	26,569	23,637
Current liabilities of discontinued operations	26,541	34,849
Total current liabilities	415,855	359,757

Long-term debt	1,216,500	1,216,500
Deferred income taxes	190,460	194,925
Pension liabilities, net	20,255	21,484
Other noncurrent liabilities	30,487	33,356
Long-term liabilities of discontinued operations	7,086	6,696
Total liabilities	1,880,643	1,832,718

Common stock:
Common stock $.01 par value; authorized 2,000,000 shares; issued and outstanding: 1,000 shares at March 31, 2007 and December 30, 2006	—	—
Additional paid-in-capital	648,597	648,599
Accumulated deficit	(163,292)	(172,035)
Accumulated other comprehensive income	1,121	1,117
Total stockholder’s equity	486,426	477,681
Total liabilities and stockholder’s equity	$2,367,069	$2,310,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,	April 1,
In thousands	2007	2006

Net income	$7,264	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(8,373)	(3,242)
Depreciation	8,796	7,471
Amortization of intangible assets	11,897	12,668
Amortization of debt discount, premium and deferred financing costs	1,849	1,944
Other amortization	167	201
Deferred income taxes	(4,539)	(5,422)
Loss (gain) on sale of assets	391	(25)
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	10,428	3,682
Inventories	(30,518)	(36,129)
Salespersons overdrafts	(787)	(2,305)
Prepaid expenses and other current assets	(4,597)	(5,078)
Accounts payable and accrued expenses	(10,636)	(44)
Customer deposits	48,277	47,310
Commissions payable	9,567	9,834
Income taxes payable/ receivable	8,593	2,996
Interest payable	9,469	9,895
Other	(1,306)	500
Net cash provided by operating activities of continuing operations	55,942	48,352
Net cash used in operating activities of discontinued operations	(7,737)	(1,500)
Net cash provided by operating activities	48,205	46,852
Purchases of property, plant and equipment	(20,012)	(12,489)
Proceeds from sale of property and equipment	281	74
Acquisition of business, net of cash acquired	(27,486)	—
Other investing activities, net	—	(2)
Net cash used in investing activities of continuing operations	(47,217)	(12,417)
Net cash used in investing activities of discontinued operations	(3,138)	(7,452)
Net cash used in investing activities	(50,355)	(19,869)
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	109	6
(Decrease) increase in cash and cash equivalents	(2,041)	26,989
Cash and cash equivalents, beginning of period	18,043	19,874
Cash and cash equivalents, end of period	$16,002	$46,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.
VISANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing markets.  The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann”) and AHC I Acquisition Corp. (“Arcade”).  These subsidiaries are currently integrated into three reportable segments:  Scholastic, Yearbook and Marketing and Publishing Services.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than certain indebtedness of Holdings.  Holdings has 10.25% senior discount notes, which had an accreted value of $209.3 million and $204.2 million as of March 31, 2007 and December 30, 2006, respectively, and $350.0 million principal amount of 8.75% senior notes as of March 31, 2007 and December 30, 2006.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

2.    Significant Accounting Policies

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 104, Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses included advertising expense of $1.9 million for the quarter ended March 31, 2007 and $1.4 million for the quarter ended April 1, 2006.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs.  The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the lifetime warranty on rings was approximately $0.1 million and $0.2 million for the quarters ended March 31, 2007 and April 1, 2006, respectively.  Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for March 31, 2007 and December 30, 2006.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R  (revised 2004), Share Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For each of the three month periods ended March 31, 2007 and April 1, 2006, the Company recognized total compensation expense related to stock options of $0.1 million, which is included in selling, general and administrative expenses.  Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreements), to repurchase the common shares from the holder and settle amounts in cash.  In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheets as of March 31, 2007 and December 30, 2006.

Recent Accounting Pronouncements

Effective beginning of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  In connection with the adoption of FIN 48 effective at the beginning of the quarter, the Company made a change in accounting principle for the classification of interest income on tax refunds.  In addition, upon adoption of FIN 48 all interest and penalties on income tax assessments has been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.  Refer to Note 13, Income Taxes, for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us the first fiscal year ending after June 15, 2007.  We are currently assessing the impact of SFAS No. 158 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 159 on our financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 7, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings.  As of May 7, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

4.  Restructuring Activity and Other Special Charges

Restructuring Activity

During the three months ended March 31, 2007, the Company did not record any special charges.  During the three months ended April 1, 2006, the Company recorded $0.4 million of special charges relating to severance and related benefits costs and $2.3 million related to an impairment loss to reduce the value of the former Jostens corporate office buildings.  The Scholastic and Yearbook segments each recorded $0.1 million of severance costs and related benefits associated with a headcount reduction of eight Scholastic employees and two Yearbook employees, respectively.  The Marketing and Publishing Services segment recorded charges of $0.2 million related to severance costs that reduced headcount by three employees.

Restructuring accruals of $0.9 million and $1.4 million as of March 31, 2007 and December 30, 2006, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals include amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through March 31, 2007, the Company incurred $17.5 million of employee severance costs related to initiatives during the period from 2004 to March 31, 2007, which affected an aggregate of 254 employees.  As of March 31, 2007, the Company had paid $16.6 million in cash related to these initiatives.

Changes in the restructuring accruals during the first three months of 2007 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 30, 2006	$513	$111	$755	$1,379
Restructuring charges	—	—	—	—
Severance paid	(241)	(72)	(163)	(476)
Balance at March 31, 2007	$272	$39	$592	$903

The Company expects the majority of the remaining severance related to the 2004, 2005 and 2006 initiatives to be paid during the remainder of 2007.

5.    Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff for approximately $30.5 million in cash, including cash on hand of $3.0 million, and subject to a working capital adjustment.  Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  The acquisition is a continuation of our efforts to focus on the school affinity business.  The results of these acquired operations have been included in the Condensed Consolidated Financial Statements since that date.

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

The allocation of the purchase price was as follows:

In thousands
Current assets	$10,945
Property, plant and equipment	1,399
Intangible assets	15,500
Goodwill	6,992
Long-term assets	131
Current liabilities	(4,438)
Long-term liabilities	(48)
$30,481

In connection with the purchase accounting related to the acquisition of Neff, the intangible assets and goodwill approximated $22.5 million, which consisted of:

In thousands
Customer relationships	$7,900
Tradenames	6,300
Restrictive covenants	1,300
Goodwill	6,992
$22,492

Customer relationships will be amortized over a ten-year period.  The restrictive covenants will be amortized over the average life of the agreements, which is approximately two years.

The results of operations from this acquisition are reported as part of the Scholastic segment, and as such, all of its goodwill will be allocated to that segment.   None of the goodwill will be amortizable for tax purposes.

During 2006, the Company acquired all of the assets and assumed certain liabilities of the Dixon Web operation of the Sleepeck Printing Company, a provider of innovative marketing services and products located in Dixon, Illinois.  The business now operates under the name Dixon Direct Corp.  The Company also acquired substantially all of the assets and assumed certain liabilities of the Vertis, Inc. fragrance sampling business.  The acquired fragrance business currently operates under the Arcade Marketing name.  Both acquisitions, with an aggregate purchase price of approximately $54.8 million, were all cash transactions.   The results of these acquired operations have been included in the Condensed Consolidated Financial Statements since their acquisition and are both reported in the Marketing and Publishing Services Segment.  The purchase price allocations of these acquisitions resulted in goodwill of approximately $15.3 million, substantially all of which will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial positions or cash flows.

6.    Discontinued Operations

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The sale closed on June 30, 2006 with the Company recognizing net proceeds of $64.1 million.   As of December 2006 the Company’s Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale and were accordingly reflected as such as of March 31, 2007.  On January 3, 2007, the Company entered into a Stock Purchase Agreement (the “Von Hoffmann Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  The regulatory review of the proposed transaction through a second request by the Federal Trade Commission has been completed and we expect to close the transaction on or about May 16, 2007.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

The results of the Jostens Photography and the Von Hoffmann businesses have been reclassified on the condensed consolidated statement of operations and are included in the caption titled “Income from discontinued operations, net”.  Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

Included in the income from discontinued operations in the condensed consolidated statements of operations are the following:

	March 31,	April 1,
In thousands	2007	2006
Net sales from discontinued operations	$71,731	$85,053

Pretax income from discontinued operations	13,804	5,480
Income tax provision from discontinued operations	5,431	2,238
Income from discontinued operations, net of tax	$8,373	$3,242

The Jostens Photography and Von Hoffmann businesses have been classified in the condensed consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

	March 31,	December 30,
In thousands	2007	2006
Assets:
Accounts receivable, net	$40,869	$32,338
Inventories, net	24,637	22,809
Prepaid expenses and other current assets	(293)	1,502
Total current assets of discontinued operations	65,213	56,649

Property, plant and equipment, net	94,979	91,567
Goodwill	173,952	173,952
Total assets of discontinued operations	$334,144	$322,168

Liabilities:
Accounts payable	$13,095	$13,641
Accrued employee compensation and related taxes	6,713	5,797
Commissions payable	455	456
Customer deposits	996	1,291
Other accrued liabilities	5,282	13,664
Total current liabilities of discontinued operations	26,541	34,849

Other noncurrent liabilities	7,086	6,696
Total liabilities of discontinued operations	$33,627	$41,545

At December 30, 2006, other accrued liabilities included $1.7 million related to the Jostens Recognition business, which was discontinued in 2001. Based on the nature of the liabilities, the Company does not believe it is likely to have any ongoing liabilities, and therefore, there are no amounts related to the Jostens Recognition businesses at March 31, 2007.

7.    Comprehensive (Loss) Income

The following amounts were included in determining comprehensive loss for Holdings as of the dates indicated:

	Three Months Ended
	March 31,	April 1,
In thousands	2007	2006
Net loss	$(1,239)	$(1,136)
Change in cumulative translation adjustment	4	(57)
Comprehensive loss	$(1,235)	$(1,193)

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three Months Ended
	March 31,	April 1,
In thousands	2007	2006
Net income	$7,264	$1,755
Change in cumulative translation adjustment	4	(57)
Comprehensive income	$7,268	$1,698

8.    Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

	March 31,	December 30,
In thousands	2007	2006
Trade receivables	$150,503	$154,685
Allowance for doubtful accounts	(2,928)	(2,726)
Allowance for sales returns	(9,526)	(7,278)
Accounts receivable, net	$138,049	$144,681

Net inventories were comprised of the following:

	March 31,	December 30,
In thousands	2007	2006
Raw materials and supplies	$33,618	$31,814
Work-in-process	60,934	34,142
Finished goods	44,569	39,369
	139,121	105,325
LIFO reserve	8	8
Inventories, net	$139,129	105,333

Precious Metals Consignment Arrangement

The Company has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements.  The value of consigned inventory at March 31, 2007 and December 30, 2006, was $17.2 million and $16.4 million, respectively.  The consignment agreement does not have a stated term, and therefore it can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.1 million and $0.2 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

9.   Goodwill and Other Intangible Assets, net

The change in the carrying amount of goodwill is as follows:

March 31,
In thousands	2007
Balance at beginning of period	$919,638
Goodwill acquired during the period	6,999
Reduction in goodwill	(2,258)
Currency translation	(9)
Balance at end of period	$924,370

Goodwill of $7.0 million acquired during the three months ended March 31, 2007 relates to the acquisition of Neff, which is included in the Scholastic reporting segment from the date of acquisition.  The reduction in goodwill of $2.3 million resulted from the adoption of FIN 48 for a pre-acquisition tax uncertainty  in connection with the Jostens merger transaction in July 2003.

As of March 31, 2007, goodwill had been allocated to reporting segments as follows:

In thousands
Scholastic	$300,262
Yearbook	391,848
Marketing and Publishing Services	232,260
$924,370

Information regarding other intangible assets, net as of the dates indicated, is as follows:

		March 31, 2007			December 30, 2006
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(121,379)	$208,621	$330,000	$(113,161)	$216,839
Internally developed software	2 to 5 years	12,200	(10,909)	1,291	12,200	(10,454)	1,746
Patented/unpatented technology	3 years	19,767	(15,310)	4,457	19,767	(15,109)	4,658
Customer relationships	4 to 40 years	44,409	(10,299)	34,110	36,509	(9,746)	26,763
Other	3 to 10 years	62,710	(27,375)	35,335	61,410	(24,927)	36,483
		469,086	(185,272)	283,814	459,886	(173,397)	286,489
Tradenames	Indefinite	250,480		250,480	244,180	—	244,180
		$719,566	$(185,272)	$534,294	$704,066	$(173,397)	$530,669

Amortization expense related to other intangible assets was $11.9 million and $12.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

Based on intangible assets in service as of March 31, 2007, estimated amortization expense for the remainder of 2007 and each of the five succeeding fiscal years is $36.0 million, $45.2 million, $40.8 million, $39.9 million, $38.3 million and $36.5 million, respectively.

10.    Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 30,
In thousands	2007	2006
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $37,859 and $43,043 at March 31, 2007 and December 30, 2006, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$209,341	$204,157
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 7.33% at March 31, 2007 and 7.37% at December 30, 2006, with semi-annual principal and interest payments through October 1, 2011	716,500	716,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000
	1,775,841	1,770,657
Less current portion	—	—
	$1,775,841	$1,770,657

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.  Visant’s senior secured facilities allow us, subject to certain conditions, to incur additional term loans under the term loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the term C loan facility.

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

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp., and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2004, and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

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

Visant’s senior subordinated notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis, by each of Visant’s material current and future domestic subsidiaries. The indenture governing Visant’s senior subordinated notes restricts Visant and its restricted subsidiaries from paying dividends or making any other distributions on account of Visant’s or any restricted subsidiary’s equity interests (including any dividend or distribution payable in connection with any merger or consolidation) other than (1) dividends or distributions by Visant payable in equity interests of Visant or in options, warrants or other rights to purchase equity interests or (2) dividends or distributions by a restricted subsidiary, subject to certain exceptions.

The indentures governing Holdings’ senior discount notes and senior notes restrict Holdings and its restricted subsidiaries from declaring or paying dividends or making any other distribution (including any payment by Holdings or any restricted subsidiary of Holdings in connection with any merger or consolidation involving Holdings or any of its restricted subsidiaries) on account of Holdings’ or any of its restricted subsidiaries’ equity interests (other than dividends or distributions payable in certain equity interests and dividends payable to Holdings or any restricted subsidiary of Holdings), subject to certain exceptions.

Visant’s senior secured credit facilities and the Visant and Holdings notes contain certain cross-default and cross-acceleration provisions whereby a default under or acceleration of other debt obligations would cause a default under or acceleration of the senior secured credit facilities and the notes.

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of March 31, 2007, the Company was in compliance with all covenants under its material debt obligations.

As of March 31, 2007, there was $16.4 million outstanding in the form of letters of credit, leaving $233.6 million available under the Visant $250 million revolving credit facility.

11.   Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange, and commodities exposures.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros.  At March 31, 2007, there were no contracts related to these activities outstanding.

12.    Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The purchase commitment at March 31, 2007 was $4.1 million with delivery dates occurring throughout 2007.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133, Accounting for Derivatives and Hedging Activities. The fair market value of the open precious metal forward contracts at March 31, 2007 was $4.7 million based on quoted futures prices for each contract.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.  Compliance with such laws and regulations has become more stringent and, accordingly, more costly over time.

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

As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000.  As of March 31, 2007, Jostens had made payments totaling $8.1 million for remediation at this site.  During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site.  Jostens has certain ongoing monitoring obligations.  We do not expect the cost of such ongoing monitoring to be material.

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

13.    Income Taxes

The Company has recorded an income tax benefit for the first quarter of 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year.  The estimated full-year consolidated effective tax rates were 36.8% and 36.6% for Holdings and Visant, respectively, before consideration of the effect of $0.2 million of interest accruals on unrecognized tax benefits.  The combined effect of the annual estimated consolidated tax rates and the provision for interest on unrecognized tax benefits resulted in effective tax rates for the quarter of 35.3% and 21.0% for Holdings and Visant, respectively.  The annual estimated effective tax rates for 2007 were favorably affected by an increase in the rate of deduction for the domestic manufacturing deduction.

For the comparable three-month period ended April 1, 2006, the effective rates of income tax benefit for Holdings and Visant were 48.2% and 58.2%, respectively.  These rates reflect the favorable effect of the reduction of the deferred tax valuation allowance by $0.6 million during the 2005 first quarter because the Company estimated that a portion of the tax benefit attributable to capital loss carryforwards would be realized as a result of anticipated property dispositions during 2006.

In June 2006, the FASB issued FIN 48 that requires application of a “more-likely-than-not” threshold to the financial statement recognition and derecognition of tax positions taken by the Company on its income tax filings.  Using the more-likely-than-not standard under current tax law, FIN 48 requires that tax benefit recognition be adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds and tax-related interest expense and penalties.  Under the previous policy the Company recorded interest income on tax refunds as interest income.  Under the new policy any interest income in connection with income tax refunds will be recorded as a reduction of income tax expense. In addition, the Company’s previous accounting policy was to report tax-related interest expense and penalties either as income tax expense in the case of uncertain tax positions or as interest expense in the case of routine tax assessments.  Upon adoption of FIN 48, all interest and penalties on income tax assessments will be recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

The unrecognized tax benefit liability at December 31, 2006, the date of adoption of FIN 48, was $12.4 million including $1.9 million of gross interest and penalty accruals.  In connection with the adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions.  These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies under SFAS No. 5 to the method prescribed under FIN 48.  The adjustment to goodwill relates to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003.  As of January 1, 2007, the date of adoption of FIN 48, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.1 million excluding gross interest and penalty accruals of $1.9 million.  During the quarter ended March 31, 2007, there were no material changes to the unrecognized tax benefit liability recorded at the time FIN 48 was adopted.

As of the date of adoption of FIN 48, the Company’s income tax filings for 2003 to 2006 are subject to examination in the U.S federal tax jurisdiction.  The Internal Revenue Service is examining two pre-acquisition tax filings for one of the Company’s subsidiaries for periods in 2004.  The Company is also subject to examination in state and foreign tax jurisdictions for periods 2002 to 2006, none of which was individually material.  The Company has filed appeals for a Canadian federal examination of tax years 1996 and 1997.  Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and all jurisdictions.  During the next twelve months it is possible that the unrecognized tax benefit liability could decrease by approximately $4.4 million if the 2003 tax year is not examined.  The tax uncertainty relates to a pre-acquisition tax period and any such adjustment would decrease goodwill.

14.    Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	March 31,	April 1,	March 31,	April 1,
In thousands	2007	2006	2007	2006
Service cost	$1,602	$1,651	$3	$5
Interest cost	3,903	3,747	38	49
Expected return on plan assets	(6,044)	(5,653)	—	—
Amortization of prior year service cost	(199)	(120)	(69)	(70)
Amortization of net actuarial loss	—	1	9	24
Net periodic benefit income expense	$(738)	$(374)	$(19)	$8

As of December 31, 2006, the Company did not expect to contribute to its qualified pension plans in 2007 due to the funded status of the plans. This estimate has not changed as of March 31, 2007. For the three months ended March 31, 2007, the Company did not make any contributions to the qualified pension plans and contributed $0.5 million and $0.1 million to its nonqualified pension plans and postretirement welfare plans, respectively.  These payments to the nonqualified and postretirement welfare plans are consistent with the expected amounts disclosed as of December 31, 2006.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of March 31, 2007 there were 58,559 shares available for grant under the 2004 Plan.  Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.  All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.  As of March 31, 2007, there were 170,763 options vested under the 2004 Plan and 167,269 unvested and subject to vesting.

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

For each of the three month periods ended March 31, 2007 and April 1, 2006, the Company recognized total compensation expense related to stock options of $0.1 million, which is included in selling, general and administrative expenses.  For the period ended March 31, 2007, no options were granted, exercised or vested.

The following table summarizes stock option activity for Holdings:

		Weighted -
		average
Shares in thousands	Shares	exercise price
Outstanding at December 30, 2006	397	$41.21	*
Granted	—	$—
Forfeited	(2)	$73.79
Cancelled	(2)	$43.73
Outstanding at March 31, 2007	393	$41.01
Vested or expected to vest at March 31, 2007	393	$41.01
Exercisable at March 31, 2007	224	$37.93

* Weighted average exercise price at December 30, 2006 has been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at March 31, 2007 was approximately 8.2 years.

16.    Business Segments

As of December 2006, the Von Hoffmann businesses were held as assets for sale.  On January 3, 2007, the Company entered into the Von Hoffmann Stock Purchase Agreement with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  The regulatory review of the proposed transaction through a second request by the Federal Trade Commission has been completed and we expect to close the transaction on or about May 16, 2007.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. (see Note 6 ).

As described in Note 5, on March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff operates as a direct subsidiary of Visant under the Neff brand name and its results are reported as part of the Scholastic segment.

As a result of the foregoing, our three reportable segments as of March 31, 2007 consist of:

•       Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges, and other post-secondary institutions;

•       Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks; and

•       Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

The following table presents information of Holdings by business segment:

	Three months ended
	March 31,	April 1,
In thousands	2007	2006
Net sales
Scholastic	$140,305	$134,383
Yearbook	7,851	8,295
Marketing and Publishing Services	108,051	85,360
Inter-segment eliminations	(357)	(52)
	$255,850	$227,986

Operating income
Scholastic	$22,492	$20,053
Yearbook	(17,119)	(14,011)
Marketing and Publishing Services	18,274	16,492
	$23,647	$22,534

Depreciation and Amortization
Scholastic	$6,920	$7,299
Yearbook	8,477	8,559
Marketing and Publishing Services	5,463	4,482
	$20,860	$20,340

17.    Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year.  We paid $0.8 million as advisory fees to the Sponsors for the three months ended March 31, 2007 and April 1, 2006, respectively.  The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

18.    Condensed Consolidating Guarantor Information

As discussed in Note 10, Long-Term Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its 100% wholly-owned subsidiaries on a full, unconditional and joint and several basis.  The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 31, 2007

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$252,288	$10,365	$(6,803)	$255,850
Cost of products sold	(2,234)	130,585	6,333	(6,614)	128,070
Gross profit	2,234	121,703	4,032	(189)	127,780
Selling and administrative expenses	(219)	100,762	3,014	—	103,557
Loss on sale of assets	—	391	—	—	391
Operating income	2,453	20,550	1,018	(189)	23,832
Net interest expense	25,888	25,404	16	(26,073)	25,235
Equity earnings in subsidiary, net of tax	(5,651)	(649)	—	6,300	—
(Loss) income before income taxes	(17,784)	(4,205)	1,002	19,584	(1,403)
Provision for (benefit from) income taxes	910	(1,483)	353	(74)	(294)
(Loss) income from continuing operations	(18,694)	(2,722)	649	19,658	(1,109)
Income from discontinued operations, net	—	8,373	—	—	8,373
Net (loss) income	$(18,694)	$5,651	$649	$19,658	$7,264

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 1, 2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$222,582	$8,954	$(3,550)	$227,986
Cost of products sold	(1,122)	109,947	5,556	(3,593)	110,788
Gross profit	1,122	112,635	3,398	43	117,198
Selling and administrative expenses	(933)	89,374	3,425	—	91,866
Loss (gain) on sale of assets	5	(34)	4	—	(25)
Special charges	—	2,744	—	—	2,744
Operating income (loss)	2,050	20,551	(31)	43	22,613
Net interest expense	24,621	27,820	190	(26,461)	26,170
Equity loss in subsidiary, net of tax	1,189	18	—	(1,207)	—
Loss before income taxes	(23,760)	(7,287)	(221)	27,711	(3,557)
Provision for (benefit from) income taxes	972	(3,017)	(42)	17	(2,070)
Loss from continuing operations	(24,732)	(4,270)	(179)	27,694	(1,487)
Income from discontinued operations, net	—	3,081	161	—	3,242
Net (loss) income	$(24,732)	$(1,189)	$(18)	$27,694	$1,755

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 31, 2007

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,073	$3,529	$11,400	$—	$16,002
Accounts receivable, net	1,423	126,224	10,402	—	138,049
Inventories, net	—	136,735	2,771	(377)	139,129
Salespersons overdrafts, net	—	26,830	1,266	—	28,096
Prepaid expenses and other current assets	2,305	20,593	1,248	215	24,361
Income tax receivable	—	746	—	—	746
Intercompany receivable (payable)	21,065	15,278	—	(36,343)	—
Deferred income taxes	(943)	13,198	75	—	12,330
Current assets of discontinued operations	—	65,213	—	—	65,213
Total current assets	24,923	408,346	27,162	(36,505)	423,926
Property, plant, and equipment, net	1,221	166,836	106	—	168,163
Goodwill	—	902,383	21,987	—	924,370
Intangibles, net	—	524,426	9,868	—	534,294
Deferred financing costs, net	33,711	—	—	—	33,711
Intercompany receivable (payable)	1,236,403	143,745	301	(1,380,449)	—
Other assets	40	13,276	358	—	13,674
Investment in subsidiaries	496,246	73,170	—	(569,416)	—
Long-term assets of discontinued operations	—	268,931	—	—	268,931
	$1,792,544	$2,501,113	$59,782	$(1,986,370)	$2,367,069

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$3,705	$44,632	$5,946	$—	$54,283
Accrued employee compensation	4,189	25,710	2,718	—	32,617
Commissions payable	—	30,892	861	—	31,753
Customer deposits	—	213,789	5,823	—	219,612
Income taxes payable	1,069	3,317	191	(147)	4,430
Interest payable	19,367	675	8	—	20,050
Intercompany payable (receivable)	—	36,128	—	(36,128)	—
Other accrued liabilities	2,036	21,226	3,307	—	26,569
Current liabilities of discontinued operations	251	26,290	—	—	26,541
Total current liabilities	30,617	402,659	18,854	(36,275)	415,855
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable (receivable)	296,308	1,365,490	(32,299)	(1,629,499)	—
Deferred income taxes	(1,081)	191,827	(286)	—	190,460
Pension liabilities, net	(315)	20,570	—	—	20,255
Other noncurrent liabilities	12,909	17,235	343	—	30,487
Long-term liabilities of discontinued operations	—	7,086	—	—	7,086
Total liabilities	1,554,938	2,004,867	(13,388)	(1,665,774)	1,880,643
Stockholder’s equity	237,606	496,246	73,170	(320,596)	486,426
	$1,792,544	$2,501,113	$59,782	$(1,986,370)	$2,367,069

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

December 30, 2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,707	$4,275	$12,061	—	$18,043
Accounts receivable, net	1,943	128,162	14,576	—	144,681
Inventories, net	—	103,411	2,111	(189)	105,333
Salespersons overdrafts, net	—	26,431	861	—	27,292
Prepaid expenses and other current assets	2,697	15,814	1,280	518	20,309
Income tax receivable	1,097	—	—	—	1,097
Intercompany receivable (payable)	36,180	9,881	—	(46,061)	—
Deferred income taxes	(963)	12,738	75	—	11,850
Current assets of discontinued operations	—	56,649	—	—	56,649
Total current assets	42,661	357,361	30,964	(45,732)	385,254
Property, plant, and equipment, net	1,279	159,227	75	—	160,581
Goodwill	—	897,642	21,996	—	919,638
Intangibles, net	—	520,713	9,956	—	530,669
Deferred financing costs, net	35,557	—	—	—	35,557
Intercompany receivable (payable)	1,256,090	106,377	—	(1,362,467)	—
Other assets	40	13,065	76	—	13,181
Investment in subsidiaries	489,114	72,521	—	(561,635)	—
Long-term assets of discontinued operations	(80)	265,599	—	—	265,519
	$1,824,661	$2,392,505	$63,067	$(1,969,834)	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$2,562	$48,249	$5,390	$235	$56,436
Accrued employee compensation	6,759	32,931	1,566	—	41,256
Commissions payable	—	20,605	1,066	—	21,671
Customer deposits	—	166,250	5,008	—	171,258
Income taxes payable	(8,664)	5,668	3,069	(73)	—
Interest payable	9,987	663	—	—	10,650
Current portion of long-term debt	—	—	—	—	—
Intercompany payable (receivable)	17,787	23,242	4,749	(45,778)	—
Other accrued liabilities	2,025	18,497	3,115	—	23,637
Current liabilities of discontinued operations	955	28,301	5,593	—	34,849
Total current liabilities	31,411	344,406	29,556	(45,616)	359,757
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable (receivable)	305,332	1,317,506	(38,874)	(1,583,964)	—
Deferred income taxes	(988)	196,195	(282)	—	194,925
Pension liabilities, net	—	21,484	—	—	21,484
Other noncurrent liabilities	16,106	17,104	146	—	33,356
Long-term liabilities of discontinued operations		6,696	—	—	6,696
Total liabilities	1,568,361	1,903,391	(9,454)	(1,629,580)	1,832,718
Stockholder’s equity	256,300	489,114	72,521	(340,254)	477,681
	$1,824,661	$2,392,505	$63,067	$(1,969,834)	$2,310,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

 Three months ended March 31, 2007

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(18,694)	$5,651	$649	$19,658	$7,264
Other cash provided by (used in) operating activities	46,700	23,019	(1,383)	(19,658)	48,678
Net cash used in discontinued operations	(309)	(7,428)	—	—	(7,737)
Net cash provided by (used in) operating activities	27,697	21,242	(734)	—	48,205
Purchases of property, plant, and equipment	(16)	(19,960)	(36)	—	(20,012)
Proceeds from sale of property and equipment	—	281	—	—	281
Acquisition of business, net of cash acquired	(27,486)	—	—	—	(27,486)
Net cash used in discontinued operations	—	(3,138)	—	—	(3,138)
Net cash used in investing activities	(27,502)	(22,817)	(36)	—	(50,355)
Intercompany payable (receivable)	2,172	(2,172)	—	—	—
Net cash provided by (used in) financing activities	2,172	(2,172)	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	109	—	109
Increase (decrease) in cash and cash equivalents	2,367	(3,747)	(661)	—	(2,041)
Cash and cash equivalents, beginning of period	1,707	4,275	12,061	—	18,043
Cash and cash equivalents, end of period	$4,074	$528	$11,400	—	$16,002

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 1, 2006

			Non-
	Visant	Guarantors	Guarantors	Eliminations	Total
Net (loss) income	$(24,732)	$(1,189)	$(18)	$27,694	$1,755
Other cash provided by operating activities	21,839	51,078	1,318	(27,638)	46,597
Net cash provided by (used in) discontinued operations	—	1,339	(2,839)	—	(1,500)
Net cash (used in) provided by operating activities	(2,893)	51,228	(1,539)	56	46,852
Purchases of property, plant, and equipment	(843)	(11,622)	(24)	—	(12,489)
Proceeds from sale of property and equipment	3	70	1	—	74
Other investing activities, net	—	(2)	—	—	(2)
Net cash used in discontinued operations	—	(7,452)	—	—	(7,452)
Net cash used in investing activities	(840)	(19,006)	(23)	—	(19,869)
Intercompany payable (receivable)	30,002	(30,003)	—	1	—
Net cash (used in) provided by financing activities	30,002	(30,003)	—	1	—
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Increase (decrease) in cash and cash equivalents	26,269	2,219	(1,556)	57	26,989
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874
Cash and cash equivalents, end of period	$39,298	$765	$6,743	$57	$46,863

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by the use of statements that include such words as “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our 2006 Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and elsewhere in this report.

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

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale.  On January 3, 2007, the Company entered into a Stock Purchase Agreement with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc., which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  The regulatory review of the proposed transaction through a second request by the Federal Trade Commission has been completed and we expect to close the transaction on or about May 16, 2007.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc (“Neff”). Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.  Neff operates as a direct subsidiary of Visant under the Neff brand name and its results are reported as part of the Scholastic segment from the date of acquisition.

Our three reportable segments as of March 31, 2007 consist of:

•Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

• Yearbook—provides services related to the publication, marketing, sale and production of school yearbooks; and

• Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

Company Background

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of May 7, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of May 7, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Recent Accounting Pronouncements

Effective beginning of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  In connection with the adoption of FIN 48 effective as of January 1, 2007, the Company made a change in accounting principle for the classification of interest income on tax refunds.  In addition, upon adoption of FIN 48 all interest and penalties on income tax assessments will be recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.  The Company’s unrecognized tax benefit liability at March 31, 2007 is included in other noncurrent liabilities and totaled $12.7 million, including $2.2 million of gross interest and penalty accruals.  Refer to Note 13.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157), that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us in the first fiscal year ending after June 15, 2007.  We are currently assessing the impact of SFAS No. 158 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 159 on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to the Three Months Ended April 1, 2006

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and April 1, 2006.

	Three months ended
	March 31,	April 1,
In thousands	2007	2006	$ Change	% Change
Net sales	$255,850	$227,986	$27,864	12.2%

Gross profit	127,780	117,198	10,582	9.0%
% of net sales	49.9%	51.4%

Selling and administrative expenses	103,742	91,945	11,797	12.8%
% of net sales	40.5%	40.3%

Loss (gain) on disposal of assets	391	(25)	416	NM

Special charges	—	2,744	(2,744)	NM

Operating income	23,647	22,534	1,113	4.9%
% of net sales	9.2%	9.9%

Interest expense, net	38,508	30,978	7,530	24.3%

Benefit from income taxes	(5,249)	(4,066)	(1,183)	(29.1)%

Income from discontinued operations, net of tax	8,373	3,242	5,131	158.3%

Net loss	$(1,239)	$(1,136)	$(103)	(9.1)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and April 1, 2006.  For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
	March 31,	April 1,
In thousands	2007	2006	$ Change	% Change
Net sales
Scholastic	$140,305	$134,383	$5,922	4.4%
Yearbook	7,851	8,295	(444)	(5.4)%
Marketing and Publishing Services	108,051	85,360	22,691	26.6%
Inter-segment eliminations	(357)	(52)	NM	NM
Net sales	$255,850	$227,986	$27,864	12.2%

Operating income
Scholastic	$22,492	$20,053	$2,439	12.2%
Yearbook	(17,119)	(14,011)	(3,108)	(22.2)%
Marketing and Publishing Services	18,274	16,492	1,782	10.8%
Operating income	$23,647	$22,534	$1,113	4.9%

NM = Not meaningful

Net Sales.  Consolidated net sales increased $27.9 million, or 12.2%, to $255.9 million for the three months ended March 31, 2007 from $228.0 million for the corresponding period in 2006.

The net sales of the Scholastic segment increased $5.9 million, or 4.4%, to $140.3 million for the first quarter of 2007 from $134.4 million for the first quarter of 2006.  The increase was primarily attributable to increased volume of graduation products and the impact price increases for our jewelry and graduation products.

Yearbook net sales decreased $0.4 million, or 5.4%, to $7.9 million for the quarter ended March 31, 2007 compared to $8.3 million in the first quarter of 2006.  The decrease was due mainly to a shift in timing of shipments to the second quarter in 2007 compared to 2006.

The net sales of the continuing operations of the Marketing and Publishing Services segment increased $22.7 million, or 26.6%, to $108.1 million during the first quarter of 2007 from $85.4 million for the first quarter of 2006.  The increase was attributable to businesses acquired in 2006 and increased volume in both our sampling and direct marketing businesses.

Gross Profit.  Gross profit increased $10.6 million, or 9.0%, to $127.8 million for the three months ended March 31, 2007 from $117.2 million for the same period in 2006.  As a percentage of net sales, gross profit margin decreased to 49.9% for the three months ended March 31, 2007 from 51.4% for the same period in 2006.  The decrease is attributable to:

•                  changes in mix of work in Marketing and Publishing Services that included higher material costs in the first quarter of 2007; and

•                  timing of certain Yearbook expenses with the second quarter of 2007.

These decreases were partially offset by:

•                  cost savings realized from continued improvements in plant efficiency and cost reduction initiatives; and

•                  general price increases primarily in the Scholastic segment.

Selling and Administrative Expenses.  Selling and administrative expenses increased $11.8 million, or 12.8%, to $103.7 million for the three months ended March 31, 2007 from $91.9 million for the corresponding period in 2006.  As a percentage of net sales, selling and administrative expenses increased 0.2% to 40.5% for the first quarter of 2007 from 40.3% for the same period in 2006.  The increase in selling and administrative expenses as a percentage of net sales was the result of:

•                  higher commissions in the Scholastic segment associated with increased graduation products net sales, which have a higher commission structure than other Scholastic products;

•                  development costs in the Yearbook segment related to growth initiatives; and

•                  higher information technology costs in the Scholastic and Yearbook segments.

These increases were partially offset by lower amortization expense from the 2003 Jostens merger purchase accounting adjustments.

Special Charges.  There were no special charges recorded during the first quarter of 2007.  During the first quarter of 2006, the Company recorded $0.4 million of special charges relating to severance and related benefits costs and $2.3 million related to an impairment loss to reduce the value of the former Jostens corporate office buildings.  The Scholastic and Yearbook segments each recorded $0.1 million of severance costs and related benefits associated with a headcount reduction of eight Scholastic employees and two Yearbook employees, respectively.  The Marketing and Publishing Services segment recorded charges of $0.2 million related to severance costs that reduced headcount by three employees.

Operating Income.  As a result of the aforementioned items, consolidated operating income increased $1.1 million, or 4.9%, to $23.6 million for the three months ended March 31, 2007 from $22.5 million for the comparable period in 2006.  As a percentage of net sales, operating income decreased to 9.2% for the first quarter of 2007 from 9.9% for the same period in 2006.  This was mainly attributable to the increase in volume in our Marketing and Publishing Services segment, which historically has lower margins than our Scholastic and Yearbook segments.

Net Interest Expense.  Net interest expense was comprised of the following:

	Three months ended
	March 31,	April 1,
In thousands	2007	2006	$ Change	% Change
Holdings:
Interest expense	$7,635	$—	$7,635	100.0%
Amortization of debt discount, premium and			—
deferred financing costs	5,638	4,815	823	17.1%
Interest income	—	(7)	7	100.0%
Holdings interest expense, net	$13,273	$4,808	8,465	176.1%
Visant:
Interest expense	$23,598	$24,598	(1,000)	(4.1)%
Amortization of debt discount, premium and
deferred financing costs	1,849	1,944	(95)	(4.9)%
Interest income	(212)	(372)	160	(43.0)%
Visant interest expense, net	$25,235	$26,170	(935)	(3.6)%
Interest expense, net	$38,508	$30,978	7,530	24.3%

Net interest expense increased $7.5 million, or 24.3%, to $38.5 million for the three months ended March 31, 2007 as compared to $31.0 million for the comparable prior year period.  The increase was due mainly to Holdings’ 8.75% senior notes issued in 2006.

Income Taxes.  The Company has recorded an income tax benefit for the first quarter of 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year.  The estimated full-year consolidated effective tax rates were 36.8% and 36.6% for Holdings and Visant, respectively, before consideration of the effect of $0.2 million of interest accruals on unrecognized tax benefits.  The combined effect of the annual estimated consolidated tax rates and the provision for interest on unrecognized tax benefits resulted in effective tax rates for the quarter of 35.3% and 21.0% for Holdings and Visant, respectively.  The annual estimated effective tax rates for 2007 were favorably affected by an increase in the rate of deduction for the U.S domestic manufacturing deduction.

For the comparable three-month period ended April 1, 2006, the effectives rates of income tax benefit for Holdings and Visant were 48.2% and 58.2%, respectively.  These rates reflect the favorable effect of the reduction of the deferred tax valuation allowance by $0.6 million during the prior year quarter because the Company estimated that a portion of the tax benefit attributable to capital loss carryforwards was realized as a result of anticipated property dispositions during 2006.

As described in Note 13, Income Taxes, to the condensed consolidated financial statements, the Company adopted FIN 48 as of the beginning of the current quarter.  Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds will be recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability.

Income from Discontinued Operations.  During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously was a reportable segment.  First quarter results in 2006 for the Jostens Photography businesses were a loss of $2.1 million.

As of March 31, 2007 the Company’s Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were operations recorded in income from discontinued operations.  The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  Net income from the Von Hoffmann businesses for the first quarter of 2007 and 2006 were $7.4 million and $5.3 million, respectively.

We also had income of $1.0 million for the three months ended March 31, 2007 from the Jostens Recognition business, which was discontinued in 2001.  The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability, therefore, there are no amounts related to the Jostens Recognition at March 31, 2007.

Net Loss.  As a result of the aforementioned items, net loss increased $0.1 million, or 9.1%, to $1.2 million for the three months ended March 31, 2007 compared to net loss of $1.1 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2007 and 2006 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
	March 31,	April 1,
In thousands	2007	2006
Net cash provided by operating activities	$47,845	$46,851
Net cash used in investing activities	(50,355)	(19,869)
Net cash provided by (used in) financing activities	—	—
Effect of exchange rate change on cash	109	6
(Decrease) increase in cash and cash equivalents	$(2,401)	$26,988

For the three months ended March 31, 2007, operating activities generated cash of $47.8 million compared with cash generated by operating activities of $46.8 million for the same prior year period.  The increase is due to higher interest payable during the three months ended March 31, 2007 compared to the corresponding prior year period related to interest on the 8.75% senior notes due 2013.  Included in the cash flows from operating activities is cash used in discontinued operations of $7.7 million and $1.5 million for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.  Consequently, the cash provided by continuing operations was $55.6 million and $48.4 million for the first three months of 2007 and 2006, respectively.

Net cash used in investing activities for the three months ended March 31, 2007 was $50.4 million, compared with $19.9 million used in investing activities for the comparable 2006 period.  The $30.5 million increased usage related to the acquisition of Neff in March 2006 and increased capital expenditures in our Marketing and Publishing Services segment.  Included in the cash flows from investing activities is cash used in discontinued operations of $3.1 million and $7.5 million for the three-month periods ended March 31, 2007 and April 1, 2006, respectively.  Consequently, the cash used in continuing operations was $47.2 million and $12.4 million for the first three months of 2007 and 2006, respectively.

There were no financing activities during the first quarter of 2007 and 2006.

As of March 31, 2007, we had cash and cash equivalents of $16.0 million.  Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $233.6 million of additional availability under Visant’s revolving credit facility as of March 31, 2007.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As of March 31, 2007, we were in compliance with all covenants under our material debt obligations.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance.  Based upon the current level of operations, we believe that cash flows from operations, available cash and short-term investments, together with borrowings available under Visant’s senior secured credit facilities, are adequate to meet our liquidity needs for the next twelve months.  In addition, based on market and other considerations, we may decide to raise additional funds through debt or equity financings.  Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financings or some combination thereof.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended March 31,2007.  For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.

ITEM 4.           CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).

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

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

During the three months ended March 31, 2007, there were no developments of material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors during the quarter ended March 31, 2007.  For additional information, refer to Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent on March 6, 2007, a majority of the stockholders of Holdings approved the acquisition of Neff.

ITEM 5.          OTHER INFORMATION

(a)          The Company makes the following disclosure that otherwise would be made on a Form 8-K:

On May 10, 2007, Holdings and Visant entered into a Change in Control Severance Agreement (the “CIC Agreements”) with each of Paul Carousso, Vice President, Finance, and Marie Hlavaty, Vice President, General Counsel (each an “Executive”).  The CIC Agreements provide for severance payments and benefits to the Executive if his or her employment is terminated without Cause or if the Executive resigns with Good Reason (as such terms are defined in the CIC Agreements) following a Change in Control (as defined in the CIC Agreements).  The CIC Agreements are effective through December 31, 2009 (subject to extension), provided that the CIC Agreements shall remain in effect for a period of two years following a Change in Control during the term.

The severance payments and benefits include an amount equal to one times the sum of (i) the Executive’s then current annual base salary and (ii) the higher of (a) an amount equal to the Executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the Executive for the two years prior to termination multiplied by the Executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), as may be necessary to prevent any accelerated or additional tax under Section 409A).  In addition, the Executive would be entitled to a lump sum amount equal to his or her annual target bonus for the year of termination, provided if termination is prior to September 30th, the amount shall be pro-rated for portion of year the Executive was employed, payable at the time payments are otherwise made under the bonus plan. The Executive would be entitled to continued coverage under the Company’s group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits) (or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what the Company would otherwise pay for such Executive’s group health premium).  The Executive would be entitled to any other vested and accrued benefits under plans in which he or she participates.

The severance payments and benefits to be paid under the terms of the CIC Agreements are subject to the Executive entering into a severance agreement, including a general waiver and release of claims against the Company and its affiliates, and the Executive’s continued compliance with the restrictive covenants to which the Executives are otherwise bound pursuant to other agreements in place with the Company.

                Copies of the CIC Agreements are filed as Exhibits 10.1 and 10.2 to this Form 10-Q and the foregoing is qualified by the terms of the CIC Agreements.

(b)  Not applicable.

ITEM 6.          EXHIBITS

(a)                                  Exhibits

10.1                           Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.2                           Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

31.1                           Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2                          Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3                          Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4                          Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1                          Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2                          Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3                          Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4                          Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: May 14, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 14, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)