Form 10-Q
period 2007-06-30
VISANT HOLDING CORP
filed 2007-08-13
CIK 1277021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

333-112055	VISANT HOLDING CORP.	90-0207875
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

Yes  ☐   No  ☒

As of August 6, 2007, there were 5,976,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

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

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Net sales	$501,466	$469,492	$757,316	$697,478
Cost of products sold	217,776	211,792	345,846	322,580
Gross profit	283,690	257,700	411,470	374,898
Selling and administrative expenses	129,400	121,610	233,142	213,555
Loss (gain) on disposal of fixed assets	229	(828)	620	(853)
Special charges	(41)	(150)	(41)	2,594
Operating income	154,102	137,068	177,749	159,602
Interest expense, net	42,694	37,418	81,202	68,396
Income before income taxes	111,408	99,650	96,547	91,206
Provision for income taxes	41,436	40,106	36,187	36,040
Income from continuing operations	69,972	59,544	60,360	55,166
Income from discontinued operations, net of tax	102,529	2,220	110,902	5,462
Net income	$172,501	$61,764	$171,262	$60,628

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 30,
In thousands, except share amounts	2007	2006
ASSETS
Cash and cash equivalents	$36,839	$18,778
Accounts receivable, net	156,719	144,681
Inventories, net	82,534	105,333
Salespersons overdrafts, net of allowance of $10,219 and $13,165, respectively	15,674	27,292
Prepaid expenses and other current assets	13,149	19,791
Income tax receivable	—	10,311
Deferred income taxes	12,330	11,850
Current assets of discontinued operations	—	56,649
Total current assets	317,245	394,685
Property, plant and equipment	341,264	305,703
Less accumulated depreciation	(160,519)	(145,122)
Property, plant and equipment, net	180,745	160,581
Goodwill	932,909	919,638
Intangibles, net	534,254	530,669
Deferred financing costs, net	36,334	48,782
Other assets	12,842	13,181
Long-term assets of discontinued operations	—	265,519
Total assets	$2,014,329	$2,333,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$44,811	$56,436
Accrued employee compensation and related taxes	32,120	41,256
Commissions payable	49,541	21,671
Customer deposits	63,775	171,258
Income taxes payable	37,596	—
Interest payable	12,230	13,227
Other accrued liabilities	27,454	23,637
Current liabilities of discontinued operations	9,520	34,849
Total current liabilities	277,047	362,334

Long-term debt	1,381,114	1,770,657
Deferred income taxes	167,684	175,200
Pension liabilities, net	19,077	21,484
Other noncurrent liabilities	33,257	33,356
Long-term liabilities of discontinued operations	—	6,696
Total liabilities	1,878,179	2,369,727

Mezzanine equity	9,792	9,717

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,976,659 at June 30, 2007 and December 30, 2006
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at June 30, 2007 and December 30, 2006
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at June 30, 2007 and December 30, 2006	60	60
Additional paid-in-capital	175,608	175,427
Accumulated deficit	(50,252)	(222,993)
Accumulated other comprehensive income	942	1,117
Total stockholders’ equity (deficit)	126,358	(46,389)
Total liabilities and stockholders’ equity (deficit)	$2,014,329	$2,333,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,	July 1,
In thousands	2007	2006

Net income	$171,262	$60,628
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,902)	(5,462)
Depreciation	17,779	14,942
Amortization of intangible assets	24,058	25,609
Amortization of debt discount, premium and deferred financing costs	22,931	13,903
Other amortization	335	402
Deferred income taxes	(12,685)	(12,271)
Loss (gain) on sale of assets	620	(853)
Stock-based compensation	254	88
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	(4,665)	(19,436)
Inventories	28,443	23,076
Salespersons overdrafts	11,736	14,469
Prepaid expenses and other current assets	7,163	3,052
Accounts payable and accrued expenses	(21,391)	7,504
Customer deposits	(108,116)	(99,703)
Commissions payable	27,297	23,902
Income taxes payable/ receivable	47,907	43,219
Interest payable	(997)	2,655
Other	2,228	938
Net cash provided by operating activities of continuing operations	103,257	99,003
Net cash provided by operating activities of discontinued operations	4,588	2,036
Net cash provided by operating activities	107,845	101,039
Purchases of property, plant and equipment	(36,002)	(23,624)
Proceeds from sale of property and equipment	1,491	1,299
Acquisition of businesses, net of cash acquired	(51,749)	(13,590)
Proceeds from sale of business	401,781	64,092
Other investing activities, net	(8)	9
Net cash provided by investing activities of continuing operations	315,513	28,186
Net cash used in investing activities of discontinued operations	(5,691)	(11,534)
Net cash provided by investing activities	309,822	16,652
Principal payments on long-term debt	(400,000)	—
Proceeds from issuance of long-term debt	—	350,000
Distribution to shareholders	—	(340,700)
Debt financing costs	—	(9,300)
Net cash used in financing activities of continuing operations	(400,000)	—
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(400,000)	—
Effect of exchange rate changes on cash and cash equivalents	394	91
Increase in cash and cash equivalents	18,061	117,782
Cash and cash equivalents, beginning of period	18,778	20,706
Cash and cash equivalents, end of period	$36,839	$138,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Net sales	$501,466	$469,492	$757,316	$697,478
Cost of products sold	217,776	211,792	345,846	322,580
Gross profit	283,690	257,700	411,470	374,898
Selling and administrative expenses	129,204	121,526	232,761	213,392
Loss (gain) on disposal of fixed assets	229	(828)	620	(853)
Special charges	(41)	(150)	(41)	2,594
Operating income	154,298	137,152	178,130	159,765
Interest expense, net	29,333	24,750	54,568	50,920
Income before income taxes	124,965	112,402	123,562	108,845
Provision for income taxes	46,160	43,898	45,866	41,828
Income from continuing operations	78,805	68,504	77,696	67,017
Income from discontinued operations, net of tax	102,529	2,220	110,902	5,462
Net income	$181,334	$70,724	$188,598	$72,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 30,
In thousands, except share amounts	2007	2006
ASSETS
Cash and cash equivalents	$36,023	$18,043
Accounts receivable, net	156,719	144,681
Inventories, net	82,534	105,333
Salespersons overdrafts, net of allowance of $10,219 and $13,165, respectively	15,674	27,292
Prepaid expenses and other current assets	13,420	20,309
Income tax receivable	—	1,097
Deferred income taxes	12,330	11,850
Current assets of discontinued operations	—	56,649
Total current assets	316,700	385,254
Property, plant and equipment	341,264	305,703
Less accumulated depreciation	(160,519)	(145,122)
Property, plant and equipment, net	180,745	160,581
Goodwill	932,909	919,638
Intangibles, net	534,254	530,669
Deferred financing costs, net	24,018	35,557
Other assets	12,842	13,181
Long-term assets of discontinued operations	—	265,519
Total assets	$2,001,468	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$44,811	$56,436
Accrued employee compensation and related taxes	32,120	41,256
Commissions payable	49,541	21,671
Customer deposits	63,775	171,258
Income taxes payable	39,484	—
Interest payable	9,695	10,650
Other accrued liabilities	27,454	23,637
Current liabilities of discontinued operations	9,520	34,849
Total current liabilities	276,400	359,757

Long-term debt	816,500	1,216,500
Deferred income taxes	191,202	194,925
Pension liabilities, net	19,077	21,484
Other noncurrent liabilities	33,257	33,356
Long-term liabilities of discontinued operations	—	6,696
Total liabilities	1,336,436	1,832,718

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at June 30, 2007 and December 30, 2006, respectively.	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at June 30, 2007 and December 30, 2006	—	—
Additional paid-in-capital	646,048	648,599
Retained earnings (accumulated deficit)	18,042	(172,035)
Accumulated other comprehensive income	942	1,117
Total stockholder’s equity	665,032	477,681
Total liabilities and stockholder’s equity	$2,001,468	$2,310,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,	July 1,
In thousands	2007	2006

Net income	$188,598	$72,479
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,902)	(5,462)
Depreciation	17,779	14,942
Amortization of intangible assets	24,058	25,609
Amortization of debt discount, premium and deferred financing costs	11,565	3,888
Other amortization	335	402
Deferred income taxes	(8,892)	(8,770)
Loss (gain) on sale of assets	620	(853)
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	(4,665)	(19,436)
Inventories	28,443	23,076
Salespersons overdrafts	11,736	14,469
Prepaid expenses and other current assets	7,163	3,052
Accounts payable and accrued expenses	(21,391)	6,880
Customer deposits	(108,116)	(99,703)
Commissions payable	27,297	23,902
Income taxes payable/ receivable	40,581	45,506
Interest payable	(955)	36
Other	2,474	630
Net cash provided by operating activities of continuing operations	105,728	102,988
Net cash provided by operating activities of discontinued operations	4,588	2,036
Net cash provided by operating activities	110,316	105,024
Purchases of property, plant and equipment	(36,002)	(23,624)
Proceeds from sale of property and equipment	1,491	1,299
Acquisition of business, net of cash acquired	(51,749)	(13,590)
Proceeds from sale of business	401,781	64,092
Other investing activities, net	(8)	9
Net cash provided by investing activities of continuing operations	315,513	28,186
Net cash used in investing activities of discontinued operations	(5,691)	(11,534)
Net cash provided by investing activities	309,822	16,652
Principal payments on long-term debt	(400,000)	—
Distribution to shareholders	(2,552)	(4,849)
Net cash used in financing activities of continuing operations	(402,552)	(4,849)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(402,552)	(4,849)
Effect of exchange rate changes on cash and cash equivalents	394	91
Increase in cash and cash equivalents	17,980	116,918
Cash and cash equivalents, beginning of period	18,043	19,874
Cash and cash equivalents, end of period	$36,023	$136,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.
VISANT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing market segments.  The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann” including The Lehigh Press, Inc. subsidiary (“Lehigh”)) and AHC I Acquisition Corp. (“Arcade”).  Jostens, Arcade and Lehigh are currently integrated into three reportable segments:  Scholastic, Yearbook and Marketing and Publishing Services.  Von Hoffmann was sold in May 2007.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•                  Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•                  Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than certain indebtedness of Holdings.  Holdings has 10.25% senior discount notes due 2013, which had an accreted value of $214.6 million and $204.2 million as of June 30, 2007 and December 30, 2006, respectively, and $350.0 million principal amount of 8.75% senior notes due 2013 as of June 30, 2007 and December 30, 2006.

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

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Advertising

The Company expenses advertising costs as incurred.  Selling and administrative expenses included advertising expense of $1.1 million for the quarter ended June 30, 2007 and $0.9 million for the quarter ended July 1, 2006.  Advertising expense totaled $3.1 million for the six months ended June 30, 2007 and $2.2 for the six months ended July 1, 2006.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs.  The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The provision for the lifetime warranty on rings was less than $0.1 million and $0.1 million for the quarters ended June 30, 2007 and July 1, 2006, respectively.  For the six months ended June 30, 2007 and July 1, 2006, the provision for the warranty was $0.1 million for both periods.  Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for both June 30, 2007 and December 30, 2006.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date.  For the three-month periods ended June 30, 2007 and July 1, 2006, the Company recognized total compensation expense related to stock options of $0.1 million and less than $0.1 million, respectively, which is included in selling, general and administrative expenses.  Stock-based compensation expense totaled $0.3 million and $0.1 million for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.  Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreements), to repurchase the common equity from the holder and settle amounts in cash.  In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheets as of June 30, 2007 and December 30, 2006.

Recent Accounting Pronouncements

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  In connection with the adoption of FIN 48, effective at the beginning of the first quarter of 2007, the Company made a change in accounting principle for the classification of interest income on tax refunds.  In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.  Refer to Note 13, Income Taxes, for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us for the first fiscal year ending after June 15, 2007.  We are currently assessing the impact of SFAS No. 158 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 159 on our financial statements.

3.     The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of June 30, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings.  As of June 30, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

4.     Restructuring Activity and Other Special Charges

Restructuring Activity

Special charges for the second quarter and six months ended June 30, 2007 represent a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Yearbook segments.

Special charges for the second quarter of 2006 represents a net reversal of $0.2 million of special charges.  The Company reduced its restructuring accrual by $0.2 million for amounts related to the 2004 closure of Jostens’ Red Wing, Minnesota facility.  The Marketing and Publishing Services segment recorded $0.1 million of severance costs and related benefits associated with the reduction of three employees.

Special charges for the six-month period ended July 1, 2006 included $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate office buildings, which were later sold, and approximately $0.3 million of special charges for severance and related benefit costs.  These special charges included $0.1 million related to Scholastic, less than $0.1 million related to Yearbook, and $0.2 million related to the Marketing and Publishing Services segment for severance costs and related benefits.  Headcount reductions associated with these activities were eight for Scholastic, two for Yearbook, and three for Marketing and Publishing Services.

Restructuring accruals of $0.6 million and $1.4 million as of June 30, 2007 and December 30, 2006, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets.  The accruals include amounts provided for severance related to reductions in corporate and administrative employees from the Scholastic, Yearbook and Marketing and Publishing Services segments.

On a cumulative basis through June 30, 2007, the Company incurred $17.5 million of employee severance costs related to initiatives during the period from 2004 to June 30, 2007, which affected an aggregate of 254 employees.  As of June 30, 2007, the Company had paid $16.8 million in cash related to these initiatives.

Changes in the restructuring accruals during the first six months of 2007 were as follows:

In thousands	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 30, 2006	$513	$111	$755	$1,379
Restructuring charges	(41)	—	—	(41)
Severance paid	(324)	(72)	(314)	(710)
Balance at June 30, 2007	$148	$39	$441	$628

The Company expects the majority of the remaining severance related to the 2004, 2005 and 2006 initiatives to be paid during the remainder of 2007.

5.              Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. (“Neff”) for approximately $30.5 million in cash, including cash on hand of $3.0 million.  Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a leading supplier in the overhead transparency and book component business.  The Company acquired VSI for approximately $25.1 million (including a payment to be made in 2009) and subject to a working capital adjustment.  VSI is a market leader in providing overhead transparencies for a variety of publishers, including through key relationships in the educational market segment.  VSI also provides a variety of other visual communication products, including cover components, teaching aids and inserts and overlays.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”).  The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.  The estimates utilized to determine the purchase price allocation are subject to change due to certain working capital adjustments.

The results of these acquired operations have been included in the Condensed Consolidated Financial Statements since the respective date of acquisition.

The allocation of the aggregate purchase price for the Neff and VSI acquisitions were as follows:

June 30,
In thousands	2007
Current assets	$16,045
Property, plant and equipment	9,113
Intangible assets	26,800
Goodwill	15,404
Long-term assets	131
Current liabilities	(6,159)
Long-term liabilities	(5,672)
$55,662

In connection with the purchase accounting related to the acquisition of Neff and VSI, the intangible assets and goodwill approximated $28.1 million and $14.1 million, respectively, which consisted of:

June 30,
In thousands	2007
Customer relationships	$16,840
Tradenames	8,650
Restrictive covenants	1,310
Goodwill	15,404
$42,204

Customer relationships will be amortized over a ten-year period.  The restrictive covenants will be amortized over the average life of the agreements, which is approximately two years.

The results of Neff operations are reported as part of the Scholastic segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment.  None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial positions or cash flows.

6.     Discontinued Operations

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment.

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (“Von Hoffmann businesses”) which had previously been classified as assets held for sale. Von Hoffmann previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses, through the date of sale, are reported as discontinued operations in the condensed consolidated financial statements for all periods presented.  The Company recognized net proceeds of $401.8 million, subject to a working capital adjustment, and a gain of $98.4 million on the transaction during the second quarter of 2007.

The results of the Jostens Photography and the Von Hoffmann businesses have been reclassified on the condensed consolidated statement of operations and are included in the caption titled “Income from discontinued operations, net of tax.”  Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

Included in income from discontinued operations in the condensed consolidated statements of operations are the following:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Net sales from discontinued operations	$37,620	$93,861	$109,351	$178,914

Pretax income from discontinued operations	6,593	3,906	20,397	9,386
Income tax provision from discontinued operations	2,494	1,487	7,925	3,725
Net operating income from discontinued operations	4,099	2,419	12,472	5,661
Gain (loss) on sale of businesses, net of tax	98,430	(199)	98,430	(199)
Income from discontinued operations, net of tax	$102,529	$2,220	$110,902	$5,462

The Jostens Photography and Von Hoffmann businesses have been classified in the condensed consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

	June 30,	December 30,
In thousands	2007	2006
Assets:
Accounts receivable, net	$—	$32,338
Inventories, net	—	22,809
Prepaid expenses and other current assets	—	1,502
Total current assets of discontinued operations	—	56,649

Property, plant and equipment, net	—	91,567
Goodwill	—	173,952
Total assets of discontinued operations	$—	$322,168

Liabilities:
Accounts payable	$—	$13,641
Accrued employee compensation and related taxes	—	5,797
Commissions payable	—	456
Customer deposits	—	1,291
Other accrued liabilities	9,520	13,664
Total current liabilities of discontinued operations	9,520	34,849

Other noncurrent liabilities	—	6,696
Total liabilities of discontinued operations	$9,520	$41,545

At December 30, 2006, other accrued liabilities included $1.7 million related to the Jostens Recognition business, which was discontinued in 2001.  In March 2007, the Company determined that based on the nature of the liabilities, it is not likely to have any further ongoing obligations, therefore there are no amounts related to the Jostens Recognition businesses.

7.     Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Net income	$172,501	$61,764	$171,262	$60,628
Change in cumulative translation adjustment	(179)	305	(175)	248
Comprehensive income	$172,322	$62,069	$171,087	$60,876

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Net income	$181,334	$70,724	$188,598	$72,479
Change in cumulative translation adjustment	(179)	305	(175)	248
Comprehensive income	$181,155	$71,029	$188,423	$72,727

8.              Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

	June 30,	December 30,
In thousands	2007	2006
Trade receivables	$171,663	$154,685
Allowance for doubtful accounts	(2,866)	(2,726)
Allowance for sales returns	(12,078)	(7,278)
Accounts receivable, net	$156,719	$144,681

Net inventories were comprised of the following:

	June 30,	December 30,
In thousands	2007	2006
Raw materials and supplies	$31,028	$31,814
Work-in-process	28,698	34,142
Finished goods	22,800	39,369
	82,526	105,325
LIFO reserve	8	8
Inventories, net	$82,534	105,333

Precious Metals Consignment Arrangement

The Company has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory.  As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment.  Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements.  The value of consigned inventory at June 30, 2007 and December 30, 2006, was $17.7 million and $16.4 million, respectively.  The consignment agreement does not have a stated term and can be terminated by either party upon 60 days written notice.  Additionally, the Company expensed consignment fees related to this facility of $0.1 million and $0.2 million  for the three months ended June 30, 2007 and July 1, 2006, respectively.  The consignment fees expensed for the six months ended June 30, 2007 and July 1, 2006 were $0.2 million and $0.4 million, respectively.

9.     Goodwill and Other Intangible Assets, net

The change in the carrying amount of goodwill is as follows:

June 30,
In thousands	2007
Balance at beginning of period	$919,638
Goodwill acquired during the period	15,432
Reduction in goodwill	(2,258)
Currency translation	97
$932,909

Goodwill acquired during the six months ended June 30, 2007 primarily relates to the acquisition of Neff for approximately $12.5 million and the acquisition of VSI for approximately $2.9 million.  Neff’s results are included in the Scholastic reporting segment from the date of acquisition, and VSI’s results are included in the Marketing and Publishing Services reporting segment from the date of acquisition.  The reduction in goodwill of $2.3 million resulted from the adoption of FIN 48 for a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003.

As of June 30, 2007, goodwill had been allocated to reporting segments as follows:

June 30,
In thousands	2007
Scholastic	$305,803
Yearbook	391,954
Marketing and Publishing Services	235,152
$932,909

Information regarding other intangible assets, net as of the dates indicated, is as follows:

		June 30, 2007			December 30, 2006
		Gross			Gross
	Estimated	carrying	Accumulated		carrying	Accumulated
In thousands	useful life	amount	amortization	Net	amount	amortization	Net
School relationships	10 years	$330,000	$(129,598)	$200,402	$330,000	$(113,161)	$216,839
Internally developed software	2 to 5 years	12,200	(11,363)	837	12,200	(10,454)	1,746
Patented/unpatented technology	3 years	19,774	(15,512)	4,262	19,767	(15,109)	4,658
Customer relationships	4 to 40 years	53,349	(11,049)	42,300	36,509	(9,746)	26,763
Other	3 to 10 years	63,984	(30,361)	33,623	61,410	(24,927)	36,483
		479,307	(197,883)	0281,424	459,886	(173,397)	286,489
Tradenames	Indefinite	252,830		252,830	244,180	—	244,180
		$732,137	$(197,883)	$534,254	$704,066	$(173,397)	$530,669

Amortization expense related to other intangible assets was $12.2 million and $12.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively.  For the six months ended June 30, 2007 and July 1, 2006, amortization expense related to other intangible assets was $24.1 million and $25.6 million, respectively.

Based on intangible assets in service as of June 30, 2007, estimated amortization expense for the remainder of 2007 and each of the five succeeding fiscal years is $24.4 million, $46.4 million, $42.0 million, $40.9 million, $39.1 million, and $40.8 million, respectively.

10.                               Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 30,
In thousands	2007	2006
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $32,586 and $43,043 at June 30, 2007 and December 30, 2006, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$214,614	$204,157
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 7.33% at June 30, 2007 and 7.37% at December 30, 2006, with semi-annual principal and interest payments through October 1, 2011	316,500	716,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000
	1,381,114	1,770,657
Less current portion	—	—
	$1,381,114	$1,770,657

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.  As of June 30, 2007, the Company was in compliance with all covenants under its material debt obligations.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2006-2011.  With these prepayments, the outstanding balance under the term loan C facility was reduced to $316.5 million.

As of June 30, 2007, there was $15.4 million outstanding in the form of letters of credit, leaving $234.6 million available under the Visant $250 million revolving credit facility.

11.                               Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures.  Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros.  At June 30, 2007, there were no contracts related to these activities outstanding.

12.                               Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The purchase commitment at June 30, 2007 was $13.6 million with delivery dates occurring throughout 2007.  These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133, Accounting for Derivatives and Hedging Activities. The fair market value of the open precious metal forward contracts at June 30, 2007 was $13.5 million based on quoted futures prices for each contract.

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

As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing.  Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000.  As of June 30, 2007, Jostens had made payments totaling $8.1 million for remediation at this site.  During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs.  In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site.  Jostens has certain ongoing monitoring obligations.  We do not expect the cost of such ongoing monitoring to be material.

While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico.  Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure.  The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports.  Additionally, Customs may impose interest on the loss of revenue, if any is determined.  A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment.  Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue.  In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs was contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue).  In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively.  Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support the position that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation.  In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens.  In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter will be further evaluated by Customs.  Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs.  Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision.  If Jostens were to do so, it would be required to tender the amount offered to Customs at the time.  It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving NAFTA benefits for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

13.                               Income Taxes

The Company has recorded income tax provisions for the six months ended June 30, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire 2007 year.  The estimated 2007 full-year consolidated effective tax rates were 37.2% and 36.9% for Holdings and Visant, respectively, before consideration of the effect of $0.3 million of tax and interest accruals for unrecognized tax benefits net of other income tax adjustments considered a period expense or benefit.  The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.5% and 37.1% for Holdings and Visant, respectively, for the six-month period ended June 30, 2007.  The annual estimated effective tax rates for 2007 were favorably affected by an increase in the rate of deduction for the U.S. domestic manufacturing deduction and by certain favorable state income tax effects resulting from the Company’s business acquisition and disposition activities.

For the comparable six-month period ended July 1, 2006, the effective rates of income tax expense for Holdings and Visant were 39.5% and 38.4%, respectively.  These rates were greater than the comparable rates for the 2007 period due largely to the effect of a smaller rate of deduction in 2006 for the U.S. domestic manufacturing deduction and larger provisions for state income taxes during the comparable 2006 period.

In June 2006, the FASB issued FIN 48 which requires application of a “more likely than not” threshold to the financial statement recognition and derecognition of tax positions taken by the Company in its income tax filings.  Using the more likely than not standard under current tax law, FIN 48 requires that tax benefit recognition be adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds and tax-related interest expense and penalties.  Under the previous policy, the Company recorded interest income on tax refunds as interest income.   Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, the Company’s previous accounting policy was to report tax-related interest expense and penalties either as income tax expense in the case of uncertain tax positions or as interest expense in the case of routine tax assessments.  Upon adoption of FIN 48, all interest and penalties on income tax assessments is recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

The unrecognized tax benefit liability at December 31, 2006, the date of the Company’s adoption of FIN 48, was $12.4 million including $1.9 million of gross interest and penalty accruals.  In connection with such adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions.  These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies under SFAS No. 5 to the method prescribed under FIN 48.  The adjustment to goodwill relates to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003.  As of December 31, 2006, the date of adoption of FIN 48, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.1 million excluding gross interest and penalty accruals of $1.9 million.  During the six months ended June 30, 2007, there were no material changes to the unrecognized tax benefit liability recorded at the time FIN 48 was adopted.

As of the date of adoption of FIN 48, the Company’s income tax filings for 2003 to 2006 were subject to examination in the U.S federal tax jurisdiction.  The Internal Revenue Service is examining two pre-acquisition tax filings for one of the Company’s subsidiaries for periods in 2004 and the Company’s tax filing for 2005.  The Company is also subject to examination in state and foreign tax jurisdictions for the 2002 to 2006 period, none of which was individually material.  The Company has filed appeals for a Canadian federal examination of tax years 1996 and 1997.  Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions.  During the next twelve months it is possible that the unrecognized tax benefit liability, excluding interest accruals of $1.1 million, could decrease by approximately $4.4 million if the 2003 tax year is not examined.  The tax uncertainty relates to a pre-acquisition tax period, and the tax portion of any such adjustment would decrease goodwill.

14.          Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Service cost	$1,602	$1,651	$3	$5
Interest cost	3,903	3,747	38	49
Expected return on plan assets	(6,044)	(5,653)	—	—
Amortization of prior year service cost	(199)	(120)	(69)	(70)
Amortization of net actuarial loss	—	1	9	24
Net periodic benefit (income) expense	$(738)	$(374)	$(19)	$8

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In thousands	2007	2006	2007	2006
Service cost	$3,204	$3,302	$6	$10
Interest cost	7,806	7,494	76	98
Expected return on plan assets	(12,088)	(11,306)	—	—
Amortization of prior year service cost	(398)	(240)	(138)	(140)
Amortization of net actuarial loss	—	2	18	48
Net periodic benefit (income) expense	$(1,476)	$(748)	$(38)	$16

As of December 31, 2006, the Company did not expect to contribute to its qualified pension plans in 2007 due to the funded status of the plans.  This estimate has not changed as of June 30, 2007.  For the six months ending June 30, 2007, the Company did not make any contributions to the qualified pension plans and contributed $1.0 million and $0.1 million to its nonqualified pension plans and postretirement welfare plans, respectively.  These payments to the nonqualified and postretirement welfare plans are consistent with the expected amounts disclosed as of December 31, 2006.

15.                               Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares.  We do not currently intend to make any additional grants under the 2003 Plan.  Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan.  A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries, is consummated.  The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

All outstanding options to purchase Holdings’ common stock continued following the closing of the Transactions. In connection with the Transactions, all outstanding options to purchase Von Hoffmann and Arcade common stock were cancelled and extinguished. Consideration paid in respect of the Von Hoffmann options was an amount equal to the difference between the per share merger consideration in the Transactions and the exercise price therefor. No consideration was paid in respect of the Arcade options.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of June 30, 2007 there were 54,626 shares available for grant under the 2004 Plan.  Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant.  The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.  All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement.  As of June 30, 2007, there were 182,677 options and restricted shares vested under the 2004 Plan and 172,693 options and restricted shares subject to vesting.  In addition, there were 100,234 shares issued under the 2004 Plan owned outright by certain employees.

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

For the three-month periods ended June 30, 2007 and July 1, 2006, the Company recognized total compensation expense related to stock options of $0.1 million and less than $0.1 million, respectively, which is included in selling, general and administrative expenses.  Stock-based compensation expense totaled $0.3 million and $0.1 million for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.  For the three-month period ended June 30, 2007, no options were exercised or cancelled and an insignificant amount of options vested.  For the three-month period ended July 1, 2006, no options were granted or exercised.

During the quarter ended June 30, 2007, the Company granted 5,546 options under the 2004 Plan to certain employees of the Company or its subsidiaries.  The per-share weighted-average fair value of stock options granted during the quarter ended June 30, 2007 was $40.73 on the date of grant using the Black-Scholes option pricing model.  The following key assumptions were used to value options issued:

2007
Expected Life	6.0 years
Expected Volatility	29.7%
Dividend yield	—
Risk-free interest rate	4.6%

The following table summarizes stock option activity for Holdings:

		Weighted -
		average
Shares in thousands	Shares	exercise price
Outstanding at December 30, 2006	397	$41.21	*
Granted	5	$169.15
Forfeited	(3)	$56.80
Cancelled	(2)	$43.73
Outstanding at June 30, 2007	397	$42.85

Vested or expected to vest at June 30, 2007	397	$42.85

Exercisable at June 30, 2007	225	$37.95

* Weighted average exercise price at December 30, 2006 has been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at June 30, 2007 was approximately 8.1 years.

16.          Business Segments

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

In May 2007, the Company completed its sale of its Von Hoffmann businesses to R.R. Donnelley & Sons Company pursuant to a Stock Purchase Agreement entered into in January 2007.  The Von Hoffmann businesses, which had previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, had been classified as assets for sale since December 2006.  The operations of the Von Hoffmann businesses are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. (see Note 6 ).

On June 14, 2007, the Company acquired all of the outstanding capital stock of VSI.  VSI is a leading supplier in the overhead transparency and book component business for the educational market.  Results of VSI are included in the Marketing and Publishing services segment from such date.

Our three reportable segments consist of:

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

The following table presents information of Holdings by business segment:

	Three months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales
Scholastic	$136,096	$129,854	$6,242	4.8%
Yearbook	264,524	254,339	10,185	4.0%
Marketing and Publishing Services	100,962	85,299	15,663	18.4%
Inter-segment eliminations	(116)	—	(116)	NM
Net sales	$501,466	$469,492	$31,974	6.8%

Operating income
Scholastic	$24,978	$21,837	$3,141	14.4%
Yearbook	112,067	100,311	11,756	11.7%
Marketing and Publishing Services	17,057	14,920	2,137	14.3%
Operating income	$154,102	$137,068	$17,034	12.4%

Depreciation and amortization
Scholastic	$6,295	$6,688	$(393)	(5.9)%
Yearbook	9,584	9,419	165	1.8%
Marketing and Publishing Services	5,433	4,506	927	20.6%
Depreciation and amortization	$21,312	$20,613	$699	3.4%

NM = Not meaningful

	Six months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales
Scholastic	$276,401	$264,237	$12,164	4.6%
Yearbook	272,375	262,634	9,741	3.7%
Marketing and Publishing Services	209,013	170,659	38,354	22.5%
Inter-segment eliminations	(473)	(52)	(421)	NM
Net sales	$757,316	$697,478	$59,838	8.6%

Operating income
Scholastic	$47,470	$41,890	$5,580	13.3%
Yearbook	94,948	86,300	8,648	10.0%
Marketing and Publishing Services	35,331	31,412	3,919	12.5%
Operating income	$177,749	$159,602	$18,147	11.4%

Depreciation and amortization
Scholastic	$13,215	$13,987	$(772)	(5.5)%
Yearbook	18,061	17,978	83	0.5%
Marketing and Publishing Services	10,896	8,988	1,908	21.2%
Depreciation and amortization	$42,172	$40,953	$1,219	3.0%

NM = Not meaningful

17.                               Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term thereof the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year.  The Company paid $0.8 million as advisory fees to the Sponsors for both the three months ended June 30, 2007 and July 1, 2006.  For the six months periods ended June 30, 2007 and July 1, 2006, the Company paid $1.6 million and $1.5 million, respectively, as advisory fees to the Sponsors.  The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended June 30, 2007

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$491,270	$18,939	$(8,743)	$501,466
Cost of products sold	(1,975)	218,429	10,268	(8,946)	217,776
Gross profit	1,975	272,841	8,671	203	283,690
Selling and administrative expenses	181	124,586	4,437	—	129,204
Loss on sale of assets	—	229	—	—	229
Special charges	—	(41)	—	—	(41)
Operating income	1,794	148,067	4,234	203	154,298
Net interest expense	24,750	25,354	56	(20,827)	29,333
Equity earnings in subsidiary, net of tax	(83,338)	(2,718)	—	86,056	—
Income before income taxes	60,382	125,431	4,178	(65,026)	124,965
(Benefit from) provision for income taxes	(1,572)	46,215	1,437	80	46,160
Income from continuing operations	61,954	79,216	2,741	(65,106)	78,805
Income (loss) from discontinued operations, net of tax	98,430	4,122	(23)	—	102,529
Net income	$160,384	$83,338	$2,718	$(65,106)	$181,334

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 1, 2006

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$460,197	$15,943	$(6,648)	$469,492
Cost of products sold	(1,971)	210,934	9,423	(6,594)	211,792
Gross profit	1,971	249,263	6,520	(54)	257,700
Selling and administrative expenses	791	116,539	4,196	—	121,526
Gain on sale of assets	—	(824)	(4)	—	(828)
Special charges	—	(150)	—	—	(150)
Operating income	1,180	133,698	2,328	(54)	137,152
Net interest expense (income)	25,517	25,741	(78)	(26,430)	24,750
Equity (earnings) loss in subsidiary, net of tax	(70,114)	4,366	—	65,748	—
Income before income taxes	45,777	103,591	2,406	(39,372)	112,402
Provision for income taxes	1,451	41,629	840	(22)	43,898
Income from continuing operations	44,326	61,962	1,566	(39,350)	68,504
Income (loss) from discontinued operations, net of tax	—	8,152	(5,932)	—	2,220
Net income (loss)	$44,326	$70,114	$(4,366)	$(39,350)	$70,724

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended June 30, 2007

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$743,558	$29,304	$(15,546)	$757,316
Cost of products sold	(4,209)	349,014	16,601	(15,560)	345,846
Gross profit	4,209	394,544	12,703	14	411,470
Selling and administrative expenses	(38)	225,348	7,451	—	232,761
Gain on sale of assets	—	620	—	—	620
Special charges	—	(41)	—	—	(41)
Operating income	4,247	168,617	5,252	14	178,130
Net interest expense	89,360	54,125	72	(88,989)	54,568
Equity earnings in subsidiary, net of tax	(85,622)	(3,367)	—	88,989	—
Income before income taxes	509	117,859	5,180	14	123,562
(Benefit from) provision for income taxes	(662)	44,732	1,790	6	45,866
Income from continuing operations	1,171	73,127	3,390	8	77,696
Income (loss) from discontinued operations, net of tax	98,430	12,495	(23)	—	110,902
Net income	$99,601	$85,622	$3,367	$8	$188,598

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 1, 2006

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$682,779	$24,897	$(10,198)	$697,478
Cost of products sold	(3,093)	320,881	14,979	(10,187)	322,580
Gross profit	3,093	361,898	9,918	(11)	374,898
Selling and administrative expenses	(142)	205,913	7,621	—	213,392
Loss (gain) on sale of assets	5	(858)	—	—	(853)
Special charges	—	2,594	—	—	2,594
Operating income	3,230	154,249	2,297	(11)	159,765
Net interest expense	50,138	53,561	112	(52,891)	50,920
Equity (earnings) loss in subsidiary, net of tax	(68,925)	4,384	—	64,541	—
Income before income taxes	22,017	96,304	2,185	(11,661)	108,845
Provision for income taxes	2,423	38,612	798	(5)	41,828
Income from continuing operations	19,594	57,692	1,387	(11,656)	67,017
Income (loss) from discontinued operations, net of tax	—	11,233	(5,771)	—	5,462
Net income (loss)	$19,594	$68,925	$(4,384)	$(11,656)	$72,479

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 30, 2007

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$21,894	$2,304	$11,825	$—	$36,023
Accounts receivable, net	1,637	141,754	13,328	—	156,719
Inventories, net	—	80,182	2,526	(174)	82,534
Salespersons overdrafts, net	—	14,730	944	—	15,674
Prepaid expenses and other current assets	1,624	10,087	1,438	—	13,149
Intercompany receivable	12,344	27,718	—	(39,791)	271
Deferred income taxes	(943)	13,198	75		12,330
Total current assets	36,556	289,973	30,136	(39,965)	316,700
Property, plant, and equipment, net	1,150	179,455	140	—	180,745
Goodwill	—	910,816	22,093	—	932,909
Intangibles, net	—	524,464	9,790	—	534,254
Deferred financing costs, net	24,018	—	—	—	24,018
Intercompany receivable	655,504	21,804	258	(677,566)	—
Other assets	40	12,730	72	—	12,842
Investment in subsidiaries	720,552	—	—	(720,552)	—
Total assets	$1,437,820	$1,938,362	$62,489	$(1,438,083)	$2,001,468

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$2,342	$38,137	$4,332	$—	$44,811
Accrued employee compensation	5,580	24,810	1,730	—	32,120
Customer deposits	—	59,393	4,382	—	63,775
Commissions payable	—	48,565	976	—	49,541
Income taxes payable	(11,502)	47,795	3,258	(67)	39,484
Interest payable	9,456	231	8	—	9,695
Intercompany payable	—	31,522	7,342	(38,864)	—
Other accrued liabilities	2,308	22,003	3,143	—	27,454
Current liabilities of discontinued operations	9,520	—	—	—	9,520
Total current liabilities	17,951	272,456	25,171	(38,930)	276,400
Long-term debt, less current maturities	816,500	658,563	—	(658,563)	816,500
Intercompany payable (receivable)	22,631	(2,702)	—	(19,929)	—
Deferred income taxes	(1,679)	193,351	(470)	—	191,202
Pension liabilities, net	(630)	19,707	—	—	19,077
Other noncurrent liabilities	13,258	19,999	—	—	33,257
Total liabilities	868,031	1,160,494	24,701	(717,423)	1,336,436
Stockholder’s equity	570,036	777,868	37,788	(720,660)	665,032
Total liabilities and stockholder’s equity	$1,437,820	$1,938,362	$62,489	$(1,438,083)	$2,001,468

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

December 30, 2006

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,707	$4,275	$12,061	—	$18,043
Accounts receivable, net	1,943	128,162	14,576	—	144,681
Inventories, net	—	103,411	2,111	(189)	105,333
Salespersons overdrafts, net	—	26,431	861	—	27,292
Prepaid expenses and other current assets	2,697	15,814	1,280	—	19,791
Income tax receivable	1,097	—	—	—	1,097
Intercompany receivable	36,180	9,881	—	(45,543)	518
Deferred income taxes	(963)	12,738	75	—	11,850
Current assets of discontinued operations	—	56,649	—		56,649
Total current assets	42,661	357,361	30,964	(45,732)	385,254
Property, plant, and equipment, net	1,279	159,227	75	—	160,581
Goodwill	—	897,642	21,996	—	919,638
Intangibles, net	—	520,713	9,956	—	530,669
Deferred financing costs, net	11,216	24,002.00	339.00	—	35,557
Intercompany receivable	1,256,090	106,377	—	(1,362,467)	—
Other assets	40	13,065	76	—	13,181
Investment in subsidiaries	728,781	—	—	(728,781)	—
Long-term assets of discontinued operations	(80)	265,599	—		265,519
Total assets	$2,039,987	$2,343,986	$63,406	$(2,136,980)	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$2,562	$48,249	$5,390	$235	$56,436
Accrued employee compensation	6,759	32,931	1,566	—	41,256
Commissions payable	—	166,250	5,008	—	171,258
Customer deposits	—	20,605	1,066	—	21,671
Income taxes payable	(8,664)	5,668	3,069	(73)	—
Interest payable	9,987	663	—	—	10,650
Intercompany payable	17,787	23,242	4,749	(45,778)	—
Other accrued liabilities	2,025	18,497	3,115	—	23,637
Current liabilities of discontinued operations	955	28,301	5,593	—	34,849
Total current liabilities	31,411	344,406	29,556	(45,616)	359,757
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable	119,172	1,243,295	—	(1,362,467)	—
Deferred income taxes	(988)	196,195	(282)	—	194,925
Pension liabilities, net	—	21,484	—	—	21,484
Other noncurrent liabilities	16,106	17,104	146	—	33,356
Long-term liabilities of discontinued operations	—	6,696	—		6,696
Total liabilities	1,382,201	1,829,180	29,420	(1,408,083)	1,832,718
Stockholder’s equity	657,786	514,806	33,986	(728,897)	477,681
Total liabilities and stockholder’s equity	$2,039,987	$2,343,986	$63,406	$(2,136,980)	$2,310,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30, 2007

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income	$99,601	$85,622	$3,367	$8	$188,598
Other cash (used in) provided by operating activities	(84,988)	6,100	(3,910)	(8)	(82,870)
Net cash provided by (used in) discontinued operations	8,485	(3,874)	(23)	—	4,588
Net cash provided by (used in) operating activities	23,098	87,848	(566)	—	110,316
Purchases of property, plant, and equipment	(19)	(35,916)	(67)	—	(36,002)
Proceeds from sale of property and equipment	—	1,491	—	—	1,491
Acquisition of business, net of cash acquired	(54,782)	3,033	—	—	(51,749)
Proceeds from sale of business	401,781	—	—	—	401,781
Other investing activities, net	—	(8)	—	—	(8)
Net cash used in discontinued operations	—	(5,691)	—	—	(5,691)
Net cash provided by (used in) investing activities	346,916	(37,091)	(67)	—	309,822
Principal payments on long-term debt	(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)	52,725	(52,725)	—	—	—
Distribution to stockholder	(2,552)	—	—	—	(2,552)
Net cash used in financing activities	(349,827)	(52,725)	—	—	(402,552)
Effect of exchange rate changes on cash and cash equivalents	—	(4)	398	—	394
Increase (decrease) in cash and cash equivalents	20,187	(1,972)	(235)	—	17,980
Cash and cash equivalents, beginning of period	1,707	4,276	12,060	—	18,043
Cash and cash equivalents, end of period	$21,894	$2,304	$11,825	$—	$36,023

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 1, 2006

			Non-
In thousands	Visant	Guarantors	Guarantors	Eliminations	Total
Net income (loss)	$3,560	$73,327	$(4,401)	$(7)	$72,479
Other cash (used in) provided by operating activities	(18,481)	13,392	35,590	8	30,509
Net cash provided by (used in) discontinued operations	—	33,258	(31,222)	—	2,036
Net cash (used in) provided by operating activities	(14,921)	119,977	(33)	1	105,024
Purchases of property, plant, and equipment	(951)	(22,673)	—	—	(23,624)
Proceeds from sale of property and equipment	3	1,296	—	—	1,299
Acquisition of business, net of cash acquired	(13,090)	(500)	—	—	(13,590)
Proceeds from sale of business	—	16,292	47,800	—	64,092
Other investing activities, net	—	9	—	—	9
Net cash used in discontinued operations	—	(10,965)	(569)	—	(11,534)
Net cash (used in) provided by investing activities	(14,038)	(16,541)	47,231	—	16,652
Intercompany payable (receivable)	98,384	(98,383)	—	(1)	—
Distribution to stockholders	(4,849)	—	—	—	(4,849)
Net cash provided by (used in) financing activities	93,535	(98,383)	—	(1)	(4,849)
Effect of exchange rate changes on cash and cash equivalents	—	—	91	—	91
Increase in cash and cash equivalents	64,576	5,053	47,289	—	116,918
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874
Cash and cash equivalents, end of period	$77,605	$3,599	$55,588	$—	$136,792

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant, except for certain indebtedness of Holdings.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can by identified by the use of statements that include such words as “may”, “might”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and elsewhere in this report.

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

•                  the failure of our sampling systems to comply with U.S. postal regulations

•                  fluctuation in customers’ advertising spending; and

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

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale. On January 3, 2007, we entered into a Stock Purchase Agreement (the “Von Hoffmann Stock Purchase Agreement”) with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. We closed the transaction on May 16, 2007. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

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

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”).  VSI is a leading supplier in the overhead transparency and book component business.  The acquisition of VSI complements our core publishing services businesses and affords us operational flexibility.  Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

Our three reportable segments as of June 30, 2007 consisted of:

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

We are seeing delays and some softness in the placement of orders in our direct marketing and sampling businesses which we believe result from tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. These conditions could impact the timing of orders as well as the level of spending by our customers in direct marketing and sampling.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management.  Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management.  After giving effect to the issuance of equity to additional members of management, as of August 6, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of August 6, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of annual financial statements, the most significant of which relates to income taxes.  For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate.  Those components are re-evaluated each interim period and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Recent Accounting Pronouncements

Effective at the beginning of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions.  In connection with the adoption of FIN 48, effective as of January 1, 2007, the Company made a change in accounting principle for the classification of interest income on tax refunds.  In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.  The unrecognized tax benefit liability at December 31, 2006, the date of adoption of FIN 48, was $12.4 million including $1.9 million of gross interest and penalty accruals.  During the six months ended June 30, 2007, there were no material changes to the unrecognized tax benefit liability recorded at the time FIN 48 was adopted.  Refer to Note 13.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The new guidance will be effective for us for the first fiscal year ending after June 15, 2007.  We are currently assessing the impact of SFAS No. 158 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 159 on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to the Three Months Ended July 1, 2006

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended June 30, 2007 and July 1, 2006.

	Three months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales	$501,466	$469,492	$31,974	6.8%
Cost of products sold	217,776	211,792	5,984	2.8%
Gross profit	283,690	257,700	25,990	10.1%
% of net sales	56.6%	54.9%

Selling and administrative expenses	129,400	121,610	7,790	6.4%
% of net sales	25.8%	25.9%

Loss (gain) on sale of fixed assets	229	(828)	1,057	NM
Special charges	(41)	(150)	109	NM
Operating income	154,102	137,068	17,034	12.4%
% of net sales	30.7%	29.2%

Interest expense, net	42,694	37,418	5,276	14.1%
Income before income taxes	111,408	99,650	11,758
Provision for income taxes	41,436	40,106	1,330	3.3%
Income from continuing operations	69,972	59,544	10,428	17.5%
Income from discontinued operations, net of tax	102,529	2,220	100,309	NM
Net income	$172,501	$61,764	$110,737	179.3%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended June 30, 2007 and July 1, 2006.  For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales
Scholastic	$136,096	$129,854	$6,242	4.8%
Yearbook	264,524	254,339	10,185	4.0%
Marketing and Publishing Services	100,962	85,299	15,663	18.4%
Inter-segment eliminations	(116)	—	(116)	NM
Net sales	$501,466	$469,492	$31,974	6.8%

Operating income
Scholastic	$24,978	$21,837	$3,141	14.4%
Yearbook	112,067	100,311	11,756	11.7%
Marketing and Publishing Services	17,057	14,920	2,137	14.3%
Operating income	$154,102	$137,068	$17,034	12.4%

NM=Not Meaningful

Net Sales.  Consolidated net sales increased $32.0 million, or 6.8%, to $501.5 million for the three months ended June 30, 2007 from $469.5 million for the corresponding period in 2006.

The net sales of the Scholastic segment increased $6.2 million, or 4.8%, to $136.1 million for the second quarter of 2007 from $129.9 million for the second quarter of 2006.  The increase was primarily attributable to the acquisition of Neff during the first quarter of 2007 and the impact of price increases largely driven by the cost of precious metal which increased significantly throughout 2006.  This increase was partially offset by lower jewelry volume in the quarter compared to the same period in 2006.  A significant portion of the lower jewelry volume resulted from the loss of certain professional championship ring orders in 2007.

Yearbook net sales increased $10.2 million, or 4.0%, to $264.5 million for the quarter ended June 30, 2007 compared to $254.3 million in the second quarter of 2006.  The increase was due mainly to account growth and increased prices driven by new product and service offerings in 2007 compared to 2006.

The net sales of the continuing operations of the Marketing and Publishing Services segment increased $15.7 million, or 18.4%, to $101.0 million during the second quarter of 2007 from $85.3 million for the second quarter of 2006.  The increase was primarily attributable to higher volume in both our sampling and direct marketing businesses, including sales generated by the businesses acquired in 2006.  We also had increased volumes in our educational book component business.

Gross Profit.  Gross profit increased $26.0 million, or 10.1%, to $283.7 million for the three months ended June 30, 2007 from $257.7 million for the same period in 2006.  As a percentage of net sales, gross profit margin increased to 56.6% for the three months ended June 30, 2007 from 54.9% for the same period in 2006.  The increase was attributable to:

•                  the impact of price increases in the Scholastic and Yearbook segments;

•                  cost reductions and continued productivity improvements in our Yearbook facilities; and

•                  timing of certain Yearbook expenses.

These increases were partially offset by:

•                  changes in the mix of work in the Marketing and Publishing Services segment that included higher material costs in the second quarter of 2007; and

•                  volume attributable to our 2006 acquisitions contributing a slightly lower margin than our historical sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $7.8 million, or 6.4%, to $129.4 million for the three months ended June 30, 2007 from $121.6 million for the corresponding period in 2006.    The increase in selling and administrative expenses was the result of:

•                  higher commissions in the Scholastic segment associated with increased net sales of graduation products, which have a higher commission structure than other Scholastic products;

•                  development costs across all segments related to growth initiatives;

•                  higher information technology costs in the Scholastic and Yearbook segments; and

•                  expenses in 2007 associated with our 2006 acquisitions.

These increases were partially offset by:

•                  our continued cost-cutting efforts; and

•                  the timing of certain expenses.

As a percentage of net sales, selling and administrative expenses decreased 0.1% to 25.8% for the second quarter of 2007 from 25.9% for the same period in 2006.

Special Charges.  During the three months ended June 30, 2007 and July 1, 2006, the Company recorded net reversals for severance and related benefits costs in the Scholastic and Yearbook segments of $0.1 million and $0.2 million, respectively.

Operating Income.  Consolidated operating income increased $17.0 million, or 12.4%, to $154.1 million for the three months ended June 30, 2007 from $137.1 million for the comparable period in 2006.  As a percentage of net sales, operating income increased to 30.7% for the second quarter of 2007 from 29.2% for the same period in 2006.  This increase was mainly attributable to the price increases and improvements in the Yearbook manufacturing process, partially offset by increased volume in our Marketing and Publishing Services segment, which has comparatively lower margins than our Scholastic and Yearbook segments.

Net Interest Expense.  Net interest expense was comprised of the following:

	Three months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Visant:
Interest expense	$20,088	$24,617	$(4,529)	(18.4)%
Amortization of debt discount, premium and deferred financing costs	9,716	1,944	7,772	399.8%
Interest income	(471)	(1,811)	1,340	NM
Visant interest expense, net	29,333	24,750	4,583	18.5%
Holdings:
Interest expense	7,635	7,468	167	2.2%
Amortization of debt discount, premium and deferred financing costs	5,728	5,200	528	10.2%
Interest income	(2)	—	(2)	NM
Holdings interest expense, net	13,361	12,668	693	5.5%
Interest expense, net	$42,694	$37,418	$5,276	14.1%

NM=Not meaningful

Net interest expense increased $5.3 million, or 14.1%, to $42.7 million for the three months ended June 30, 2007 as compared to $37.4 million for the comparable prior year period.  The increase was due to higher amortization expense of deferred financing costs caused by the prepayment of $400.0 million of the term loans under the term loan C facility during the second quarter of 2007, partially offset somewhat by lower average borrowings due to such prepayments.

Income Taxes.  The Company has recorded income tax provisions for the three months ended June 30, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit.  The effective tax rates for the three months ended June 30, 2007 were 37.2% and 36.9% for Holdings and Visant, respectively.  For the comparable three-month period ended July 1, 2006, the effective tax rates were 40.2% and 39.1% for Holdings and Visant, respectively.  The effective tax rates for the 2007 period were less than the rates for the comparable 2006 period due largely to the effect of an increase in the rate of the U.S. domestic manufacturing deduction and reduced state income tax provisions for 2007.

Income from Discontinued Operations.  During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment.  Results for the second quarter of 2007 and the 2006 comparable period for the Jostens Photography businesses included income of $0.4 million and a loss of $3.3 million, respectively.

During the second quarter of 2007, we consummated the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  The sale closed on May 16, 2007 with the Company recognizing net proceeds of $401.8 million, subject to a working capital adjustment, and a gain of $98.4 million on the transaction during the second quarter of 2007.  Operations for the Von Hoffmann businesses resulted in income of $3.7 million and $5.6 million for the second quarter of 2007 and 2006, respectively.

Net Income.  As a result of the aforementioned items, net income increased $110.7 million, or 179.3%, to $172.5 million for the three months ended June 30, 2007 compared to net income of $61.8 million for the same period in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended July 1, 2006

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended June 30, 2007 and July 1, 2006.

	Six months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales	$757,316	$697,478	$59,838	8.6%
Cost of products sold	345,846	322,580	23,266	7.2%
Gross profit	411,470	374,898	36,572	9.8%
% of net sales	54.3%	53.8%

Selling and administrative expenses	233,142	213,555	19,587	9.2%
% of net sales	30.8%	30.6%
	—
Loss (gain) on disposal of fixed assets	620	(853)	1,473	NM
Transaction costs	—	—	—	NM
Special charges	(41)	2,594	(2,635)	NM
Operating income	177,749	159,602	18,147	11.4%
% of net sales	23.5%	22.9%

Interest expense, net	81,202	68,396	12,806	18.7%
Income before income taxes	96,547	91,206	5,341
Provision for income taxes	36,187	36,040	147	0.4%
Income from continuing operations	60,360	55,166	5,194	9.4%
Income from discontinued operations, net of tax	110,902	5,462	105,440	NM
Net income	$171,262	$60,628	$110,634	182.5%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended June 30, 2007 and July 1, 2006.  For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Net sales
Scholastic	$276,401	$264,237	$12,164	4.6%
Yearbook	272,375	262,634	9,741	3.7%
Marketing and Publishing Services	209,013	170,659	38,354	22.5%
Inter-segment eliminations	(473)	(52)	(421)	NM
Net sales	$757,316	$697,478	$59,838	8.6%

Operating income
Scholastic	$47,470	$41,890	$5,580	13.3%
Yearbook	94,948	86,300	8,648	10.0%
Marketing and Publishing Services	35,331	31,412	3,919	12.5%
Operating income	$177,749	$159,602	$18,147	11.4%

NM=Not Meaningful

Net Sales.  Consolidated net sales increased $59.8 million, or 8.6%, to $757.3 million for the six months ended June 30, 2007 from $697.5 million for the corresponding period in 2006.

The net sales of the Scholastic segment increased $12.2 million, or 4.6%, to $276.4 million for the first half of 2007 from $264.2 million for the first half of 2006.  The increase was primarily attributable to the acquisition of Neff during the first quarter of 2007 and the impact of price increases largely driven by the cost of precious metal which increased significantly throughout 2006.  This was partially offset by lower volume in the first six months of 2007 compared to 2006.  A significant contributor to the lower jewelry volume was the loss of certain professional championship ring orders.

Yearbook net sales increased $9.7 million, or 3.7%, to $272.4 million for the six months ended June 30, 2007 compared to $262.6 million in the comparable period of 2006.  The increase was due mainly to account growth and increased prices driven by new product and service offerings in 2007 compared to 2006.

The net sales of the continuing operations of the Marketing and Publishing Services segment increased $38.4 million, or 22.5%, to $209.0 million during the first half of 2007 from $170.7 million for the first half of 2006.  The increase was attributable primarily to sales generated by the businesses acquired in 2006 as well as increased volume in both our sampling and direct marketing businesses, as well as book components.

Gross Profit.  Gross profit increased $36.6 million, or 9.8%, to $411.5 million for the six months ended June 30, 2007 from $374.9 million for the same period in 2006.  As a percentage of net sales, gross profit margin increased to 54.3% for the six months ended June 30, 2007 from 53.8% for the same period in 2006.  The increase was attributable to:

•                  cost savings realized from continued improvements in plant efficiency and cost reduction initiatives, primarily in our Scholastic and Yearbook segments; and

•                  the impact of price increases in the Scholastic and Yearbook segments.

These increases were partially offset by:

•                  lower jewelry volumes; and

•                  increased volume in our Marketing and Publishing Services segment, where margins are comparatively lower than in the Scholastic and Yearbook segments.

Selling and Administrative Expenses.  Selling and administrative expenses increased $19.6 million, or 9.2%, to $233.1 million for the six months ended June 30, 2007 from $213.6 million for the corresponding period in 2006.  As a percentage of net sales, selling and administrative expenses increased 0.2% to 30.8% for the first six months of 2007 from 30.6% for the same period in 2006.  The increase in selling and administrative expenses as a percentage of net sales was the result of:

•                  higher commissions in the Scholastic segment associated with increased graduation products net sales, which have a higher commission structure than other Scholastic products;

•                  development costs across all segments related to growth initiatives; and

•                  higher information technology costs in the Scholastic and Yearbook segments.

These increases were partially offset by lower amortization expense from the 2003 Jostens merger purchase accounting adjustments.

Special Charges. During the six months ended June 30, 2007, the Company recorded a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Yearbook segments during the first quarter of 2006.  For the six months ended July 1, 2006, the Company recorded $2.6 million of special charges. These special charges included $0.1 million related to Jostens Scholastic, less than $0.1 million related to Jostens Yearbook, and $0.2 million related to the Marketing and Publishing Services segment for severance costs and related benefits.  Headcount reductions associated with these activities were eight for Jostens Scholastic, two for Jostens Yearbook and three for Marketing and Publishing Services. Additionally, the Company recognized an impairment loss of $2.3 million related to the sale of its Jostens headquarters buildings.

Operating Income.  Consolidated operating income increased $18.1 million, or 11.4%, to $177.7 million for the six months ended June 30, 2007 from $159.6 million for the comparable period in 2006.  As a percentage of net sales, operating income increased to 23.5% for the first six months of 2007 from 22.9% for the same period in 2006.  This increase was mainly attributable to improved manufacturing efficiencies as well as general price increases, partially offset by the impact of increased volume in our Marketing and Publishing Services segment, which comparatively has lower margins than our Scholastic and Yearbook segments.

Net Interest Expense.  Net interest expense was comprised of the following:

	Six months ended
	June 30,	July 1,
In thousands	2007	2006	$ Change	% Change
Visant:
Interest expense	$43,686	$49,215	$(5,529)	(11.2)%
Amortization of debt discount, premium and deferred financing costs	11,565	3,888	7,677	197.5%
Interest income	(683)	(2,183)	1,500	NM
Visant interest expense, net	54,568	50,920	3,648	7.2%
Holdings:
Interest expense	15,270	7,468	7,802	104.5%
Amortization of debt discount, premium and deferred financing costs	11,366	10,015	1,351	13.5%
Interest income	(2)	(7)	5	NM
Holdings interest expense, net	26,634	17,476	9,158	52.4%
Interest expense, net	$81,202	$68,396	$12,806	18.7%

NM = Not meaningful

Net interest expense increased $12.8 million, or 18.7%, to $81.2 million for the six months ended June 30, 2007 as compared to $68.4 million for the comparable prior year period.  The increase was due to higher amortization expense of deferred financing costs as a result of the prepayment of $400.0 million of our Term Loan C during the second quarter of 2007, offset somewhat by lower average borrowings due to such prepayments.

Income Taxes. The Company has recorded income tax provisions for the six months ended June 30, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit.  The effective tax rates for the six months ended June 30, 2007 were 37.5% and 37.1% for Holdings and

Visant, respectively.  For the comparable six-month period ended July 1, 2006, the effective tax rates were 39.5% and 38.4% for Holdings and Visant, respectively.  The effective tax rates for the 2007 period were less than the rates for the comparable 2006 period due largely to the effect of an increase in the rate of the U.S. domestic manufacturing deduction and reduced state income tax provisions for 2007.

As described in Note 13, Income Taxes, to the condensed consolidated financial statements, the Company adopted FIN 48 as of the beginning of the 2007 fiscal year.  Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds are recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability.  For the six-month period ended June 30, 2007, the Company provided $0.3 million of tax and interest accruals for unrecognizedre tax benefits net of other income tax adjustments considered a period expense or benefit.

Income from Discontinued Operations.  During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment.  Results for the six months ended June 30, 2007 and the 2006 comparable period for the Jostens Photography businesses included income of $0.4 million and a loss of $5.4 million, respectively.

During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.  The sale closed on May 16, 2007 with the Company recognizing net proceeds of $401.8 million, subject to a working capital adjustment, and a gain for financial reporting purposes of $98.4 million on the transaction during the six months ended June 30, 2007.  Operations for the Von Hoffmann businesses resulted in income of $11.1 million and $10.9 million for the six months ended June 30, 2007 and the 2006 comparable period, respectively.

We also had income of $1.0 million, net of tax, for the six months ended June 30, 2007 from the Jostens Recognition business, which was discontinued in 2001.  The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability and therefore, there are no amounts related to Jostens Recognition at June 30, 2007.

Net Income.  As a result of the aforementioned items, net income increased $110.6 million, or 182.5%, to $171.3 million for the six months ended June 30, 2007 compared to net income of $60.6 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first six months of fiscal 2007 and 2006 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
	June 30,	July 1,
In thousands	2007	2006
Net cash provided by operating activities	$107,845	$101,039
Net cash provided by investing activities	309,822	16,652
Net cash used in financing activities	(400,000)	—
Effect of exchange rate change on cash	394	91
Increase in cash and cash equivalents	$18,061	$117,782

For the six months ended June 30, 2007, operating activities generated cash of $107.8 million compared with cash generated by operating activities of $101.0 million for the same prior year period.  The increase of $6.8 million primarily related to higher earnings in the six-month period ended June 30, 2007.  Included in cash flows from operating activities was cash provided by discontinued operations of $4.6 million and $2.0 million for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.  Consequently, the cash provided by continuing operations was $103.3 million and $99.0 million for the first six months of 2007 and 2006, respectively.

Net cash provided by investing activities for the six months ended June 30, 2007 was $309.8 million, compared with $16.7 million provided by investing activities for the comparable 2006 period.  The $293.2 million increase related to the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million, subject to a working capital adjustment, during the six months ended June 30, 2007, compared to proceeds generated from the sale of the Jostens Photography businesses of $64.1 million for the comparable six-month period in 2006.  Capital expenditures related to purchases of property, plant and equipment for the six months ended June 30, 2007 and the comparable 2006 period were $36.0 and $23.6 million, respectively.  During the six months ended June 30, 2007 and the comparable 2006 period, the Company acquired businesses, net of cash, totaling approximately $51.9 million and $13.6 million, respectively.  Included in the cash flows from investing activities was cash used in discontinued operations of $5.7 million and $11.5 million for the six-month periods ended June 30, 2007 and July 1, 2006, respectively.  Consequently, the cash provided by continuing operations was $315.5 million and $28.2 million for the six months of 2007 and 2006, respectively.

Net cash used in financing activities for the six months ended June 30, 2007 was $400.0 million due to the Company’s voluntary prepayment of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011.  During the six months ended July 1, 2006, financing activities consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes with $9.3 million used for debt financing costs related to the notes and a distribution to Holdings’ stockholders of $340.7 million.  Therefore, there was no net cash provided by or used in financing activities in the first half of 2006.

During the six months ended June 30, 2007 and July 1, 2006, Visant transferred approximately $2.6 million and $4.8 million, respectively, of cash to Holdings to allow Holdings to make scheduled interest payments on the $350 million 8.75% Senior Notes due 2013.  This transfer is reflected in Visant’s condensed consolidated balance sheet as a return of capital and presented in the condensed consolidated statement of cash flows as a distribution to stockholder.  These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011.  With these prepayments, the outstanding balance under the term loan C facility was reduced to $316.5 million.

As of June 30, 2007, we had cash and cash equivalents of $36.8 million.  Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $234.6 million of additional availability under Visant’s revolving credit facility as of June 30, 2007.  We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements.  We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer or otherwise.  No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of June 30, 2007, we were in compliance with all covenants under our material debt obligations.

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

In July 2007, Moody’s Investors Service (“Moody’s”) affirmed the existing ratings for Holdings and changed the outlook to developing from positive, following our announcement that we are reviewing strategic and capital market alternatives.  Moody’s affirmed all existing ratings for Visant.  In response to the Company’s announcement, Standard & Poor’s Ratings Services (“S&P”) placed its ratings on Holdings, including the B+ corporate credit rating, on CreditWatch with negative implications in consideration that strategic alternatives may result in leveraging transactions.  S&P, in the same release, observed recent improvement in our financial profile as a result of our prepayment of indebtedness under our senior secured facilities with proceeds from the sale of the Von Hoffmann businesses.  A security rating is not a recommendation to buy, sell or hold securities and any rating may be revised or withdrawn at any time by the assigning rating organization.  Each rating should be evaluated independently of any other rating. Reference is made to the Moody’s and S&P announcements dated July 5, 2007 and July 3, 2007, respectively, for a full explanation of the considerations by each of Moody’s and S&P.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended June 30, 2007.  For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.

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

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.        CONTROLS AND PROCEDURES

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The following were developments during the three months ended June 30, 2007 of material pending legal proceedings to which we or any of our subsidiaries are a party.

In the pending proceeding as described in Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements, in May 2007, U.S. Customs and Border Protection (“Customs”) issued a penalty notice assessing a loss of revenue in the amount of $2.9 million (plus interest) and a monetary penalty of $5.8 million as contemplated in communications received from Customs in December 2006 and previously disclosed by Visant.  In July 2007, following the end of the second quarter, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter will be further evaluated by Customs.  Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs.  Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision.

ITEM 1A.       RISK FACTORS

There have been no material changes in our risk factors during the quarter ended June 30, 2007.  For additional information, refer to Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act.  For the quarter ended June 30, 2007, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except on April 30, 2007, Holdings granted an aggregate of 5,546 options to purchase Class A Common Stock with an exercise price of $169.15 per share to certain employees of Visant and its subsidiaries under the 2004 Plan, in accordance with Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent dated as of May 31, 2007, a majority of the stockholders of Holdings approved the acquisition of VSI.

ITEM 5.          OTHER INFORMATION-

None.

ITEM 6.          EXHIBITS

(a)                                  Exhibits

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation

3.6(4)	By-Laws of Visant Corporation

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: August 13, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 13, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 13, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 13, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)