Form 10-Q
period 2007-09-29
VISANT HOLDING CORP
filed 2007-11-13
CIK 1277021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Yes  ☐    No  ☒

As of November 5, 2007, there were 5,976,659 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$238,396	$215,710	$995,712	$913,188
Cost of products sold	136,033	124,741	481,879	447,321

Gross profit	102,363	90,969	513,833	465,867
Selling and administrative expenses	86,918	77,459	320,060	291,014
(Gain) loss on disposal of fixed assets	(65)	(788)	555	(1,641)
Special charges	236	—	195	2,594

Operating income	15,274	14,298	193,023	173,900
Interest expense, net	31,210	41,109	112,412	109,505

(Loss) income before income taxes	(15,936)	(26,811)	80,611	64,395
(Benefit from) provision for income taxes	(5,131)	(11,242)	31,056	24,798

(Loss) income from continuing operations	(10,805)	(15,569)	49,555	39,597
Income from discontinued operations, net of tax	—	3,523	110,902	8,985

Net (loss) income	$(10,805)	$(12,046)	$160,457	$48,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	September 29, 2007	December 30, 2006
ASSETS
Cash and cash equivalents	$21,505	$18,778
Accounts receivable, net	143,959	144,681
Inventories, net	90,885	105,333
Salespersons overdrafts, net of allowance of $9,625 and $12,621, respectively	30,082	27,292
Prepaid expenses and other current assets	12,824	19,791
Income tax receivable	—	10,311
Deferred income taxes	12,825	11,850
Current assets of discontinued operations	—	56,649

Total current assets	312,080	394,685

Property, plant and equipment	352,892	305,703
Less accumulated depreciation	(168,841)	(145,122)

Property, plant and equipment, net	184,051	160,581
Goodwill	929,158	919,638
Intangibles, net	525,796	530,669
Deferred financing costs, net	34,450	48,782
Other assets	12,432	13,181
Long-term assets of discontinued operations	—	265,519

Total assets	$1,997,967	$2,333,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Book overdrafts	$2,423	$—
Short-term borrowings	77,500	—
Accounts payable	49,943	56,436
Accrued employee compensation and related taxes	34,407	41,256
Commissions payable	10,968	21,671
Customer deposits	40,157	171,258
Income taxes payable	4,740	—
Interest payable	29,473	13,227
Other accrued liabilities	22,279	23,637
Current liabilities of discontinued operations	693	34,849

Total current liabilities	272,583	362,334

Long-term debt	1,386,564	1,770,657
Deferred income taxes	162,514	175,200
Pension liabilities, net	17,935	21,484
Other noncurrent liabilities	32,759	33,356
Long-term liabilities of discontinued operations	—	6,696

Total liabilities	1,872,355	2,369,727

Mezzanine equity	9,830	9,717
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding:
5,976,659 at September 29, 2007 and December 30, 2006
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding:
none at September 29, 2007 and December 30, 2006
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at September 29, 2007 and December 30, 2006	60	60
Additional paid-in-capital	175,705	175,427
Accumulated deficit	(61,057)	(222,993)
Accumulated other comprehensive income	1,074	1,117

Total stockholders’ equity (deficit)	115,782	(46,389)

Total liabilities and stockholders’ equity (deficit)	$1,997,967	$2,333,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 29, 2007	September 30, 2006
Net income	$160,457	$48,582
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,902)	(8,985)
Depreciation	26,995	22,367
Amortization of intangible assets	36,545	37,743
Amortization of debt discount, premium and deferred financing costs	30,281	23,429
Other amortization	502	603
Deferred income taxes	(18,351)	(21,625)
Loss (gain) on sale of assets	555	(1,641)
Stock-based compensation	389	113
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	7,539	(11,921)
Inventories	20,145	7,038
Salespersons overdrafts	(2,582)	314
Prepaid expenses and other current assets	7,477	980
Accounts payable and accrued expenses	(14,242)	14,109
Customer deposits	(131,918)	(120,944)
Commissions payable	(11,311)	(8,971)
Income taxes payable/ receivable	16,049	12,793
Interest payable	16,246	20,245
Other	(5,220)	(6,245)

Net cash provided by operating activities of continuing operations	28,654	10,325
Net cash (used in) provided by operating activities of discontinued operations	(4,284)	11,071

Net cash provided by operating activities	24,370	21,396

Purchases of property, plant and equipment	(49,010)	(38,449)
Proceeds from sale of property and equipment	1,837	10,415
Acquisition of businesses, net of cash acquired	(51,801)	(53,557)
Additions to intangibles	(245)	—
Proceeds from disposal of discontinued operations	401,781	64,092
Other investing activities, net	57	—

Net cash provided by (used in) investing activities of continuing operations	302,619	(17,499)
Net cash used in investing activities of discontinued operations	(5,691)	(14,652)

Net cash provided by (used in) investing activities	296,928	(32,151)

Net book overdrafts	2,423	—
Net short-term borrowings	77,500	105,971
Principal payments on long-term debt	(400,000)	(100,000)
Proceeds from issuance of long-term debt	—	350,000
Distribution to stockholders	—	(340,700)
Debt financing costs	—	(9,473)

Net cash (used in) provided by financing activities of continuing operations	(320,077)	5,798
Net cash used in financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(320,077)	5,798

Effect of exchange rate changes on cash and cash equivalents	1,506	(436)

Increase (decrease) in cash and cash equivalents	2,727	(5,393)
Cash and cash equivalents, beginning of period	18,778	20,706

Cash and cash equivalents, end of period	$21,505	$15,313

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$238,396	$215,710	$995,712	$913,188
Cost of products sold	136,033	124,741	481,879	447,321

Gross profit	102,363	90,969	513,833	465,867
Selling and administrative expenses	86,773	77,421	319,534	290,813
(Gain) loss on disposal of fixed assets	(65)	(788)	555	(1,641)
Special charges	236	—	195	2,594

Operating income	15,419	14,336	193,549	174,101
Interest expense, net	17,666	28,114	72,234	79,034

(Loss) income before income taxes	(2,247)	(13,778)	121,315	95,067
Provision for (benefit from) income taxes	548	(5,979)	46,414	35,849

(Loss) income from continuing operations	(2,795)	(7,799)	74,901	59,218
Income from discontinued operations, net of tax	—	3,523	110,902	8,985

Net (loss) income	$(2,795)	$(4,276)	$185,803	$68,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29, 2007	December 30, 2006
In thousands, except share amounts
ASSETS
Cash and cash equivalents	$20,970	$18,043
Accounts receivable, net	143,959	144,681
Inventories, net	90,885	105,333
Salespersons overdrafts, net of allowance of $9,625 and $12,621, respectively	30,082	27,292
Prepaid expenses and other current assets	12,824	20,309
Income tax receivable	—	1,097
Deferred income taxes	12,825	11,850
Current assets of discontinued operations	—	56,649

Total current assets	311,545	385,254

Property, plant and equipment	352,892	305,703
Less accumulated depreciation	(168,841)	(145,122)

Property, plant and equipment, net	184,051	160,581
Goodwill	929,158	919,638
Intangibles, net	525,796	530,669
Deferred financing costs, net	22,594	35,557
Other assets	12,432	13,181
Long-term assets of discontinued operations	—	265,519

Total assets	$1,985,576	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$2,423	$—
Short-term borrowings	77,500	—
Accounts payable	49,943	56,436
Accrued employee compensation and related taxes	34,407	41,256
Commissions payable	10,968	21,671
Customer deposits	40,157	171,258
Income taxes payable	9,911	—
Interest payable	19,303	10,650
Other accrued liabilities	22,279	23,637
Current liabilities of discontinued operations	693	34,849

Total current liabilities	267,584	359,757

Long-term debt	816,500	1,216,500
Deferred income taxes	188,428	194,925
Pension liabilities, net	17,935	21,484
Other noncurrent liabilities	32,759	33,356
Long-term liabilities of discontinued operations	—	6,696

Total liabilities	1,323,206	1,832,718

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at September 29, 2007 and December 30, 2006, respectively	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at September 29, 2007 and December 30, 2006	—	—
Additional paid-in-capital	646,049	648,599
Retained earnings (accumulated deficit)	15,247	(172,035)
Accumulated other comprehensive income	1,074	1,117

Total stockholder’s equity	662,370	477,681

Total liabilities and stockholder’s equity	$1,985,576	$2,310,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 29, 2007	September 30, 2006
Net income	$185,803	$68,203
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,902)	(8,985)
Depreciation	26,995	22,367
Amortization of intangible assets	36,545	37,743
Amortization of debt discount, premium and deferred financing costs	13,005	8,038
Other amortization	502	603
Deferred income taxes	(12,162)	(16,299)
Loss (gain) on sale of assets	555	(1,641)
Loss on asset impairments	—	2,341
Changes in assets and liabilities:
Accounts receivable	7,539	(11,921)
Inventories	20,145	7,038
Salespersons overdrafts	(2,582)	314
Prepaid expenses and other current assets	7,477	980
Accounts payable and accrued expenses	(14,242)	14,056
Customer deposits	(131,918)	(120,944)
Commissions payable	(11,311)	(8,971)
Income taxes payable/ receivable	12,006	18,518
Interest payable	8,653	9,991
Other	(4,702)	(6,496)

Net cash provided by operating activities of continuing operations	31,406	14,935
Net cash (used in) provided by operating activities of discontinued operations	(4,284)	11,071

Net cash provided by operating activities	27,122	26,006

Purchases of property, plant and equipment	(49,010)	(38,449)
Proceeds from sale of property and equipment	1,837	10,415
Acquisition of business, net of cash acquired	(51,801)	(53,557)
Additions to intangibles	(245)	—
Proceeds from disposal of discontinued operations	401,781	64,092
Other investing activities, net	57	—

Net cash provided by (used in) investing activities of continuing operations	302,619	(17,499)
Net cash used in investing activities of discontinued operations	(5,691)	(14,652)

Net cash provided by (used in) investing activities	296,928	(32,151)

Net book overdrafts	2,423	—
Net short-term borrowings	77,500	105,971
Principal payments on long-term debt	(400,000)	(100,000)
Distribution to stockholders	(2,552)	(4,849)

Net cash (used in) provided by financing activities of continuing operations	(322,629)	1,122
Net cash used in financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(322,629)	1,122

Effect of exchange rate changes on cash and cash equivalents	1,506	(436)

Increase (decrease) in cash and cash equivalents	2,927	(5,459)
Cash and cash equivalents, beginning of period	18,043	19,874

Cash and cash equivalents, end of period	$20,970	$14,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics, and educational market segments. The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann” including The Lehigh Press, Inc. (“Lehigh”)) and AHC I Acquisition Corp. (“Arcade”). Jostens, Arcade and Lehigh are currently integrated into three reportable segments: Scholastic, Memory Books (formerly known as Yearbook) and Marketing and Publishing Services. Von Hoffmann was sold in May 2007. In 2007 we changed the name of our Yearbook segment to Memory Books to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than certain indebtedness of Holdings. Holdings has 10.25% senior discount notes due 2013, which had an accreted value of $220.1 million and $204.2 million as of September 29, 2007 and December 30, 2006, respectively, and $350.0 million principal amount of 8.75% senior notes due 2013.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $3.0 million for the quarter ended September 29, 2007 and $2.5 million for the quarter ended September 30, 2006. Advertising expense totaled $6.0 million for the nine months ended September 29, 2007 and $4.7 million for the nine months ended September 30, 2006.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year, consistent with industry standards. The provision for the lifetime warranty on rings was $0.1 million and $0.4 million for the quarters ended September 29, 2007 and September 30, 2006, respectively. For the nine months ended September 29, 2007 and September 30, 2006, the provision for the warranty was $0.2 million and $1.0 million respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for both September 29, 2007 and December 30, 2006.

Stock-based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased, or cancelled based on the fair values of the awards at the grant date. For the three-month periods ended September 29, 2007 and September 30, 2006, the Company recognized total compensation expense related to stock options of $0.1 million and less than $0.1 million, respectively, which is included in selling, general and administrative expenses. Stock-based compensation expense totaled $0.4 million and $0.1 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreements), to repurchase the common equity from the holder and settle amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheets as of September 29, 2007 and December 30, 2006.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the impact of SFAS No. 157 in the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The requirement to measure the plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 in the financial results, however, based on the funded status of the Company’s pension and postretirement plans and the pension assumptions as of the measurement date, the Company anticipates that it will record an increase to prepaid pension asset of approximately $51 million, an increase to deferred income tax liability of approximately $18 million and an increase of approximately $33 million in Accumulated Other Comprehensive Income at the end of fiscal 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the impact of SFAS No. 159 in the financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of September 29, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings. As of September 29, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

Restructuring Activity

Special charges for the third quarter ended September 29, 2007 represent $0.2 million of severance and related benefits for headcount reductions of eight employees in the Marketing and Publishing Services segment.

Special charges for the nine months ended September 29, 2007 represent $0.2 million of severance and related benefits offset by a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Memory Books segments. The headcount reductions associated with these charges were eight employees in the Marketing and Publishing Services segment.

Special charges for the nine months ended September 30, 2006 included $2.3 million relating to an impairment loss to reduce the carrying value of the former Jostens’ corporate office buildings, which were sold, and approximately $0.3 million of special charges for severance and related benefit costs associated with headcount reductions. Headcount reductions associated with these charges were eight employees for Scholastic, two employees for Memory Books and three employees for the Marketing and Publishing Services segment.

Restructuring accruals of $0.7 million and $1.4 million as of September 29, 2007 and December 30, 2006, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance related to reductions in corporate and administrative employees from the Scholastic, Memory Books and the Marketing and Publishing Services segments.

On a cumulative basis through September 29, 2007, the Company incurred $17.7 million of employee severance costs related to initiatives during the period from 2004 to September 29, 2007, which affected an aggregate of 262 employees. As of September 29, 2007, the Company had paid $17.0 million in cash related to these initiatives.

Changes in the restructuring accruals during the first nine months of 2007 were as follows:

In thousands	2007 Initiatives	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 30, 2006	$—	$513	$111	$755	$1,379
Restructuring charges	236	(41)	—	—	195
Severance paid	(154)	(372)	(72)	(324)	(922)

Balance at September 29, 2007	$82	$100	$39	$431	$652

The Company expects the majority of the remaining severance related to the 2004, 2005, 2006 and 2007 initiatives to be paid by the end of 2008.

5.	Acquisitions

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

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a leading supplier in the overhead transparency and book component business. The Company acquired VSI for approximately $25.1 million (including a payment of $0.9 million to be made in 2009). VSI is a market leader in providing overhead transparencies for a variety of publishers, including through key relationships in the educational market segment. VSI also provides a variety of other visual communication products, including cover components, teaching aids and inserts and overlays. VSI does business under the name of Lehigh Milwaukee.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”). The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The results of these acquired operations have been included in the condensed consolidated financial statements since the respective dates of acquisition.

The allocation of the aggregate purchase price for the Neff and VSI acquisitions were as follows:

In thousands	September 29, 2007
Current assets	$16,031
Property, plant and equipment	9,173
Intangible assets	26,800
Goodwill	15,620
Long-term assets	131
Current liabilities	(6,369)
Long-term liabilities	(5,672)

$55,714

In connection with the purchase accounting related to the acquisition of Neff and VSI, the intangible assets and goodwill approximated $26.8 million and $15.6 million, respectively, which consisted of:

In thousands	September 29, 2007
Customer relationships	$16,840
Tradenames	8,650
Restrictive covenants	1,310
Goodwill	15,620

$42,420

Customer relationships will be amortized over a ten-year period. The restrictive covenants will be amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff operations are reported as part of the Scholastic segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial positions or cash flows.

6.	Discontinued Operations

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The sale closed on June 30, 2006 with the Company recognizing an aggregate $0.2 million net loss on the transaction and aggregate net proceeds of $64.1 million. Accordingly, this business has been reported as discontinued operations for all periods presented.

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (“Von Hoffmann businesses”) which had previously been classified as assets held for sale. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses, through the date of sale, are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. The Company recognized net proceeds of $401.8 million and a gain of $98.4 million on the transaction during the second quarter of 2007.

The results of the Jostens Photography and the Von Hoffmann businesses have been reclassified on the condensed consolidated statement of operations and are included in the caption titled “Income from discontinued operations, net of tax.” Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

Included in income from discontinued operations in the condensed consolidated statements of operations are the following:

	Three months ended		Nine months ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales from discontinued operations	$—	$73,872	$109,351	$252,786
Pretax income from discontinued operations	—	5,115	20,397	14,501
Income tax provision from discontinued operations	—	1,132	7,925	4,857

Net operating income from discontinued operations	—	3,983	12,472	9,644
(Loss) gain on sale of businesses, net of tax	—	(460)	98,430	(659)

Income from discontinued operations, net of tax	—	$3,523	$110,902	$8,985

The Jostens Photography and Von Hoffmann businesses have been classified in the condensed consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

In thousands	September 29, 2007	December 30, 2006
Assets:
Accounts receivable, net	$—	$32,338
Inventories, net	—	22,809
Prepaid expenses and other current assets	—	1,502

Total current assets of discontinued operations	—	56,649

Property, plant and equipment, net	—	91,567
Goodwill	—	173,952

Total assets of discontinued operations	$—	$322,168

Liabilities:
Accounts payable	$—	$13,641
Accrued employee compensation and related taxes	—	5,797
Commissions payable	—	456
Customer deposits	—	1,291
Other accrued liabilities	693	13,664

Total current liabilities of discontinued operations	693	34,849

Other noncurrent liabilities	—	6,696

Total liabilities of discontinued operations	$693	$41,545

At December 30, 2006, other accrued liabilities included $1.7 million related to the Jostens Recognition business, which was discontinued in 2001. In March 2007, the Company determined that, based on the nature of the liabilities, it is not likely to have any further ongoing obligations, and therefore there are no amounts related to the Jostens Recognition businesses in the accompanying balance sheets as of September 29, 2007.

7.	Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for Holdings as of the dates indicated:

	Three Months Ended		Nine Months Ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net (loss) income	$(10,805)	$(12,046)	$160,457	$48,582
Change in cumulative translation adjustment	132	4	(43)	252

Comprehensive (loss) income	$(10,673)	$(12,042)	$160,414	$48,834

The following amounts were included in determining comprehensive (loss) income for Visant as of the dates indicated:

	Three Months Ended		Nine Months Ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net (loss) income	$(2,795)	$(4,276)	$185,803	$68,203
Change in cumulative translation adjustment	132	4	(43)	252

Comprehensive (loss) income	$(2,663)	$(4,272)	$185,760	$68,455

8.	Accounts Receivable and Inventories

Accounts receivable, net, was comprised of the following:

In thousands	September 29, 2007	December 30, 2006
Trade receivables	$152,691	$154,685
Allowance for doubtful accounts	(3,298)	(2,726)
Allowance for sales returns	(5,434)	(7,278)

Accounts receivable, net	$143,959	$144,681

Net inventories were comprised of the following:

In thousands	September 29, 2007	December 30, 2006
Raw materials and supplies	$27,573	$31,814
Work-in-process	27,249	34,142
Finished goods	36,055	39,369

	90,877	105,325
LIFO reserve	8	8

Inventories, net	$90,885	105,333

Precious Metals Consignment Arrangement

The Company has a precious metals consignment agreement with a major financial institution whereby it currently has the ability to obtain up to $32.5 million in consigned inventory. As required by the terms of the consignment agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at September 29, 2007 and December 30, 2006, was $25.3 million and $16.4 million, respectively. The consignment agreement does not have a stated term and can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.1 million and $0.2 million for the three months ended September 29, 2007 and September 30, 2006, respectively. The consignment fees expensed for the nine months ended September 29, 2007 and September 30, 2006 were $0.3 million and $0.5 million, respectively.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

September 29,
In thousands	2007
Balance at beginning of period	$919,638
Additions to goodwill	15,971
Reduction in goodwill	(6,633)
Currency translation	182

$929,158

Additions to goodwill during the nine months ended September 29, 2007 primarily relates to goodwill acquired in the acquisition of Neff of approximately $12.5 million and the goodwill acquired in the acquisition of VSI of approximately $3.1 million. Neff’s results are included in the Scholastic reporting segment from the date of acquisition, and VSI’s results are included in the Marketing and Publishing Services reporting segment from the date of acquisition. A reduction in goodwill of $2.3 million resulted from the adoption of FIN 48 for a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003, and a further reduction in goodwill of $4.3 million related to a settlement of a pre-acquisition tax contingency.

As of September 29, 2007, goodwill had been allocated to reporting segments as follows:

September 29,
In thousands	2007
Scholastic	$303,922
Memory Books	389,545
Marketing and Publishing Services	235,691

$929,158

Information regarding other intangible assets, as of the dates indicated, is as follows:

		September 29, 2007			December 30, 2006
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(137,816)	$192,184	$330,000	$(113,161)	$216,839
Internally developed software	2 to 5 years	12,200	(11,623)	577	12,200	(10,454)	1,746
Patented/unpatented technology	3 years	19,774	(15,714)	4,060	19,767	(15,109)	4,658
Customer relationships	4 to 40 years	53,535	(12,069)	41,466	36,509	(9,746)	26,763
Other	3 to 10 years	67,799	(33,120)	34,679	61,410	(24,927)	36,483

		483,308	(210,342)	272,966	459,886	(173,397)	286,489
Tradenames	Indefinite	252,830	—	252,830	244,180	—	244,180

		$736,138	$(210,342)	$525,796	$704,066	$(173,397)	$530,669

Amortization expense related to other intangible assets was $12.4 million and $12.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively. For the nine months ended September 29, 2007 and September 30, 2006, amortization expense related to other intangible assets was $36.5 million and $37.7 million, respectively.

Based on intangible assets in service as of September 29, 2007, estimated amortization expense for the remainder of 2007 and each of the five succeeding fiscal years is $12.4 million, $47.3 million, $42.9 million, $41.4 million, $39.1 million, and $38.5 million, respectively.

10.	Long-Term Debt

Long-term debt consists of the following:

In thousands	September 29, 2007	December 30, 2006
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $27,136 and $43,043 at September 29, 2007 and December 30, 2006, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$220,064	$204,157
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 7.19% at September 29, 2007 and 7.37% at December 30, 2006, with semi-annual principal and interest payments through October 1, 2011	316,500	716,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,386,564	1,770,657
Less current portion	—	—

	$1,386,564	$1,770,657

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of September 29, 2007, the Company was in compliance with all covenants under its material debt obligations.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2006-2011.

As of September 29, 2007, there was $77.5 million outstanding in the form of short-term borrowings under the senior secured credit facilities that relate to our revolving line of credit, at a weighted average interest rate of 7.5% and an additional $15.4 million outstanding in the form of letters of credit, leaving $157.1 million available under the Visant $250.0 million revolving credit facility.

11.	Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. At September 29, 2007, there were no contracts related to these activities outstanding.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The purchase commitment at September 29, 2007 was $13.6 million with delivery dates occurring throughout the remainder of 2007. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133, Accounting for Derivatives and Hedging Activities. The fair market value of the open precious metal forward contracts at September 29, 2007 was $15.3 million based on quoted futures prices for each contract.

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

As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. Although Jostens no longer owns the site, Jostens managed the remediation project, which began in 2000. As of September 29, 2007, Jostens had made payments totaling $8.1 million for remediation at this site. During 2001, Jostens received reimbursement from its insurance carrier in the amount of $2.7 million, net of legal costs. In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site. Jostens has certain ongoing monitoring obligations. We do not expect the cost of such ongoing monitoring to be material.

While Jostens may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs was contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support the position that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

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

The Company has recorded income tax provisions for the nine months ended September 29, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire 2007 fiscal year. The estimated 2007 fiscal year consolidated effective tax rates were 37.0% and 36.9% for Holdings and Visant, respectively, before consideration of the effect of $1.2 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 38.5% and 38.3% for Holdings and Visant, respectively, for the nine-month period ended September 29, 2007. The annual estimated effective tax rates for fiscal year 2007 were favorably affected by an increase in the rate of deduction for the U.S. domestic manufacturing deduction. Tax and interest accruals considered a period expense or benefit unfavorably affected the tax rate and included adjustments under FIN 48, adjustments to reflect the filing of the Company’s 2006 income tax returns, and adjustments to reflect certain changes in state income tax laws.

For the comparable nine-month period ended September 30, 2006, the effective rates of income tax expense for Holdings and Visant were 38.5% and 37.7%, respectively. These rates reflect a lower rate of deduction during the nine-month period in 2006 for the U.S. domestic manufacturing deduction and do not include the effect of period adjustments recorded in the comparable 2007 period.

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

The unrecognized tax benefit liability at December 31, 2006, the date of the Company’s adoption of FIN 48, was $12.4 million, including $1.9 million of gross interest and penalty accruals. In connection with such adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions. These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies under SFAS No. 5, Accounting for Contingencies, to the method prescribed under FIN 48. The adjustment to goodwill relates to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003. As of December 31, 2006, the date of adoption of FIN 48, the amount of the Company’s unrecognized tax benefit that, if recognized, would affect the effective tax rate, was $6.1 million excluding gross interest and penalty accruals of $1.9 million. During the three months ended September 29, 2007, the Company reduced its unrecognized tax benefit liability by $5.5 million. Approximately $4.3 million of the total decrease reduced goodwill because the tax position related to a pre-acquisition tax contingency. The remaining portion of the reduction represented gross interest accruals which decreased income tax expense by $0.6 million net of deferred income tax.

As of the date of adoption of FIN 48, the Company’s income tax filings for 2004 to 2006 were subject to examination in the U.S federal tax jurisdiction. The Internal Revenue Service is examining two pre-acquisition tax filings for one of the Company’s subsidiaries for periods in 2004 and the Company’s consolidated tax filing for 2005. The Company is also subject to examinations in state and foreign tax jurisdictions for the 2002 to 2006 periods, none of which are expected to be material. The Company has filed appeals for a Canadian federal examination of tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability.

14.	Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$1,602	$1,651	$3	$5
Interest cost	3,903	3,747	38	49
Expected return on plan assets	(6,044)	(5,653)	—	—
Amortization of prior year service cost	(199)	(120)	(69)	(70)
Amortization of net actuarial loss	—	—	9	24

Net periodic benefit (income) expense	$(738)	$(375)	$(19)	$8

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$4,806	$4,953	$9	$15
Interest cost	11,709	11,241	114	147
Expected return on plan assets	(18,132)	(16,959)	—	—
Amortization of prior year service cost	(597)	(360)	(207)	(210)
Amortization of net actuarial loss	—	—	27	72

Net periodic benefit (income) expense	$(2,214)	$(1,125)	$(57)	$24

As of December 30, 2006, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2007 due to the funded status of the plans. This estimate has not changed as of September 29, 2007. For the nine months ended September 29, 2007, the Company did not make any contributions to the qualified pension plans and contributed $1.4 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. These payments to the non-qualified pension and postretirement welfare plans are consistent with the expected amounts disclosed as of December 30, 2006.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (2) the consummation of the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan are also subject to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of September 29, 2007 there were 54,626 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. Participants under the 2004 Plan are also subject to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. As of September 29, 2007, there were 182,677 options and restricted shares vested under the 2004 Plan and 172,693 options and restricted shares subject to vesting. In addition, there were 100,234 shares issued under the 2004 Plan owned outright by certain employees.

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

For the three-month periods ended September 29, 2007 and September 30, 2006, the Company recognized total compensation expense related to stock options of $0.1 million and less than $0.1 million, respectively, which is included in selling, general and administrative expenses. Stock-based compensation expense totaled $0.4 million and $0.1 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. For the three-month period ended September 29, 2007, no options were granted, exercised or cancelled and an insignificant amount of options vested. For the three-month period ended September 30, 2006, no options were granted or exercised and an insignificant amount of options vested.

The following table summarizes stock option activity for Holdings:

Shares in thousands	Shares	Weighted - average exercise price
Outstanding at December 30, 2006	397	$41.21	*
Granted	5	$169.15
Forfeited	(3)	$56.80
Cancelled	(2)	$43.73

Outstanding at September 29, 2007	397	$42.85

Vested or expected to vest at September 29, 2007	397	$42.85

Exercisable at September 29, 2007	226	$37.94

*	Weighted average exercise price at December 30, 2006 has been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at September 29, 2007 was approximately 7.8 years.

16.	Business Segments

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff. Neff is a leading single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. Neff operates as a direct subsidiary of Visant under the Neff brand name and its results are reported as part of the Scholastic segment from the date of acquisition.

In May 2007, the Company completed its sale of its Von Hoffmann businesses to R.R. Donnelley & Sons Company pursuant to a Stock Purchase Agreement entered into in January 2007. The Von Hoffmann businesses, which had previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, had been classified as assets for sale since December 2006. The operations of the Von Hoffmann businesses are reported as discontinued operations in the condensed consolidated financial statements for all periods presented. Refer to Note 6, Discontinued Operations, for further details.

On June 14, 2007, the Company acquired all of the outstanding capital stock of VSI. VSI is a leading supplier in the overhead transparency and book component business for the educational market. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing services segment from such date.

In 2007 we changed the name of our Yearbook segment to Memory Books to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments consist of:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Books—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces covers components and overhead transaparencies primarily for educational publishers.

The following table presents information of Holdings by business segment:

	Three months ended
	September 29,	September 30,
In thousands	2007	2006	$Change	% Change
Net sales
Scholastic	$43,983	$34,081	$9,902	29.1%
Memory Books	72,060	70,665	1,395	2.0%
Marketing and Publishing Services	122,653	110,978	11,675	10.5%
Inter-segment eliminations	(300)	(14)	(286)	NM

Net sales	$238,396	$215,710	$22,686	10.5%

Operating income
Scholastic	$(16,186)	$(15,069)	$(1,117)	(7.4%)
Memory Books	9,380	9,184	196	2.1%
Marketing and Publishing Services	22,080	20,183	1,897	9.4%

Operating income	$15,274	$14,298	$976	6.8%

Depreciation and amortization
Scholastic	$6,638	$6,387	$251	3.9%
Memory Books	8,848	8,511	337	4.0%
Marketing and Publishing Services	6,384	4,862	1,522	31.3%

Depreciation and amortization	$21,870	$19,760	$2,110	10.7%

NM = Not meaningful

	Nine months ended
In thousands	September 29, 2007	September 30, 2006	$ Change	% Change
Net sales
Scholastic	$320,384	$298,318	$22,066	7.4%
Memory Books	344,435	333,299	11,136	3.3%
Marketing and Publishing Services	331,666	281,637	50,029	17.8%
Inter-segment eliminations	(773)	(66)	(707)	NM

Net sales	$995,712	$913,188	$82,524	9.0%

Operating income
Scholastic	$31,284	$26,821	$4,463	16.6%
Memory Books	104,328	95,484	8,844	9.3%
Marketing and Publishing Services	57,411	51,595	5,816	11.3%

Operating income	$193,023	$173,900	$19,123	11.0%

Depreciation and amortization
Scholastic	$19,853	$20,374	$(521)	(2.6%)
Memory Books	26,909	26,489	420	1.6%
Marketing and Publishing Services	17,280	13,850	3,430	24.8%

Depreciation and amortization	$64,042	$60,713	$3,329	5.5%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the management services agreement, during the term thereof, the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million as advisory fees to the Sponsors for both the three months ended September 29, 2007 and September 30, 2006. For the nine months periods ended September 29, 2007 and September 30, 2006, the Company paid $2.4 million and $2.3 million, respectively, as advisory fees to the Sponsors. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended September 29, 2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$228,366	$16,184	$(6,154)	$238,396
Cost of products sold	(2,379)	135,639	8,900	(6,127)	136,033

Gross profit	2,379	92,727	7,284	(27)	102,363
Selling and administrative expenses	(269)	83,168	3,874	—	86,773
Gain on sale of assets	—	(65)	—	—	(65)
Special charges	—	236	—	—	236

Operating income	2,648	9,388	3,410	(27)	15,419
Net interest expense	17,104	15,082	12	(14,532)	17,666
Equity earnings (loss) in subsidiary, net of tax	1,728	(2,202)	—	474	—

(Loss) income before income taxes	(16,184)	(3,492)	3,398	14,031	(2,247)
Provision for (benefit from) income taxes	1,161	(1,764)	1,196	(45)	548

(Loss) income from continuing operations	(17,345)	(1,728)	2,202	14,076	(2,795)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net (loss) income	$(17,345)	$(1,728)	$2,202	$14,076	$(2,795)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended September 30, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$212,294	$11,228	$(7,812)	$215,710
Cost of products sold	(270)	123,744	8,907	(7,640)	124,741

Gross profit	270	88,550	2,321	(172)	90,969
Selling and administrative expenses	(671)	75,658	2,434	—	77,421
Gain on sale of assets	—	(788)	—	—	(788)
Special charges	—		—	—	—

Operating income (loss)	941	13,680	(113)	(172)	14,336
Net interest expense	24,506	29,935	53	(26,380)	28,114
Equity loss (earnings) in subsidiary, net of tax	6,470	(1,045)	—	(5,425)	—

(Loss) income before income taxes	(30,035)	(15,210)	(166)	31,633	(13,778)
Provision for (benefit from) income taxes	1,458	(7,267)	(103)	(67)	(5,979)

(Loss) from continuing operations	(31,493)	(7,943)	(63)	31,700	(7,799)
Income from discontinued operations, net of tax	942	1,473	1,108	—	3,523

Net (loss) income	$(30,551)	$(6,470)	$1,045	$31,700	$(4,276)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended September 29, 2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$971,924	$45,488	$(21,700)	$995,712
Cost of products sold	(6,588)	484,653	25,501	(21,687)	481,879

Gross profit	6,588	487,271	19,987	(13)	513,833
Selling and administrative expenses	(307)	308,516	11,325		319,534
Loss on sale of assets	—	555	—		555
Special charges	—	195	—		195

Operating income	6,895	178,005	8,662	(13)	193,549
Net interest expense	67,742	65,840	84	(61,432)	72,234
Equity earnings in subsidiary, net of tax	(87,261)	(5,569)	—	92,830	—

Income (loss) before income taxes	26,414	117,734	8,578	(31,411)	121,315
Provision for (benefit from) income taxes	499	42,968	2,986	(39)	46,414

Income from continuing operations	25,915	74,766	5,592	(31,372)	74,901
Income (loss) from discontinued operations, net of tax	98,430	12,495	(23)		110,902

Net income	$124,345	$87,261	$5,569	$(31,372)	$185,803

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended September 30, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$895,073	$36,125	$(18,010)	$913,188
Cost of products sold	(3,363)	444,625	23,886	(17,827)	447,321

Gross profit	3,363	450,448	12,239	(183)	465,867
Selling and administrative expenses	(813)	281,571	10,055		290,813
Loss (gain) on sale of assets	5	(1,646)	—		(1,641)
Special charges	—	2,594	—		2,594

Operating income	4,171	167,929	2,184	(183)	174,101
Net interest expense	74,644	83,496	165	(79,271)	79,034
Equity (earnings) loss in subsidiary, net of tax	(62,455)	3,339	—	59,116	—

(Loss) income before income taxes	(8,018)	81,094	2,019	19,972	95,067
Provision for income taxes	3,881	31,345	695	(72)	35,849

(Loss) income from continuing operations	(11,899)	49,749	1,324	20,044	59,218
Income (loss) from discontinued operations, net of tax	942	12,706	(4,663)	—	8,985

Net (loss) income	$(10,957)	$62,455	$(3,339)	$20,044	$68,203

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 29, 2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$786	$9,264	$10,920	$—	$20,970
Accounts receivable, net	1,523	126,698	15,738	—	143,959
Inventories, net	—	88,384	2,703	(202)	90,885
Salespersons overdrafts, net	—	28,777	1,305		30,082
Prepaid expenses and other current assets	845	10,415	1,564		12,824
Intercompany receivable	36,741	30,067	—	(66,808)	—
Deferred income taxes	(448)	13,198	75	—	12,825

Total current assets	39,447	306,803	32,305	(67,010)	311,545
Property, plant, and equipment, net	1,079	182,838	134	—	184,051
Goodwill	—	906,980	22,178	—	929,158
Intangibles, net	—	516,094	9,702	—	525,796
Deferred financing costs, net	22,594	—	—	—	22,594
Intercompany receivable	746,250	4,290	—	(750,540)	—
Other assets	40	12,316	76		12,432
Investment in subsidiaries	575,261	78,090	—	(653,351)	—

Total assets	$1,384,671	$2,007,411	$64,395	$(1,470,901)	$1,985,576

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$2,423	$—	$—	$2,423
Short-term borrowings	77,500	—	—	—	77,500
Accounts payable	2,451	43,447	4,020	25	49,943
Accrued employee compensation	6,452	26,056	1,899	—	34,407
Customer deposits	—	36,845	3,312	—	40,157
Commissions payable	—	10,286	682	—	10,968
Income taxes payable	(12,407)	18,080	4,351	(113)	9,911
Interest payable	19,268	35	—		19,303
Intercompany payable	—	62,570	—	(62,570)	—
Other accrued liabilities	2,517	14,679	5,083		22,279
Current liabilities of discontinued operations	693	—	—	—	693

Total current liabilities	96,474	214,421	19,347	(62,658)	267,584
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	82,897	986,257	(32,537)	(1,036,617)	—
Deferred income taxes	(153)	189,086	(505)	—	188,428
Pension liabilities, net	(946)	18,881	—	—	17,935
Other noncurrent liabilities	9,254	23,505	—	—	32,759

Total liabilities	1,004,026	1,432,150	(13,695)	(1,099,275)	1,323,206
Stockholder’s equity	380,645	575,261	78,090	(371,626)	662,370

Total liabilities and stockholder’s equity	$1,384,671	$2,007,411	$64,395	$(1,470,901)	$1,985,576

CONDENSED CONSOLIDATING BALANCE SHEET

December 30, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,707	$4,275	$12,061	$—	$18,043
Accounts receivable, net	1,943	128,162	14,576	—	144,681
Inventories, net	—	103,411	2,111	(189)	105,333
Salespersons overdrafts, net	—	26,431	861	—	27,292
Prepaid expenses and other current assets	2,697	15,814	1,280	—	19,791
Income tax receivable	1,097	—	—	—	1,097
Intercompany receivable	36,180	9,881	—	(45,543)	518
Deferred income taxes	(963)	12,738	75	—	11,850
Current assets of discontinued operations	—	56,649	—	—	56,649

Total current assets	42,661	357,361	30,964	(45,732)	385,254
Property, plant, and equipment, net	1,279	159,227	75	—	160,581
Goodwill	—	897,642	21,996	—	919,638
Intangibles, net	—	520,713	9,956	—	530,669
Deferred financing costs, net	35,557	—	—	—	35,557
Intercompany receivable	1,256,090	106,377	—	(1,362,467)	—
Other assets	40	13,065	76	—	13,181
Investment in subsidiaries	489,114	72,521	—	(561,635)	—
Long-term assets of discontinued operations	(80)	265,599	—	—	265,519

Total assets	$1,824,661	$2,392,505	$63,067	$(1,969,834)	$2,310,399

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	2,562	48,249	5,390	235	56,436
Accrued employee compensation	6,759	32,931	1,566	—	41,256
Customer deposits	—	166,250	5,008	—	171,258
Commissions payable	—	20,605	1,066	—	21,671
Income taxes payable	(8,664)	5,668	3,069	(73)	—
Interest payable	9,987	663	—	—	10,650
Intercompany payable	17,787	23,242	4,749	(45,778)	—
Other accrued liabilities	2,025	18,497	3,115	—	23,637
Current liabilities of discontinued operations	955	28,301	5,593	—	34,849

Total current liabilities	31,411	344,406	29,556	(45,616)	359,757
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable	305,332	1,317,506	(38,874)	(1,583,964)	—
Deferred income taxes	(988)	196,195	(282)	—	194,925
Pension liabilities, net	—	21,484	—	—	21,484
Other noncurrent liabilities	16,106	17,104	146	—	33,356
Long-term liabilities of discontinued operations		6,696	—	—	6,696

Total liabilities	1,568,361	1,903,391	(9,454)	(1,629,580)	1,832,718
Stockholder’s equity	256,300	489,114	72,521	(340,254)	477,681

Total liabilities and stockholder’s equity	$1,824,661	$2,392,505	$63,067	$(1,969,834)	$2,310,399

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 29, 2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$124,345	$87,261	$5,569	$(31,372)	$185,803
Other cash used in operating activities	(124,694)	(53,659)	(7,416)	31,372	(154,397)
Net cash used in discontinued operations	(342)	(3,942)	—	—	(4,284)

Net cash (used in) provided by operating activities	(691)	29,660	(1,847)	—	27,122
Purchases of property, plant, and equipment	(23)	(48,931)	(56)	—	(49,010)
Additions to intangibles	—	(245)	—	—	(245)
Proceeds from sale of property and equipment	—	1,837	—	—	1,837
Acquisition of business, net of cash acquired	(54,834)	3,033	—	—	(51,801)
Proceeds from disposal of discontinued operations	401,781	—	—	—	401,781
Other investing activities, net	—	57	—	—	57
Net cash used in discontinued operations	—	(5,691)	—	—	(5,691)

Net cash provided by (used in) investing activities	346,924	(49,940)	(56)	—	296,928
Book overdrafts	—	2,423	—	—	2,423
Net short-term borrowings	77,500	—	—	—	77,500
Principal payments on long-term debt	(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)	(22,102)	22,102	—	—	—
Distribution to stockholder	(2,552)	—	—	—	(2,552)

Net cash (used in) provided by financing activities	(347,154)	24,525	—	—	(322,629)
Effect of exchange rate changes on cash and cash equivalents	—	744	762	—	1,506

(Decrease) increase in cash and cash equivalents	(921)	4,989	(1,141)	—	2,927
Cash and cash equivalents, beginning of period	1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period	$786	$9,264	$10,920	$—	$20,970

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 30, 2006

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(10,957)	$62,455	$(3,339)	$20,044	$68,203
Other cash (used in) provided by operating activities	(11,747)	(26,377)	5,091	(20,235)	(53,268)
Net cash provided by (used in) discontinued operations	942	49,587	(39,458)	—	11,071

Net cash (used in) provided by operating activities	(21,762)	85,665	(37,706)	(191)	26,006
Purchases of property, plant, and equipment	(951)	(37,498)	—	—	(38,449)
Proceeds from sale of property and equipment	3	10,412	—	—	10,415
Acquisition of business, net of cash acquired	(53,057)	(500)	—	—	(53,557)
Proceeds from disposal of discontinued operations	—	16,292	47,800	—	64,092
Net cash used in discontinued operations	—	(14,083)	(569)	—	(14,652)

Net cash (used in) provided by investing activities	(54,005)	(25,377)	47,231	—	(32,151)
Net short-term borrowings	115,200	—	(9,229)	—	105,971
Principal payments on long-term debt	(100,000)	—	—	—	(100,000)
Intercompany payable (receivable)	53,998	(54,189)	—	191	—
Distribution to stockholders	(4,849)	—	—	—	(4,849)

Net cash provided by (used in) financing activities	64,349	(54,189)	(9,229)	191	1,122
Effect of exchange rate changes on cash and cash equivalents	—	—	(436)	—	(436)

(Decrease) increase in cash and cash equivalents	(11,418)	6,099	(140)	—	(5,459)
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874

Cash and cash equivalents, end of period	$1,611	$4,645	$8,159	$—	$14,415

19.	Subsequent Event

On September 26, 2007, the Company announced that its wholly owned subsidiary, Memory Book Acquisition LLC, entered into an agreement to acquire substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners (“PE”). The transaction closed on October 1, 2007. The results of PE will be reported as part of the Memory Books segment from the date of acquisition.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics, and educational market segments. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

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

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”). VSI is a leading supplier in the overhead transparency and book component business. The acquisition of VSI complements our core publishing services businesses and affords us operational flexibility. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

In 2007 we changed the name of our Yearbook segment to Memory Books to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments as of September 29, 2007 are:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Books—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces cover components and overhead transparencies primarily for educational publishers.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year and, accordingly, net sales in the third quarter when school is not in session are typically lower than in other quarters. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

We continue to see softness in the placement of orders into the fourth quarter in our direct marketing and sampling businesses which we believe are the result of tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. These conditions could impact the timing of orders as well as the level of spending by our customers in direct marketing and sampling.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of November 5, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of November 5, 2007, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently assessing the impact of SFAS No. 157 in our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The requirement to measure the plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158 in the financial results, however based on the funded status of the Company’s pension and postretirement plans and the pension assumptions as of the measurement date, the Company anticipates that it will record an increase to prepaid pension asset of approximately $51 million, an increase to deferred income tax liability of approximately $18 million and an increase of approximately $33 million in Accumulated Other Comprehensive Income at the end of fiscal 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. We are currently assessing the impact of SFAS No. 159 in our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2007 Compared to the Three Months Ended September 30, 2006

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 29, 2007 and September 30, 2006.

	Three months ended		$ Change	% Change
In thousands	September 29, 2007	September 30, 2006
Net sales	$238,396	$215,710	$22,686	10.5%
Cost of products sold	136,033	124,741	11,292	9.1%

Gross profit	102,363	90,969	11,394	12.5%
% of net sales	42.9%	42.2%
Selling and administrative expenses	86,918	77,459	9,459	12.2%
% of net sales	36.5%	35.9%
Gain on sale of fixed assets	(65)	(788)	723	NM
Special charges	236	—	236	NM

Operating income	15,274	14,298	976	6.8%
% of net sales	6.4%	6.6%
Interest expense, net	31,210	41,109	(9,899)	(24.1%)

Loss before income taxes	(15,936)	(26,811)	10,875
Benefit from income taxes	(5,131)	(11,242)	6,111	(54.4%)

Loss from continuing operations	(10,805)	(15,569)	4,764	30.6%
Income from discontinued operations, net of tax	—	3,523	(3,523)	NM

Net loss	$(10,805)	$(12,046)	$1,241	10.3%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 29, 2007 and September 30, 2006. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended		$ Change	% Change
In thousands	September 29, 2007	September 30, 2006
Net sales
Scholastic	$43,983	$34,081	$9,902	29.1%
Memory Books	72,060	70,665	1,395	2.0%
Marketing and Publishing Services	122,653	110,978	11,675	10.5%
Inter-segment eliminations	(300)	(14)	(286)	NM

Net sales	$238,396	$215,710	$22,686	10.5%

Operating income
Scholastic	$(16,186)	$(15,069)	$(1,117)	(7.4%)
Memory Books	9,380	9,184	196	2.1%
Marketing and Publishing Services	22,080	20,183	1,897	9.4%

Operating income	$15,274	$14,298	$976	6.8%

NM = Not meaningful

Net Sales. Consolidated net sales increased $22.7 million, or 10.5%, to $238.4 million for the three months ended September 29, 2007 from $215.7 million for the corresponding period in 2006.

The net sales of the Scholastic segment increased $9.9 million, or 29.1%, to $44.0 million for the third quarter of 2007 from $34.1 million for the third quarter of 2006. The increase was primarily attributable to incremental volume driven by the acquisition of Neff in the first quarter of 2007.

Memory Books net sales increased $1.4 million, or 2.0%, to $72.1 million for the quarter ended September 29, 2007 compared to $70.7 million in the third quarter of 2006. The increase was due mainly to account growth and revenue driven by new product and service offerings.

The net sales of the continuing operations of the Marketing and Publishing Services segment increased $11.7 million, or 10.5%, to $122.7 million during the third quarter of 2007 from $111.0 million for the third quarter of 2006. The increase was primarily attributable to higher volume in both our sampling and book component businesses, including sales generated from businesses that we acquired in 2006 and 2007. These increases were partially offset by lower sales in our direct marketing business.

Gross Profit. Gross profit increased $11.4 million, or 12.5%, to $102.4 million for the three months ended September 29, 2007 from $91.0 million for the same period in 2006. As a percentage of net sales, gross profit margin increased to 42.9% for the three months ended September 29, 2007 from 42.2% for the comparable period in 2006. The increase was attributable to:

•	the impact of price increases in the Scholastic and Memory Books segments;

•	continued productivity improvements in our Memory Books facilities; and

•	a shift in volume in our Marketing and Publishing Services segment to higher margin sampling and book component work.

These increases were partially offset by:

•	lower volumes in our jewelry and direct mail businesses; and

•	higher depreciation associated with the investments we have made in our facilities in the past year.

Selling and Administrative Expenses. Selling and administrative expenses increased $9.5 million, or 12.2%, to $86.9 million for the three months ended September 29, 2007 from $77.5 million for the corresponding period in 2006. The increase in selling and administrative expenses was the result of:

•	higher marketing costs in the Scholastic and Memory Books segments associated with our continuing sales efforts;

•	development costs across all segments related to growth initiatives;

•

higher information technology costs in the Scholastic and Memory Books segments in connection with the continuation of the planned investments that began in the fourth quarter of 2006 related to growth initiatives; and

•	expenses associated with our acquisitions in 2007.

These increases were partially offset by our continued cost-cutting efforts.

As a percentage of net sales, selling and administrative expenses increased 0.6% to 36.5% for the third quarter of 2007 from 35.9% for the same period in 2006.

Special Charges. During the three months ended September 29, 2007, the Company had special charges of $0.2 million related to severance and related benefits for headcount reductions of eight employees in the Marketing and Publishing Services segment.

Operating Income. Consolidated operating income increased $1.0 million, or 6.8%, to $15.3 million for the three months ended September 29, 2007 from $14.3 million for the comparable period in 2006. As a percentage of net sales, operating income decreased to 6.4% for the third quarter of 2007 from 6.6% for the same period in 2006. This decrease was mainly attributable to increased volume in our Marketing and Publishing Services segment, which has comparatively lower margins than our Scholastic and Memory Books segments, and increased selling and marketing costs as well as higher research and development spending in all businesses. These decreases were partially offset by price increases and the impact of operational cost reductions from the market adoption of new technologies in our Memory Books segment.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended		$ Change	% Change
In thousands	September 29, 2007	September 30, 2006
Visant:
Interest expense	$16,460	$24,093	$(7,633)	(31.7%)
Amortization of debt discount, premium and deferred financing costs	1,440	4,150	(2,710)	(65.3%)
Interest income	(234)	(129)	(105)	NM

Visant interest expense, net	17,666	28,114	(10,448)	(37.2%)

Holdings:
Interest expense	7,636	7,635	1	0.0%
Amortization of debt discount, premium and deferred financing costs	5,910	5,376	534	9.9%
Interest income	(2)	(16)	14	NM

Holdings interest expense, net	13,544	12,995	549	4.2%

Interest expense, net	$31,210	$41,109	$(9,899)	(24.1%)

NM = Not meaningful

Net interest expense decreased $9.9 million, or 24.1%, to $31.2 million for the three months ended September 29, 2007 as compared to $41.1 million for the comparable prior year period. The decrease was due to the prepayment of $400 million of the term loans under the term loan C facility during the second quarter of 2007 as well as lower amortization expense of deferred financing costs due to term loan repayment.

Income Taxes. The Company has recorded income tax provisions for the three months ended September 29, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended September 29, 2007 were 32.2% and (24.4%) for Holdings and Visant, respectively. For the comparable three-month period ended September 30, 2006, the effective tax rates were 41.9% and 43.4% for Holdings and Visant, respectively. The effective rate of tax benefit for the 2007 period was unfavorably affected by tax and interest accruals that are considered a net period expense, including adjustments under FIN 48, adjustments to reflect the filing of the Company’s 2006 income tax returns, and adjustments to reflect certain changes in state income tax laws. The effective rate of tax benefit for the 2006 period was favorably affected by changes in the estimated tax effects of permanent differences used in the annual estimated effective tax rate.

Income from Discontinued Operations. During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results for the third quarter of 2006 for the Jostens Photography businesses included a loss of $0.6 million.

During the second quarter of 2007, we consummated the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. Operations for the Von Hoffmann businesses resulted in income of $4.1 million for the third quarter of 2006.

Net Loss. As a result of the aforementioned items, the net loss decreased $1.2 million, or 10.3%, to a loss of $10.8 million for the three months ended September 29, 2007 compared to a net loss of $12.0 million for the same period in 2006.

Nine Months Ended September 29, 2007 Compared to the Nine Months Ended September 30, 2006

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 29, 2007 and September 30, 2006.

	Nine months ended		$ Change	% Change
In thousands	September 29, 2007	September 30, 2006
Net sales	$995,712	$913,188	$82,524	9.0%
Cost of products sold	481,879	447,321	34,558	7.7%

Gross profit	513,833	465,867	47,966	10.3%
% of net sales	51.6%	51.0%
Selling and administrative expenses	320,060	291,014	29,046	10.0%
% of net sales	32.1%	31.9%
Loss (gain) on disposal of fixed assets	555	(1,641)	2,196	NM
Special charges	195	2,594	(2,399)	NM

Operating income	193,023	173,900	19,123	11.0%
% of net sales	19.4%	19.0%
Interest expense, net	112,412	109,505	2,907	2.7%

Income before income taxes	80,611	64,395	16,216
Provision for income taxes	31,056	24,798	6,258	25.2%

Income from continuing operations	49,555	39,597	9,958	25.1%
Income from discontinued operations, net of tax	110,902	8,985	101,917	NM

Net income	$160,457	$48,582	$111,875	230.3%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 29, 2007 and September 30, 2006. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended		$ Change	% Change
In thousands	September 29, 2007	September 30, 2006
Net sales
Scholastic	$320,384	$298,318	$22,066	7.4%
Memory Books	344,435	333,299	11,136	3.3%
Marketing and Publishing Services	331,666	281,637	50,029	17.8%
Inter-segment eliminations	(773)	(66)	(707)	NM

Net sales	$995,712	$913,188	$82,524	9.0%

Operating income
Scholastic	$31,284	$26,821	$4,463	16.6%
Memory Books	104,328	95,484	8,844	9.3%
Marketing and Publishing Services	57,411	51,595	5,816	11.3%

Operating income	$193,023	$173,900	$19,123	11.0%

NM = Not meaningful

Net Sales. Consolidated net sales increased $82.5 million, or 9.0%, to $995.7 million for the nine months ended September 29, 2007 from $913.2 million for the corresponding period in 2006.

The net sales of the Scholastic segment increased $22.1 million, or 7.4%, to $320.4 million for the nine-month period ended September 29, 2007 from $298.3 million for the first nine months of 2006. The increase was primarily attributable to incremental volume driven by the acquisition of Neff, which occurred in the first quarter of 2007, and the impact of price increases, partially offset by lower jewelry volume.

Memory Books net sales increased $11.1 million, or 3.3%, to $344.4 million for the nine months ended September 29, 2007 compared to $333.3 million in the comparable period of 2006. The increase was due mainly to account growth and increased price driven by new product and service offerings.

The net sales of the continuing operations of the Marketing and Publishing Services segment increased $50.0 million, or 17.8%, to $331.7 million during the nine-month period ended September 29, 2007 from $281.6 million for the first nine months of 2006. The increase was primarily attributable to higher sales volume in the sampling and book component businesses, including sales generated by businesses that we acquired in 2006 and 2007. Sales from our direct marketing business were relatively flat in the first nine months of fiscal year 2007 compared to the comparable period in 2006.

Gross Profit. Gross profit increased $48.0 million, or 10.3%, to $513.8 million for the nine months ended September 29, 2007 from $465.9 million for the same period in 2006. As a percentage of net sales, gross profit margin increased to 51.6% for the nine months ended September 29, 2007 from 51.0% for the same period in 2006. The increase was attributable to:

•	cost savings realized from continued improvements in plant efficiency and cost reduction initiatives in our Memory Books and Marketing and Publishing Services segments; and

•	the impact of price increases in the Scholastic and Memory Books segments.

These increases were partially offset by:

•	lower jewelry volumes;

•	increased volume in our Marketing and Publishing Services segment, which comparatively had lower margins than the Scholastic and Memory Books segments; and

•	higher depreciation expense in 2007 related to our continued investments in our Memory Books and Marketing and Publishing Services facilities.

Selling and Administrative Expenses. Selling and administrative expenses increased $29.0 million, or 10.0%, to $320.1 million for the nine months ended September 29, 2007 from $291.0 million for the corresponding period in 2006. As a percentage of net sales, selling and administrative expenses increased 0.2% to 32.1% for the first nine months of fiscal year 2007 from 31.9% for the same period in 2006. The increase in selling and administrative expenses as a percentage of net sales was the result of:

•	higher commissions in the Scholastic segment associated with increased graduation products net sales, which have a higher commission structure than other Scholastic products;

•	higher marketing costs in the Scholastic and Memory Books segments, as we continue to drive sales in these businesses;

•	costs associated with the acquisitions we made in 2006 and 2007;

•	development costs across all segments related to growth initiatives; and

•

higher information technology costs in the Scholastic and Memory Books segments in connection with the continuation of the planned investments that began in the fourth quarter of 2006 related to growth initiatives.

These increases were partially offset by lower amortization expense resulted from the completion of amortization of an asset established in the purchase accounting for the 2003 Jostens merger.

Special Charges. During the nine months ended September 29, 2007, the Company incurred $0.2 million of severance and related benefits related to headcount reductions in the Marketing and Publishing Services segment. These costs were partially offset by a reversal of less than $0.1 million related to previous severance accruals in the Scholastic and Memory Books segments. The headcount reductions associated with these activities were eight employees in the Marketing and Publishing Services segment.

Special charges for the nine months ended September 30, 2006 included $2.3 million relating to an impairment loss to reduce the carrying value of the former Jostens’ corporate office buildings, which were later sold, and approximately $0.3 million of special charges for severance and related benefit costs associated with headcount reductions.

Operating Income. Consolidated operating income increased $19.1 million, or 11.0%, to $193.0 million for the nine months ended September 29, 2007 from $173.9 million for the comparable period in 2006. As a percentage of net sales, operating income increased to 19.4% for the first nine months of 2007 from 19.0% for the same period in 2006. This increase was mainly attributable to improved manufacturing efficiencies as well as general price increases, partially offset by higher marketing and selling costs, development costs and the impact of increased volume in our Marketing and Publishing Services segment, which comparatively has lower margins than our Scholastic and Memory Books segments.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
	September 29, 2007	September 30, 2006	$ Change	% Change
In thousands
Visant:
Interest expense	$60,146	$73,308	$(13,162)	(18.0%)
Amortization of debt discount, premium and deferred financing costs	13,005	8,038	4,967	61.8%
Interest income	(917)	(2,312)	1,395	NM

Visant interest expense, net	72,234	79,034	(6,800)	(8.6%)

Holdings:
Interest expense	22,906	15,103	7,803	51.7%
Amortization of debt discount, premium and deferred financing costs	17,276	15,391	1,885	12.2%
Interest income	(4)	(23)	19	NM

Holdings interest expense, net	40,178	30,471	9,707	31.9%

Interest expense, net	$112,412	$109,505	$2,907	2.7%

NM = Not meaningful

Net interest expense increased $2.9 million, or 2.7%, to $112.4 million for the nine months ended September 29, 2007 as compared to $109.5 million for the comparable prior year period. The increase was due to higher amortization expense of deferred financing costs as a result of the prepayment of $400.0 million of our term loan C facility during the second quarter of 2007, as well as the Holdings senior notes being outstanding for the full first nine months of 2007 versus six months of 2006. These increases were offset somewhat by lower average borrowings due to the aforementioned prepayments.

Income Taxes. The Company has recorded income tax provisions for the nine months ended September 29, 2007 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the nine months ended September 29, 2007 were 38.5% and 38.3% for Holdings and Visant, respectively. For the comparable nine-month period ended September 30, 2006, the effective tax rates were 38.5% and 37.7% for Holdings and Visant, respectively. Our effective tax rates for 2007 were favorably affected by an increase in the rate of deduction for the U.S. domestic manufacturing deduction and unfavorably affected by tax and interest accruals that are considered a net period expense, including adjustments under FIN 48, adjustments to reflect the filing of the Company’s 2006 income tax returns, and adjustments to reflect certain changes in state income tax laws. Our effective tax rates for the 2006 period reflected a smaller rate of deduction for the U.S. domestic manufacturing deduction and did not include the effects of period adjustments recorded in the 2007 period.

As described in Note 13, Income Taxes, to the condensed consolidated financial statements, the Company adopted FIN 48 as of the beginning of the current fiscal year. Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds will be recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability. For the nine-month period ended September 29, 2007, the Company provided $1.2 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit.

Income from Discontinued Operations. During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results for the nine months ended September 29, 2007 and the 2006 comparable period for the Jostens Photography businesses included income of $0.4 million and a loss of $6.0 million, respectively.

During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The sale closed on May 16, 2007, with the Company recognizing net proceeds of $401.8 million and a gain for financial reporting purposes of $98.4 million on the transaction during the nine months ended September 29, 2007. Operations for the Von Hoffmann businesses resulted in income of $11.1 million and $15.0 million for the nine months ended September 29, 2007 and the 2006 comparable period, respectively.

We also had income of $1.0 million, net of tax, for the nine months ended September 29, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal in March 2007 of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability, and therefore, there are no amounts related to Jostens Recognition at September 29, 2007.

Net Income. As a result of the aforementioned items, net income increased $111.9 million, or 230.3%, to $160.5 million for the nine months ended September 29, 2007 compared to net income of $48.6 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2007 and 2006 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
In thousands	September 29, 2007	September 30, 2006
Net cash provided by operating activities	$24,370	$21,396
Net cash provided by (used in) investing activities	296,928	(32,151)
Net cash (used in) provided by financing activities	(320,077)	5,798
Effect of exchange rate change on cash	1,506	(436)

Increase (decrease) in cash and cash equivalents	$2,727	$(5,393)

For the nine months ended September 29, 2007, operating activities generated cash of $24.4 million compared with cash generated by operating activities of $21.4 million for the same prior year period. The increase of $2.9 million primarily related to higher earnings in the nine-month period ended September 29, 2007. Included in cash flows from operating activities was cash used by discontinued operations of $4.3 million and cash provided by discontinued operations of $11.1 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. Consequently, the cash provided by continuing operations was $28.7 million and $10.3 million for the respective nine-month periods of 2007 and 2006.

Net cash provided by investing activities for the nine months ended September 29, 2007 was $296.9 million, compared with $32.2 million used in investing activities for the comparable 2006 period. The $329.0 million increase mainly related to the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million during the nine months ended September 29, 2007, compared to proceeds generated from the sale of the Jostens Photography businesses of $64.1 million for the comparable nine-month period in 2006. Capital expenditures related to purchases of property, plant and equipment for the nine months ended September 29, 2007 and the comparable 2006 period were $49.0 million and $38.4 million, respectively. During the nine months ended September 29, 2007 and the comparable 2006 period, the Company acquired businesses, net of cash, totaling approximately $51.8 million and $53.6 million, respectively. Included in the cash flows from investing activities was cash used in discontinued operations of $5.7 million and $14.7 million for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. Consequently, the cash provided by continuing operations for the nine months ended September 29, 2007 was $302.6 million and cash used by continuing operations for the nine months ended September 30, 2006 was $17.5 million.

Net cash used for financing activities for the nine months ended September 29, 2007 was $320.1 million, compared with net cash provided by financing activities of $5.8 million for the comparable 2006 period. The $325.9 million decrease primarily related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400 million on its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011. With these prepayments, the outstanding balance under the term loan C facility was reduced to $316.5 million. This was partially offset by increased borrowings under its revolving line of credit. During the nine months ended September 30, 2006, financing activities primarily consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes with $9.5 million used for debt financing costs related to the notes and a distribution to Holdings’ stockholders of $340.7 million.

During the nine months ended September 29, 2007 and September 30, 2006, Visant transferred approximately $2.6 million and $4.8 million, respectively, of cash through Visant Secondary Holdings Corp. and to Holdings to allow Holdings to make scheduled interest payments on its $350 million 8.75% senior notes due 2013. This transfer is reflected in Visant’s condensed consolidated balance sheet as a return of capital and presented in the condensed consolidated statement of cash flows as a distribution to stockholder. These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of September 29, 2007, we had cash and cash equivalents of $21.5 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $157.1 million of additional availability under Visant’s revolving credit facility as of September 29, 2007. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of September 29, 2007, we were in compliance with all covenants under our material debt obligations.

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

In October 2007, Standard & Poor’s Ratings Services (“S&P”) affirmed its B+ corporate credit rating on Holdings, assigned Holdings an outlook of developing and removed Holdings from CreditWatch with negative implications, where it had been placed in July 2007 in connection with the July 2007 announcement by the Company regarding strategic and capital market alternatives. On October 29, 2007, Moody’s Investors Services (“Moody’s”) changed the outlook for Holdings to stable from developing, which developing outlook had been assigned in connection with the Company’s July 2007 announcement regarding strategic and capital market alternatives. Moody’s affirmed all existing ratings for Holdings and Visant. Each rating should be evaluated independently of any other rating. Reference is made to the S&P and Moody’s announcements dated October 16, 2007 and October 29, 2007, respectively, for a full explanation of the considerations by each of S&P and Moody’s.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended September 29, 2007. For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

During the quarter ended September 29, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended September 29, 2007, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party. However, following the end of the fiscal 2007 third quarter, additional arguments were presented by Jostens for Customs’ consideration in the pending proceeding as described in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements, supporting that the subject imports at the time of entry were entitled to duty free status.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended September 24, 2007. For additional information, refer to Item 1A of our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended September 29, 2007, we did not issue or sell securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Action of Stockholders Taken by Written Consent dated as of September 24, 2007, a majority of the stockholders of Holdings approved the acquisition of substantially all of the assets and certain of the liabilities of Publishing Enterprises, Incorporated.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2	(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3	(3)	By-Laws of Visant Holding Corp.

3.4	(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.5	(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation

3.6	(4)	By-Laws of Visant Corporation

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2		Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4		Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1		Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2		Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3		Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4		Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: November 13, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 13, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 13, 2007	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 13, 2007	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)