Form 10-K
period 2007-12-29
VISANT HOLDING CORP; VISANT CORP
filed 2008-03-26
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

                            (Do not check if a smaller

                             reporting company)

Indicated by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The common stock of each registrant is not publicly traded. Therefore, the aggregate market value is not readily determinable.

As of March 12, 2008, there were 5,975,618 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are owned beneficially by Visant Holding Corp.).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors, and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness;

•	our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner;

•	competition from other companies;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	our reliance on numerous complex information systems;

•	the reliance of our businesses on limited production facilities;

•	the amount of capital expenditures required for our businesses;

•	labor disturbances;

•	environmental regulations;

•	foreign currency fluctuations and foreign exchange rates;

•	the outcome of litigation;

•	our dependency on the sale of school textbooks;

•	control by our stockholders;

•	Jostens, Inc.’s reliance on independent sales representatives;

•	the failure of our sampling systems to comply with U.S. postal regulations;

•	fluctuation in customer’s advertising spending; and

•	the textbook adoption cycle and levels of government funding for education spending.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, any reference in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refers to Visant Holding Corp. together with Visant Corporation (“Visant”) and its consolidated subsidiaries, (2) “Jostens” refers to Jostens, Inc. and its subsidiaries, (3) “Lehigh” refers to The Lehigh Press, Inc., (4) “Arcade” refers to AKI, Inc. and its subsidiaries, (5) “Dixon” refers to Dixon Direct Corp, (6) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc., and (7) “VSI” refers to Visual Systems, Inc . All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

ITEM 1.	BUSINESS

Our Company

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational publishing market segments. We were formed through the October 2004 consolidation of Jostens, Von Hoffmann Holdings Inc. and its subsidiaries and Arcade (the “Transactions”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale. On January 3, 2007, we entered into a stock purchase agreement with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. We closed the transaction on May 16, 2007. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. The results of Neff are reported together with the results of the Jostens scholastic operations as the renamed Scholastic segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. VSI is a supplier in the overhead transparency and book component business. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory book and student planners. Results of Memory Book Acquisition LLC are reported as part of the Memory Book segment from the date of acquisition.

On February 11, 2008, Visant entered into an agreement and plan of merger with Phoenix Color Corp. (“Phoenix Color”), a leading book component manufacturer. Phoenix Color will operate as a wholly owned subsidiary of Visant upon the closing of the proposed merger. The total purchase consideration is $219.0 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is anticipated to close by the end of the first calendar quarter of 2008.

In 2007 we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments as of December 29, 2007 are:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces cover components and overhead transparencies primarily for educational publishers.

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

We continued to see softness in the placement of orders into the fourth quarter of 2007 in our direct marketing and sampling businesses which we believe are the result of tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. These conditions may impact the timing of orders as well as the level of spending by our customers in direct marketing and sampling into 2008. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw softness in jewelry orders in the fall of 2007 and anticipate continued softness in the first half of 2008. We attribute the lower volume primarily to economic factors and the significantly higher cost of gold.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

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

Jostens’ operations are reported in two segments: (1) Scholastic and (2) Memory Book.

Scholastic.    Jostens is one of the leading providers of services related to the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic products. In the Scholastic segment, we primarily serve U.S. high schools, colleges, universities and other specialty markets, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff in March 2007, a single source provider of custom award programs and apparel, we also market, manufacture and sell an array of additional scholastic products, including chenille letters, letter jackets, mascot mats, plaques and sports apparel.

Memory Book.    Jostens is one of the leading providers of services related to the publication, marketing, sale and production of memory books serving U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers memory book products through its OurHubbub.comTM online personal memory book offering, including under which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events and memories.

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

Scholastic.    Jostens’ competition in class rings consists primarily of two national firms, Herff Jones and American Achievement (which market the Balfour and ArtCarved brands, respectively) as well as a host of regional players. Herff Jones distributes its products within schools, while American Achievement distributes its products through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers. Jostens distributes its products primarily within schools. In the affiliation ring market, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors. Class rings sold through independent and chain jewelers and mass merchandisers are generally lower priced rings than class rings sold through schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. In the marketing and sale of other graduation products, Jostens competes primarily with American Achievement and Herff Jones as well as numerous local and regional competitors who offer products similar to Jostens. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Memory Book.    In the sale of yearbooks and memory books, Jostens competes with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth and Lifetouch as well as a host of all other companies providing conventional and online memory book offerings. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc. and a number of smaller competitors in the fragrance and cosmetic sampling market. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products. Our direct mail products and services compete with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers. We compete with Coral Graphics Services, Inc., Brady-Palmer, Moore Langen and John P. Pow in the sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for our continuing operations for fiscal 2007 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, Jostens may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The price of gold has increased dramatically during the past year, and we expect the volatility in the price of gold to continue. These higher gold prices have impacted, and could further impact, our manufacturing costs as well as the level of spending by our customers. Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink, and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs. We do not take significant commodity risk on paper. Our sampling system business utilizes specific grades of paper and foil laminates, which are, respectively, purchased from a limited number of suppliers.

Matters pertaining to our market risks are set forth below in Item 7A., Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our Memory Book and Scholastic businesses, was $418.3 million and $393.6 million as the end of fiscal years 2007 and 2006, respectively. We expect most of the 2007 backlog to be confirmed and filled throughout 2008.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Compliance with such laws and regulations has become more stringent and, accordingly, more costly over time. As part of our environmental management program, we have been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site. Jostens has certain ongoing monitoring obligations, however, we do not expect the cost of such ongoing monitoring to be material.

Intellectual Property

Our businesses rely on a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect the intellectual property rights we employ in our businesses. We also have trademarks registered in the United States and in jurisdictions around the world. In particular, we have a number of registered patents in the United States and abroad covering certain of the proprietary processes and products used in our sampling systems and direct mail businesses, and we have submitted patent applications for certain other manufacturing processes and products. However, many of our sampling system and direct mail manufacturing processes and products are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us. We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

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

Employees

As of December 29, 2007, we had approximately 5,691 full-time employees. As of December 29, 2007, approximately 634 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August of 2012, and approximately 410 employees from our Marketing and Publishing Services business were represented under three collective bargaining agreements. These collective bargaining agreements expire at various times between April 2008 and March 2013.

We have reached agreement, subject to ratification, of a first collective bargaining agreement covering approximately 126 employees at our Pennsauken, New Jersey location, following an election at the facility that occurred in February 2007.

We consider our relations with our employees to be satisfactory.

International Operations

Our foreign sales from continuing operations are derived primarily from operations in Canada and Europe. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among the risks attendant to foreign operations, but these risks are not considered significant with respect to our businesses.

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

We may not be able to continue to realize all of our cost savings and benefits from the Transactions.

Since the time of the Transactions, our cost savings have been realized primarily through procurement initiatives aimed at reducing the costs of materials and services used in our operations and reducing corporate and administrative expenses. A variety of factors could cause us not to continue to realize the annual benefits of the savings plan, including our inability to continue to obtain lower raw material prices. Our inability to continue to realize cost savings could adversely affect our business, financial condition and results of operations.

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

We are subject to direct competition in each of our respective industries which may have an adverse effect on our business, financial condition and results of operations.

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

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The price of gold increased dramatically during 2007, and we anticipate continued volatility in the price of gold for the foreseeable future. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our manufacturing costs as well as the level of spending by our customers. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials is affected by numerous factors beyond our control. These factors include:

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

We rely on a limited number of suppliers for certain of our raw materials. For example, Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed to any significant extent, particularly during periods of peak demand for rings, Jostens’ business would suffer. We may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which accounted for a substantial portion of net sales from our sampling system business for fiscal 2007, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have a written supply agreement in place. A loss of this supply of paper and a resulting possible loss of our competitive advantage could have a material adverse effect on our sampling system business, financial condition and results of operations to the extent that we are unable to obtain the specific paper or in sufficient quantity from other suppliers or elsewhere. Moreover, certain of our primary label sampling systems, including ScentSeal®, LiquaTouch®, BeautiSeal® and BeautiTouch® products, utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A loss of supply could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

Certain of our businesses are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time. Unanticipated higher prices could impact our operating expenses.

Any failure to obtain raw materials for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

The seasonality of our industries could have a material adverse effect on our business, financial condition and results of operations.

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for our continuing operations for fiscal 2007 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

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

Our sampling system business is dependent on a limited number of customers. Our top five customers in our sampling system business represented approximately 9% of our net sales for 2007 in this business. We do not generally have long-term contracts for committed volume with any of these customers. We may be required by some customers to qualify our sampling system manufacturing operations under specified supplier standards. If we are unable to qualify under a supplier’s standards, the customer may not continue to purchase sampling systems from us. An adverse change in our relationship with any of our significant sampling system customers could have a material adverse effect on the business, financial condition and results of operations of our sampling system business.

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

Our textbook cover and component business is also particularly dependent on a limited number of customers. Customers in our educational textbook business include, among others, many autonomous divisions of the four major educational textbook publishers. Each of these divisions maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. We do not have long-term contracts for committed volume with any of these publishers, who together accounted for a material portion of our textbook component net sales. Accordingly, our ability to retain or increase our business with these customers depends upon our relationships with each customer’s divisional managers and senior executives. Any cancellation, deferral or significant reduction in product sold to these principal customers or a significant number of smaller customers could seriously harm our business, financial condition and results of operations.

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

Our capital expenditure requirements have primarily related to our Jostens business and our educational textbook component business, currently presented as discontinued operations. Additionally, we are required to invest capital in order to expand and update our capabilities in certain of our other segments, including our Marketing and Publishing Services segment. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements, including information technology and e-commerce initiatives throughout the Jostens business. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to capacity increases and technological improvements to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new technologies, our business, financial condition and results of operations could be materially and adversely affected.

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

As of December 29, 2007, we had approximately 5,691 full-time employees. As of December 29, 2007, approximately 634 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August 2012, and approximately 410 employees from our Marketing and Publishing Services business were represented under three collective bargaining agreements. These collective bargaining agreements expire at various times between April 2008 and March 2013.

We have reached agreement, subject to ratification, of a first collective bargaining agreement covering approximately 126 employees at our Pennsauken, New Jersey location, following an election at the facility that occurred in February 2007.

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

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for education spending.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for education spending. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of economic conditions, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business. Lower than expected sales by us due to the cyclicality of the textbook adoption cycle and pricing pressures that may result during any downturn in the textbook adoption cycle or as a reduction in government funding for education spending could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

Our controlling stockholders, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and together with KKR, the “Sponsors”), may have interests that conflict with other investors.

As a result of the Transactions, we are controlled by affiliates of KKR and DLJMBP III. These investors collectively control our affairs and policies. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of our other investors and debtholders. In addition, these stockholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other investors and debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our stockholders may conflict with those of our debtholders. In that situation, for example, our debtholders might want us to raise additional equity from the Sponsors or other investors to reduce our leverage and pay our debts, while the Sponsors might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp. and Primedia Inc. Further, if they pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

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

Risks Relating to Our Indebtedness

Our high level of indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations with respect to our indebtedness.

We are highly leveraged. As of December 29, 2007, our indebtedness was $1,408.2 million, including $15.4 million outstanding in the form of letters of credit and $0.7 million drawn against the revolving credit sub-facility available to our Canadian subsidiary. As of December 29, 2007, Visant had availability of $233.9 million (net of standby letters of credit) under its revolving credit facility. Our outstanding indebtedness represented approximately 90.7% of our total consolidated capitalization at December 29, 2007.

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

We may be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes and the credit agreement governing the Visant senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. The Visant senior secured credit facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the senior secured credit facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the senior secured credit facilities and (3) up to $100 million of additional indebtedness. As of December 29, 2007, the Visant senior secured credit facilities permitted additional borrowings of up to $233.9 million (net of standby letters of credit of approximately $15.4 million and $0.7 million drawn against the revolving credit sub-facility available to our Canadian subsidiary) under the revolving credit facility.

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

For the year ended December 29, 2007, Visant voluntarily prepaid $400.0 million of scheduled payments under the term loans in its senior secured credit facilities, including all originally scheduled principal payments due under the Term Loan C through most of 2011. Amounts borrowed under the term loans that are repaid or prepaid may not be reborrowed. Our annual payment obligations for 2007 with respect to our existing indebtedness were comprised of approximately $107.8 million of interest payments. Our ability to pay interest on and principal on our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

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

Both Visant and Holdings are holding companies, and all of our assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Visant senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. The Holdings senior notes and senior discount notes are not guaranteed by any of Holdings’ subsidiaries. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. Each of our subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Visant senior subordinated notes and the Holdings senior notes and senior discount notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Visant term loans, the Visant senior subordinated notes and the Holdings senior notes and senior discount notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Visant senior secured credit facilities and the indentures governing the Holdings senior notes and senior discount notes and the Visant senior subordinated notes contain, and any future indebtedness of Holdings or of our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Holdings and us, including restrictions on Holdings and our ability to engage in acts that may be in our best long-term interest.

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

The Visant senior secured credit facilities also include covenants restricting, among other things, Visant Secondary Holdings Corp.’s (Visant’s immediate parent entity and Holdings’ subsidiary), Visant’s and their subsidiaries’ ability to:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the Staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Topeka, Kansas (2)	236,000	Owned
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Unadilla, Georgia	83,000	Owned
	Greenville, Ohio	69,000	Owned
	Denton, Texas	56,000	Owned
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Marysville, Ohio	16,000	Leased
	Santiago, Dominican Republic	13,000	Leased
	Winnipeg, Manitoba	13,000	Leased

Memory Book	Winston-Salem, North Carolina	132,000	Owned
	Clarksville, Tennessee	105,000	Owned
	Visalia, California	96,000	Owned
	State College, Pennsylvania	66,000	Owned
	State College, Pennsylvania	10,900	Leased
	Sedalia, Missouri	26,000	Leased
	Boonville, Missouri	10,000	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Dixon, Illinois	160,000	Owned
	Pennsauken, New Jersey (3)	145,000	Owned
	Chattanooga, Tennessee	67,900	Owned
	Milwaukee, Wisconsin	64,000	Owned
	Baltimore, Maryland	60,000	Leased
	Chattanooga, Tennessee	36,700	Owned
	Chattanooga, Tennessee	29,500	Owned
	New York, New York	12,000	Leased
	Paris, France	4,600	Leased

(1)	Excludes properties held for sale.
(2)	Also houses memory book production.
(3)	Includes approximately 31,600 square footage of a leased bindery facility.

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

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. We understand that the matter is currently under review by Customs. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock. As of March 12, 2008, there were 28 stockholders of record of the Holdings Class A Common Stock and one stockholder of record of the Holdings Class C Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdings. Holdings beneficially owns 100% of the common stock of Visant.

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

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended December 29, 2007, we did not issue or sell any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of Holdings set forth below presents the consolidated financial data of Holdings, Arcade, Lehigh and the Von Hoffmann businesses after July 29, 2003 as a result of the common ownership of these entities by affiliates of DLJMBP III on such date. As described in the footnotes herein, the operations of the Von Hoffmann businesses are presented as discontinued operations for all periods presented. The selected historical financial data for the successor periods of the fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005, the five-month period from July 30, 2003 to January 4, 2004 and for the predecessor period, the seven-month period from December 29, 2002 to July 29, 2003, have been derived from our audited historical consolidated financial statements.

On July 29, 2003, Jostens was acquired by DLJMBP III through a merger in which Jostens became the surviving company and our wholly-owned subsidiary. As a result of the 2003 Jostens merger, Jostens applied purchase accounting, and a new (successor) basis of accounting began on July 29, 2003. Accordingly, the results of operations of Jostens for periods prior to the acquisition are not comparable to results for subsequent periods. The financial information for the predecessor period prior to July 29, 2003 is that of Jostens and its wholly-owned subsidiaries and was prepared using Jostens’ historical basis of accounting.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	(Successor)					Jostens, Inc. (Predecessor)
					Five Months	Seven Months
In millions, except for ratios	2007	2006	2005	2004	2003	2003
Statement of Operations Data (1):
Net sales	$1,270.2	$1,186.6	$1,110.7	$1,051.9	$326.2	$483.5
Cost of products sold	623.0	587.6	562.2	586.2	201.2	203.0

Gross profit	647.2	599.0	548.5	465.7	125.0	280.5
Selling and administrative expenses	426.8	394.7	389.3	386.2	144.8	185.8
Loss (gain) on disposal of assets	0.6	(1.2)	(0.4)	(0.1)	(0.1)	—
Transaction costs (2)	—	—	1.2	6.8	0.2	31.0
Special charges (3)	2.9	2.4	5.4	11.8	—	—

Operating income (loss)	216.9	203.1	153.0	61.0	(19.9)	63.8
Loss on redemption of debt (4)	—	—	—	31.9	0.4	13.9
Interest expense, net	144.0	149.0	124.8	125.1	51.0	32.0
Other income	—	—	—	(1.1)	—	—

Income (loss) from continuing operations before income taxes	72.9	54.1	28.2	(94.9)	(71.3)	17.9
Provision for (benefit from) income taxes	29.1	15.7	10.5	(34.3)	(21.3)	10.5

Income (loss) from continuing operations	43.8	38.4	17.6	(60.7)	(50.0)	7.4
Gain (loss) on discontinued operations, net of tax	110.7	9.6	19.0	(40.0)	(1.1)	(4.4)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	4.6

Net income (loss)	154.5	48.0	36.6	(100.7)	(51.1)	7.6
Dividends and accretion on redeemable preferred shares	—	—	—	—	—	(6.5)

Net income (loss) available to common stockholders	$154.5	$48.0	$36.6	$(100.7)	$(51.1)	$1.1

Statement of Cash Flows:
Net cash provided by (used in) operating activities	$159.3	$162.6	$168.5	$114.1	$103.0	$(6.8)
Net cash provided by (used in) investing activities	280.6	(52.6)	(39.1)	(37.9)	(552.3)	(11.9)
Net cash (used in) provided by financing activities	(400.0)	(111.9)	(193.7)	(40.5)	482.3	12.9

Other Financial Data (1):
Ratio of earnings to fixed charges and preferred stock dividends (5)	1.5x	1.4x	1.2x	—	—	1.5x
Depreciation and amortization	$87.0	$81.6	$87.6	$136.7	$37.3	$13.5
Adjusted EBITDA (6)	$312.9	$291.2	$266.6	$224.6	$58.0	$105.4
Capital expenditures	$56.4	$51.9	$28.7	$37.7	$17.4	$5.8

	(Successor)
In millions	2007	2006	2005	2004	Five Months 2003
Balance Sheet Data (at period end):
Cash and cash equivalents	$59.7	$18.8	$20.7	$85.0	$49.1
Property and equipment, net	181.1	160.6	137.9	144.9	156.4
Total assets	2,111.7	2,322.7	2,366.6	2,511.4	2,522.6
Total debt	1,392.1	1,770.7	1,513.1	1,695.5	1,476.4
Stockholders’ equity (deficit)	142.1	(46.4)	255.3	212.3	173.9

(1)	Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the Von Hoffmann businesses in December 2006, our Jostens Photography businesses in June 2006 and the exit of Jostens’ Recognition business in December 2001. See Note 5, Discontinued Operations, to our consolidated financial statements included elsewhere herein.
(2)	For 2005 and 2004, transaction costs represented $1.2 million and $6.8 million, respectively, of expenses incurred in connection with the Transactions. For the successor period in 2003, transaction costs represented $0.2 million of expenses incurred in connection with the 2003 Jostens merger. For the predecessor period in 2003, transaction costs represented $31.0 million of expenses incurred in connection with the 2003 Jostens merger.
(3)	For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility announced on December 4, 2007, and which is expected to be substantially complete by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. For 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the carrying value of Jostens’ former corporate office buildings and $0.1 million of special charges for severance costs and related benefit costs. For 2005, special charges consisted of restructuring charges of $5.1 million for employee severance related to closed facilities and $0.3 million related to a withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. For 2004, special charges consisted of $11.8 million of restructuring charges consisting primarily of severance costs for the termination of senior executives and other employees associated with reorganization activity as a result of the Transactions.
(4)	For 2004, loss on redemption of debt represented a loss of $31.5 million in connection with repayment of all existing indebtedness and remaining preferred stock of Jostens and Arcade in conjunction with the Transactions and a loss of $0.4 million in connection with the repurchase of $5.0 million principal amount of Jostens’ 12.75% senior subordinated notes prior to the Transactions. For the successor period in 2003, loss on redemption of debt represented a loss of $0.4 million in connection with the repurchase of $8.5 million principal amount of Jostens’ 12.75% senior subordinated notes. For the predecessor period in 2003, loss on redemption of debt represented a loss of $13.9 million consisting of the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ senior secured credit facility.
(5)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs (and for any period subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) 150, accretion of preferred stock dividends), and the portion of rental expense that we believe is representative of the interest component of rental expense. For 2004 and the successor period in 2003, earnings did not cover fixed charges by $94.9 million and $71.4 million, respectively.
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

	(Successor)					Jostens, Inc. (Predecessor)
					Five Months	Seven Months
In millions	2007	2006	2005	2004	2003	2003
Net income (loss)	$154.5	$48.0	$36.6	$(100.7)	$(51.1)	$7.6
Interest expense, net	144.0	149.0	124.8	125.1	51.0	32.4
Provision for (benefit from) income taxes	29.1	15.7	10.5	(34.3)	(21.4)	8.7
Depreciation and amortization expense	87.0	81.6	87.6	136.7	37.3	14.6
(Income) loss on discontinued operations, net of tax (a)	(110.7)	(9.6)	(19.0)	40.0	1.1	—

EBITDA	303.9	284.7	240.5	166.8	16.9	63.3
Transaction costs (b)	—	—	1.2	6.8	0.2	31.0
Special charges (c)	2.9	2.4	5.4	11.8	—	—
Loss on redemption of debt (d)	—	—	—	31.9	0.4	13.9
Jostens diploma incremental costs (e)	—	—	14.7	—	—	—
Loss (gain) on disposal of fixed assets (f)	0.6	(1.2)	(0.4)	(0.1)	—	—
Elimination of purchase accounting (g)	—	—	—	—	37.7	—
Management and advisory fees	3.1	3.1	3.0	2.0	2.0	—
Cumulative effect of accounting change, net of tax (h)	—	—	—	—	—	(4.6)
Other (i)	2.4	2.2	2.2	5.4	0.8	1.8

Adjusted EBITDA	$312.9	$291.2	$266.6	$224.6	$58.0	$105.4

(a)	For all periods presented, (income) loss on discontinued operations, net of tax, consists of charges from the closure of Jostens Recognition business, and the results of operations and the sale of Jostens Photography businesses and the Von Hoffmann businesses.
(b)	Consists of costs incurred in connection with the October 4, 2004 transactions and the 2003 Jostens merger.
(c)	Consists of restructuring costs incurred for 2007, 2006, 2005 and 2004.
(d)	Represents loss on redemption of debt in connection with: (1) for the predecessor seven-month period from December 29, 2002 through July 29, 2003, the write-off of unamortized deferred financing costs in connection with refinancing Jostens’ old senior secured credit facility; and (2) for the successor five-month period from July 30, 2003 through January 3, 2004, Jostens repurchased $8.5 million principal amount of Jostens’ 12.75% Senior Subordinated Notes.
(e)	Relates to higher than planned diploma production and delivery costs in connection with the manufacturing inefficiencies resulting from relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain other facilities in 2005.
(f)	Represents loss on disposal of fixed assets for 2007 and gains on the sale of the former Jostens corporate office buildings and Scholastic’s Red Wing, Minnesota facility for 2006.
(g)	Elimination of purchase accounting represents eliminating the write-up in inventory that was recorded in applying purchase accounting, as such inventory was ultimately sold by Jostens during the period. Jostens had written up the value of its inventory by $37.7 million in connection with the 2003 Jostens merger.
(h)	For the predecessor seven-month period from December 29, 2002 through July 29, 2003, the cumulative effect of accounting change, net of tax, results from Jostens’ revaluation of its preferred stock upon adoption of SFAS 150.
(i)	Consists primarily of consulting fees and certain non-recurring items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. You should read the following discussion in conjunction with Item 6. Selected Financial Data, and the consolidated financial statements and related notes included herein.

Presentation

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than the interest and related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $225.6 million and $204.2 million as of December 29, 2007 and December 30, 2006, respectively, including interest thereon, and the $350.0 million of Holdings’ 8.75% senior notes due 2013.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed the transactions, which created a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. After giving effect to the issuance of equity to members of management, as of March 12, 2008, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of March 12, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.5% of the voting interest and approximately 1.7% of the economic interest of Holdings.

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

During the fourth quarter of 2005, we disaggregated the Company’s reportable segments, to reflect better our operations following the integration of the companies as a result of the Transactions and the manner in which the chief operating decision-maker regularly assesses the information for decision-making purposes. During the second quarter of 2006, we entered into definitive agreements to sell our Jostens Photography businesses, which previously comprised a reportable segment. The transactions closed on June 30, 2006. Accordingly, this segment has been reported as discontinued operations. See Note 5, Discontinued Operations, to the consolidated financial statements included elsewhere herein.

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses were held as assets for sale. On January 3, 2007, the Company entered into a stock purchase agreement with R.R. Donnelley & Sons Company providing for the sale of Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. We closed the transaction on May 16, 2007. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. See Note 5, Discontinued Operations, to our consolidated financial statements included elsewhere herein.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. The results of Neff are reported together with the results of the Jostens scholastic operations as the renamed Scholastic segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. VSI is a supplier in the overhead transparency and book component business. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners. Results of Memory Book Acquisition LLC are reported as part of the Memory Book segment from the date of acquisition.

On February 11, 2008, Visant entered into an agreement and plan of merger with Phoenix Color., a leading book component manufacturer. Phoenix Color will operate as a wholly owned subsidiary of Visant upon the closing of the proposed merger. The total purchase consideration is $219.0 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is anticipated to close by the end of the first calendar quarter of 2008.

In 2007 we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

Our three reportable segments as of December 29, 2007 consisted of:

•	Scholastic—provides services related to the marketing, sale and production of class rings, graduation products and other scholastic products;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book covers and other components for educational publishers.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

General

We experience seasonal fluctuations in our net sales tied primarily to the North American school year. We recorded approximately 40% of our annual net sales from our continuing operations for fiscal 2007 during the second quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of Jostens’ seasonality. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most product lines when we realize such increases.

The price of gold and other precious metals has increased dramatically during the past year, and we anticipate continued volatility in the price of gold. These higher gold prices have impacted, and could further impact, our manufacturing costs.

We continued to see softness in the placement of orders into the fourth quarter of 2007 in our direct marketing and sampling businesses which we believe is the result of tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. These conditions may impact the timing of orders as well as the level of spending by our customers in direct marketing and sampling into 2008. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw softness in jewelry orders in the fall of 2007 and anticipate continued softness in the first half of 2008. We attribute the lower volume primarily to economic factors and the significantly higher cost of gold.

Restructuring Activity

For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility announced on December 4, 2007, and which is expected to be substantially complete by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with headcount reductions in the Scholastic and Memory Book segments. The net severance costs and related benefits of $1.9 million consisted of to $1.7 million for Scholastic and $0.2 million for Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for the Scholastic and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $2.1 million as of December 29, 2007 and $1.4 million as of December 30, 2006 are included in other accrued liabilities in the consolidated balance sheets. The accruals as of December 29, 2007 included amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through December 29, 2007, the Company incurred $19.4 million of employee severance costs related to initiatives that began in 2004 (“2004 initiatives”), which affected 439 employees. To date, the Company has paid $17.3 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2007 were as follows:

In thousands	2007 Initiatives	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 30, 2006	$—	$513	$111	$755	$1,379
Restructuring charges	2,327	(54)	(42)	(295)	1,936
Severance paid	(217)	(416)	(69)	(460)	(1,162)

Balance at December 29, 2007	$2,110	$43	$—	$—	$2,153

We expect the majority of the remaining severance related to the 2006 and 2007 initiatives to be paid during 2008.

Other Factors Affecting Comparability

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31st. Our 2005, 2006 and 2007 fiscal years consisted of 52 weeks; our 2008 fiscal year will consist of 53 weeks.

In connection with the relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain of its other facilities, Scholastic experienced significant manufacturing inefficiencies in 2005. As a result of its commitment to minimize the impact to its customers, Jostens incurred $14.7 million of costs in an effort to address these manufacturing inefficiencies. These costs included, in certain cases, providing at Jostens’ cost, temporary diploma covers to meet spring graduation deliveries, which were later replaced with permanent diploma covers, significant expedited freight charges, and other efforts to address customer issues to minimize the long-term impact on customer relationships.

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

Goodwill and Indefinite-Lived Intangible Assets

Under Statement of Financial Accounting Statements (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of our fourth quarter of fiscal year 2007 and we believe that there are no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2007 and 2006 totaled approximately $1.2 billion.

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

On a consolidated basis, we have established a tax valuation allowance of $14.8 million as of the end of 2007 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized. As described in Note 13, Income Taxes, to our consolidated financial statements, we repatriated a total of $5.1 million of earnings from our foreign subsidiaries during 2007. In connection with those distributions, we generated approximately $1.4 million of foreign tax credit carryforwards which increased our valuation allowance.

Significant judgment is also required in determining and evaluating our tax reserves. Tax reserves are established for uncertain tax positions which are potentially subject to challenge. We review our tax reserves as facts and circumstances change. Although resolution of issues for audits currently in process is uncertain, based on currently available information, we believe the ultimate outcomes will not have a material adverse effect on our financial statements.

Effective at the beginning of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover nearly all of its employees. Jostens also provides certain medical and life insurance benefits for eligible retirees. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, this plan closed participation for hourly employees hired after December 31, 2006 and froze the plan for salaried employees.

Effective July 1, 2007 and January 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan, or “Plan D”. Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan also pays benefits that would have been provided from Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the tax code. We also maintain non-contributory unfunded supplemental pension plans (SERPs) for certain named executive officers.

We account for our plans under SFAS No. 87, Employer’s Accounting for Pensions, and SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires management to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

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

The following is a summary of the three key assumptions that were used in determining 2007 pension expense, along with the impact of a 1% change in each assumed rate. Brackets indicate annual pension expense would be reduced. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

Assumption	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	6.00%	$(1,181)	$810
Expected return on plan assets (2)	9.50%	$(2,545)	$2,545
Rate of compensation increases (3)	5.50%	$450	$(350)

(1)	A discount rate of 6.00% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.50% for the qualified pension plans.
(3)	The average compensation rate was 6.3% and 3.0% for Jostens and The Lehigh Press, Inc., respectively. The weighted average compensation rate for the combined salary-related plans was 5.50%.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal years 2007, 2006 and 2005. In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Holdings			% Change between 2006 and 2007	% Change between 2005 and 2006
In thousands	2007	2006	2005
Net sales	$1,270,210	$1,186,604	$1,110,673	7.0%	6.8%
Gross profit	647,164	599,049	548,538	8.0%	9.2%
% of net sales	50.9%	50.5%	49.4%
Selling and administrative expenses	426,740	394,726	389,398	8.1%	1.4%
% of net sales	33.6%	33.3%	35.1%
Loss (gain) on disposal of assets	629	(1,212)	(387)	NM	NM
Transaction costs	—	—	1,172	NM	NM
Special charges	2,922	2,446	5,389	19.5%	(54.6%)
Operating income	216,873	203,089	152,966	6.8%	32.8%
% of net sales	17.1%	17.1%	13.8%
Interest expense, net	144,004	149,000	124,794	(3.4%)	19.4%
Provision for income taxes	29,102	15,675	10,524	85.7%	48.9%
Income from discontinued operations, net of tax	110,732	9,561	19,001	1058.2%	(49.7%)
Net income	154,499	47,975	36,649	222.0%	30.9%

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal years 2007, 2006 and 2005. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

	Holdings			% Change between 2006 and 2007	% Change between 2005 and 2006
In thousands	2007	2006	2005
Net sales
Scholastic	$465,439	$437,630	$424,984	6.4%	3.0%
Memory Book	372,063	358,687	348,512	3.7%	2.9%
Marketing and Publishing Services	434,057	390,396	337,388	11.2%	15.7%
Inter-segment eliminations	(1,349)	(109)	(211)	NM	NM

	$1,270,210	$1,186,604	$1,110,673	7.0%	6.8%

Operating income
Scholastic	$51,312	$51,189	$27,069	0.2%	89.1%
Memory Book	89,108	82,235	66,700	8.4%	23.3%
Marketing and Publishing Services	76,453	69,665	59,197	9.7%	17.7%

	$216,873	$203,089	$152,966	6.8%	32.8%

NM = Not meaningful

Year Ended December 29, 2007 Compared to the Year Ended December 30, 2006

Net sales.    Consolidated net sales increased $83.6 million, or 7.0%, to $1,270.2 million in 2007 from $1,186.6 million in 2006. Scholastic segment sales were $465.4 million in 2007, an increase of 6.4%, compared to $437.6 million in the prior year comparative period. This increase was primarily attributable to incremental volume from the acquisition of Neff, which occurred in the first quarter of 2007, and the impact of price increases, offset by lower jewelry volume.

Net sales for the Memory Book segment were $372.1 million in 2007, an increase of 3.7%, compared to $358.7 million in 2006. The increase was due mainly to growth in number of accounts and in color pages as well as increased prices supported by new and enhanced product and service offerings.

Net sales of the continuing operations of the Marketing and Publishing Services segment increased $43.7 million, or 11.2%, to $434.1 million in 2007 from $390.4 million in 2006. This increase was primarily attributable to higher sales volumes in the sampling and book component businesses, including sales generated by businesses that we acquired in 2006 and 2007.

Gross profit.    Gross profit increased $48.1 million, or 8.0%, to $647.2 million for 2007 from $599.1 million for 2006. As a percentage of net sales, gross profit margin increased to 50.9% for 2007 from 50.5% for 2006. The increase was attributable to:

•	cost savings realized from continued improvements in plant efficiency and cost reduction initiatives in our Memory Book and Scholastic segments; and

•	the impact of price increases in the Scholastic and Memory Book segments.

These increases were partially offset by:

•	higher precious metal costs;

•	lower relative gross margins of Neff, which was acquired in March 2007;

•	increased volume in our Marketing and Publishing Services segment, which comparatively had lower margins than the Scholastic and Memory Book segments; and

•	higher depreciation expense in 2007 related to our continued investments in our Memory Book and Marketing and Publishing Services facilities.

Selling and administrative expenses.    Selling and administrative expenses increased $32.0 million, or 8.1%, to $426.7 million for 2007 from $394.7 million for 2006. As a percentage of net sales, selling and administrative expenses increased 0.3 % to 33.6% for 2007 from 33.3% in 2006. The increase in selling and administrative expenses as a percentage of net sales was the result of:

•	higher commissions in the Scholastic segment associated with increased graduation products net sales, which have a higher commission structure than other Scholastic products;

•	costs associated with the acquisitions we made in 2006 and 2007;

•	development costs across all segments related to growth initiatives; and

•	higher information technology costs in the Scholastic and Memory Book segments in connection with the continuation of planned investments related to growth initiatives.

Loss (gain) on disposal of fixed assets.    For 2007, the loss on disposal of fixed assets was approximately $0.6 million, which was attributable to the sale of miscellaneous equipment. In 2006, gain on disposal of fixed assets was approximately $1.2 million, primarily related to the sale of the former Jostens corporate office buildings in Bloomington, Minnesota.

Special charges.    For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring charges for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with headcount reductions in the Scholastic and Memory Book segments. Of net severance costs and related benefits of $1.9 million for 2007, $1.7 million related to Scholastic and $0.2 million related to Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for the Scholastic and Marketing and Publishing Services segments, respectively.

For 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate office buildings, which were later sold, and a net $0.1 million of special charges for severance and related benefit costs. The severance costs and related benefits included $0.1 million for Memory Book and $0.1 million for the Scholastic segment. Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. Additionally, headcount reductions related to these activities totaled five, 13 and four employees for the Memory Book, Scholastic, and Marketing and Publishing Services segments, respectively.

Operating income.    As a result of the foregoing, consolidated operating income increased $13.8 million, or 6.8%, to $216.9 million for 2007 from $203.1 million for 2006. As a percentage of net sales, operating income was 17.1% for both 2007 and 2006.

Net interest expense.    Net interest expense is comprised of the following:

In thousands	2007	2006
Holdings:
Interest expense	$30,542	$22,739
Amortization of debt discount, premium and deferred financing costs	23,281	20,874
Interest income	(4)	(35)

Holdings interest expense, net	$53,819	$43,578

Visant:
Interest expense	$76,974	$97,991
Amortization of debt discount, premium and deferred financing costs	14,329	9,880
Interest income	(1,118)	(2,449)

Visant interest expense, net	$90,185	$105,422

Interest expense, net	$144,004	$149,000

Net interest expense decreased $5.0 million, or 3.4%, to $144.0 million for 2007 as compared to $149.0 million for 2006 due to lower average borrowings from the prepayment of $400.0 million of the term loan C facility during the second quarter of 2007. The decrease was offset somewhat by higher amortization of deferred financing costs as a result of the aforementioned prepayments.

Provision for income taxes.    Our consolidated effective tax rate was 39.9% for 2007 compared with 29.0% for 2006. The increase in the tax rate was due primarily to the change in the effective tax rate at which we expect deferred tax assets and liabilities to be realized or settled in the future as a result of changing state tax rates. For 2007, the change in the effective deferred tax rate increased our consolidated effective tax rate, and for 2006, the change decreased the consolidated tax rate. The tax effect of foreign earnings repatriations in 2007 was unfavorable compared with 2006 due to the favorable foreign tax credit utilization in 2006 in connection with the sale of the Jostens Photography businesses. Other effects for 2007 included an increase in state income taxes which was partially offset by the effect of an increase in the rate of the domestic manufacturing profits deduction. For 2008, we anticipate a consolidated effective tax rate between 39.0% and 40.0%.

As described in Note 13, Income Taxes, to our consolidated financial statements, the Company adopted FIN 48, as of the beginning of 2007. Upon adoption of FIN 48, all interest and penalties in connection with income tax assessments or refunds will be recorded as income tax expense or benefit, as applicable, and included as part of the Company’s unrecognized tax benefit liability. Included in our results of operations for 2007 was $0.1 million net tax and interest accruals for unrecognized tax benefits.

Income from discontinued operations.    During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The sale closed on May 16, 2007, with the Company recognizing net proceeds of $401.8 million and a gain for financial reporting purposes of $98.3 million on the transaction during the year ended 2007. Operations for the Von Hoffmann businesses resulted in income of $11.4 million and $15.5 million for the years ended December 29, 2007 and December 30, 2006, respectively.

We also had income of $1.0 million, net of tax, for the year ended December 29, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal in March 2007 of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability, and therefore, there are no accrual amounts related to Jostens Recognition at December 29, 2007.

During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results for the year ended 2007 and the 2006 comparable period for the Jostens Photography businesses included income of $0.4 million and a loss of $6.1 million, respectively.

Net income.    As a result of the aforementioned items, net income increased $106.5 million to $154.5 million for 2007 from $48.0 million for 2006.

Year Ended December 30, 2006 Compared to the Year Ended December 31, 2005

Net sales.    Consolidated net sales increased $75.9 million, or 6.8%, to $1,186.6 million from $1,110.7 million in 2005. Our Scholastic business reported full year 2006 net sales of $437.6 million, an increase of 3.0% over $425.0 million in 2005. This year-over-year increase was primarily attributable to stronger sales of rings and graduation products, as well as price increases. The Memory Book segment reported full year 2006 net sales of $358.7 million, an increase of 2.9% over $348.5 million in 2005, due to price increases as well as stronger sales volume.

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

Gross profit.    Gross profit increased $50.5 million, or 9.2%, to $599.0 million for 2006 from $548.5 million for 2005. As a percentage of net sales, gross profit margin increased to 50.5% for 2006 from 49.4% for 2005. The increased gross profit as a percent of sales was the result of several factors including the following:

•	improvements in diploma and yearbook production, which contributed most significantly;

•	increased prices for products and services in both Scholastic and Memory Book; and

•	increased operating synergies in all businesses.

These increases in gross profit as a percentage of sales were offset partially by:

•	increased gold prices in the Scholastic segment; and

•	the impact of increased volume in the Marketing and Publishing Services segment, where gross profit margins are historically lower than in the Jostens businesses.

Selling and administrative expenses.    Selling and administrative expenses increased $5.3 million, or 1.4%, to $394.7 million for 2006 from $389.4 million for 2005. As a percentage of net sales, selling and administrative expenses decreased 1.8% to 33.3% for 2006 from 35.1% for 2005. The increase in expenses was attributed mainly to the following factors:

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

Special charges.    For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs. The severance costs and related benefits included $0.1 million for Memory Book and $0.1 million for Scholastic. Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that was in connection with the consolidation of certain operations. Additionally, headcount reductions related to these activities totaled five, 13 and four employees for the Memory Book, Scholastic, and Marketing and Publishing Services segments, respectively.

During 2005, we incurred $5.4 million of special charges, including $5.1 million related to severance and benefit costs associated with a reduction in personnel of 23 employees for the Memory Book segment and 60 employees for the Scholastic segment and $0.3 million of costs related to a withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations.

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

Provision for income taxes.    Our consolidated effective tax rate was 29.0% for 2006 compared with 37.4% for 2005. For 2006, the tax rate was significantly affected by a $3.0 million decrease in income tax expense due to a decrease in the rate at which we expect deferred tax assets and liabilities to be realized or settled in the future. The change in rate was required to reflect the effect of the Company’s 2005 state income tax returns which included a complete year’s results of operations for companies it began to include in the fourth quarter of 2004 as a result of the Transactions. The tax rate was also favorably affected by the domestic manufacturing profits (“DMD”) deduction. The favorable effect of the DMD was greater in 2006 than in 2005, because the deduction was limited in 2005 by our net operating loss carryforward from 2004. The tax effect of foreign earnings repatriations in 2006 was unfavorable compared with 2005 due to the effect of the favorable rate of tax provided under the American Jobs Creation Act of 2004.

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

In thousands	2007	2006	2005
Net cash provided by operating activities	$159,310	$162,626	$168,469
Net cash provided by (used in) investing activities	280,643	(52,567)	(39,101)
Net cash used in financing activities	(400,041)	(111,873)	(193,693)
Effect of exchange rate change on cash	1,020	(114)	67

Increase (decrease) in cash and cash equivalents	$40,932	$(1,928)	$(64,258)

Full Year 2007

In 2007, operating activities generated cash of $159.3 million, compared to $162.6 million from operating activities for 2006. Included in cash flows from operating activities was cash used by discontinued operations of $5.1 million for 2007 and cash provided by discontinued operations of $35.4 million for 2006. Consequently, the cash provided by continuing operations was $164.4 and $127.3 million for 2007 and 2006, respectively. The $37.2 million increase in cash provided from continuing operations was attributable to higher earnings and lower overall working capital levels in 2007 compared to 2006.

Net cash provided by investing activities for 2007 was $280.6 million compared to cash used in investing activities of $52.6 million for 2006. The $333.2 million increase mainly related to the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million during 2007, compared to proceeds generated from the sale of the Jostens Photography businesses of $64.1 million in 2006. Capital expenditures related to purchases of property, plant and equipment for 2007 and 2006 were $56.4 million and $51.9 million, respectively. During 2007 and 2006, the Company acquired businesses, net of cash, totaling approximately $58.3 million and $55.8 million, respectively. Included in the cash flows from investing activities was cash provided by discontinued operations of $396.1 million and $45.0 million for 2007 and 2006, respectively. Cash used by investing activities of the continuing operations for 2007 and 2006 was $115.4 million and $97.6 million, respectively.

Net cash used in financing activities for 2007 was $400.0 million compared to $111.9 million for 2006. The $288.1 million increase primarily related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400 million on its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loan C facility through mid-2011. During 2006, financing activities primarily consisted of proceeds from the issuance by Holdings of $350.0 million of senior notes with $9.5 million used for debt financing costs related to the notes and a distribution to Holdings’ stockholders of $340.7 million as well as a voluntary prepayment of $100 million on the Company’s term loans under its senior credit facilities.

During 2007 and 2006, Visant transferred approximately $18.6 million and $20.2 million, respectively, of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million 8.75% senior notes due 2013. This transfer was reflected in Visant’s consolidated balance sheet as a return of capital and presented in the consolidated statement of cash flows as a distribution to stockholder. These amounts eliminate in consolidation and have no impact on Holdings’ consolidated financial statements.

As of December 29, 2007, we had cash and cash equivalents of $59.7 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $233.9 million available under Visant’s revolving credit facility as of December 29, 2007. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

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

On February 11, 2008, Visant entered into an agreement and plan of merger with Phoenix Color, a leading book component manufacturer. Phoenix Color will operate as a wholly owned subsidiary of Visant Corporation upon the closing of the proposed merger. The total purchase consideration is $219.0 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is anticipated to close by the end of the first calendar quarter of 2008.

Full Year 2006

In 2006, operating activities generated cash of $162.6 million, compared with cash generated by operating activities of $168.5 million in 2005. The $5.8 million decrease related primarily to higher cash paid for interest in

2006 compared to 2005 related to the Holdings senior notes issued in April 2006. This decrease was partially offset, however, by increased earnings and decreases in net working capital in 2006 compared to 2005. Included in the cash flows from operating activities was cash provided by discontinued operations of $35.4 million and $42.2 million for 2006 and 2005, respectively. Consequently, the cash provided by continuing operations was $127.3 million and $126.2 million for 2006 and 2005, respectively.

Net cash used in investing activities for 2006 was $52.6 million, compared with $39.1 million for 2005. The $13.5 million increase in cash used related to business acquisitions in 2006 of $55.8 million and increased capital expenditures in 2006 of $23.2 million compared to 2005. These increases in spending were partially offset by proceeds of $10.5 million from the sale of property and equipment in 2006 compared to $1.3 million from the sale of property and equipment in 2005 as well as proceeds of $64.1 million in 2006 from the sale of the Jostens Photography businesses. Included in the cash flows from investing activities was cash provided by discontinued operations of $45.0 million for 2006 and cash used in discontinued operations of $11.4 million for 2005.

Net cash used in financing activities for 2006 was $111.9 million, a decrease of $81.8 million, compared with cash used in financing activities of $193.7 million for 2005. The decrease was related to lower debt repayments during 2006 compared to 2005 as well as lower short-term borrowings during 2006. During 2006, Holdings issued $350.0 million of senior notes bearing interest at 8.75%, netting proceeds of $340.3 million after transaction costs. These proceeds were offset by a distribution to stockholders of $340.7 million. Included in the cash flows from financing activities was cash used in discontinued operations of $0.1 million for 2005. Consequently, the cash used in continuing operations was $111.9 million and $193.6 million for 2006 and 2005, respectively.

During 2006, Visant voluntarily prepaid $100.0 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loan C facility for 2006 through mid-2011.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of December 29, 2007:

	Payments due by calendar year
In thousands	Total	2008	2009	2010	2011	2012	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$—	$—	$500,000	—
10 1/4% senior discount notes	247,200	—	—	—	—	—	247,200
8 3/4% senior notes	350,000	—	—	—	—	—	350,000
Term loans	316,500	—	—	—	316,500	—	—
Operating leases	26,443	5,868	5,075	3,628	3,492	3,087	5,293
Minimum royalties	2,979	899	875	750	455	—	—
Pension and other postretirement cash requirements	178,037	14,133	14,796	15,489	16,350	17,116	100,153
Interest expense (1)	721,062	126,444	152,049	153,840	148,467	88,375	51,887
Management agreements (2)	21,364	3,303	3,402	3,504	3,609	3,717	3,829
Contractual capital equipment purchases	8,502	8,475	14	7	3	3	—
Note payable related to VSI acquisition	1,000	—	1,000	—	—	—	—

Total contractual cash obligations (3)	$2,373,087	$159,122	$176,211	$177,218	$488,876	$612,298	$758,362

(1)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2007.

(2)	In October 2004, we entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2012.
(3)	The Company’s gross unrecognized tax benefit obligation at December 29, 2007 was $8.8 million. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of December 29, 2007 was $15.4 million in the form of letters of credit and $0.7 million drawn against the revolving credit sub-facility available to our Canadian subsidiary.

We intend to fund ongoing operations through cash generated by operations and borrowings under our revolving credit facility. We have substantial debt service requirements.

Visant’s senior secured credit facilities were originally comprised of a $150 million senior secured Term Loan A facility with a six-year maturity, an $870 million senior secured Term C loan facility with a seven-year maturity and a $250 million senior secured revolving credit facility with a five-year maturity. As of year-end 2007, we had $15.4 million of standby letters of credit outstanding. In 2007, Visant prepaid $400.0 million of scheduled payments under the term loan facilities with the proceeds generated from the sale of the Von Hoffmann businesses. With these pre-payments, the outstanding balance under the Term C Loan facility was reduced to $316.5 million. Amounts borrowed under the term loan facilities that were repaid or prepaid may not be reborrowed. Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

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

On December 2, 2003, Visant Holdings issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 1, 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act for gross proceeds of $150 million. On March 8, 2004, we completed an offer to exchange the entire principal amount at maturity of these notes for an equal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act. The Holdings discount notes are not collateralized, are structurally subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed. No cash interest accrues on the Holdings discount notes until December 2008, and thereafter cash interest will accrue at a rate of 10.25% per annum and be payable semi-annually in arrears, commencing June 1, 2009. Prior to that time, interest accretes on the Holdings discount notes in the form of an increase in the principal amount of the notes. As discussed in Note 13, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid.

At the end of the first quarter of 2006, Holdings privately placed $350.0 million of 8.75% Senior Notes due 2013 (the “Holdings senior notes”), with settlement on April 4, 2006. On October 10, 2006, we completed an offer to exchange the entire principal amount of these notes for an equal amount of notes with substantially identical terms that have been registered under the Securities Act. The Holdings senior notes are unsecured and are subordinated in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The Holdings senior notes may be redeemed at the option of Holdings prior to December 1, 2008, in whole or in part, at a price equal to 100% of the principal amount plus a make-whole premium. The Holdings senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

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

As of December 29, 2007, the Company was in compliance with all covenants under its material debt obligations.

Future principal debt payments are expected to be paid out of cash flows from operations, borrowings under Visant’s revolving credit facilities and future refinancings of our debt. As of December 29, 2007, there was $15.4 million outstanding in the form of letters of credit and $0.7 million against the revolving credit sub-facility available to our Canadian subsidiary, leaving $233.9 million available under the $250 million revolving credit facility.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant, in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

For 2007, 2006 and 2005, we incurred capital expenditures from continuing operations of $56.4 million, $51.9 million and $28.7 million, respectively, primarily for additional capacity, automation, information technology and ongoing maintenance.

On February 12, 2008, Standard & Poor’s Ratings Services (“S&P”) affirmed all ratings, including its B+ corporate credit on Holdings, and revised the outlook to stable from developing following Visant’s announcement that it had entered into a definitive agreement to acquire Phoenix Color. Also on February 12, 2008, Moody’s Investors Services (“Moody’s”), in connection with our announcement with respect to Phoenix Color, commented that Holdings’ family rating and stable outlook were not affected by the proposed acquisition. Each rating should be evaluated independently of any other rating. Reference is made to the S&P and Moody’s announcements each dated February 12, 2008, respectively, for a full explanation of the considerations by each of S&P and Moody’s.

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements. The value of consigned inventory at December 29, 2007 and December 30, 2006 was $26.9 million and $16.4 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this agreement of $0.5 million for 2007, $0.6 million for 2006 and $0.6 million for 2005. The obligations under the consignment agreement are guaranteed by Visant.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Effective at the beginning of fiscal 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability. The unrecognized tax benefit liability at December 29, 2007 was $8.8 million including $1.7 million of gross interest and penalty accruals. Refer to Note 13, Income Taxes, to the consolidated financial statements for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact and disclosure of this standard but does not expect SFAS No. 157 to have a significant impact in the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The requirement to measure the plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted the balance sheet recognition provisions of SFAS 158 as of December 29, 2007, which resulted in an increase to prepaid pension asset of $64.6 million, increase to total liabilities of $32.2 million and increase to stockholders’ equity at December 29, 2007 of $32.4 million, net of taxes. The Company will adopt the change to the measurement date in 2008. See Note 14, Benefit Plans, to the consolidated financial statements for further details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact and disclosure of this standard but does not expect SFAS No. 159 to have a significant impact in the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices from acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is evaluating the future impact and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interest (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure of this standard but does not expect it to have a significant impact, if any, in the financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities. If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $3.9 million for 2007, $6.0 million for 2006 and $5.7 million for 2005.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in foreign exchange rates. We have foreign operations primarily in Canada and Europe, where substantially all transactions are denominated in Canadian dollars and euros, respectively. From time to time, Jostens enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts. We consider our market risk associated with these contracts as of the end of 2007 and 2006 to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange

Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. In addition, during the quarter ended December 29, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 29, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information required by Items 10 through 14 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K. Information required by Items 10 through 14 with respect to Holdings is described below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of March 12, 2008.

Name	Age	Position
Marc L. Reisch	52	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	44	Vice President, General Counsel and Secretary, Holdings and Visant
Paul B. Carousso	38	Vice President, Finance, Holdings and Visant
Timothy M. Larson	34	President and Chief Executive Officer, Jostens Group
John Van Horn	67	Group President, Arcade/Lehigh Direct and President, Chief Executive Officer, Arcade
David F. Burgstahler	39	Director, Holdings and Visant
George M.C. Fisher	67	Director, Holdings and Visant
Alexander Navab	42	Director, Holdings and Visant
Tagar C. Olson	30	Director, Holdings and Visant
Charles P. Pieper	61	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions. Mr. Reisch had been a director of Jostens since November 2003. Immediately prior to joining Holdings and Visant in October 2004, Mr. Reisch served as a Senior Advisor to KKR. Mr. Reisch has been the Chairman of the Board of Yellow Pages Income Fund since December 2002.

Marie D. Hlavaty served as an advisor to our businesses since August 2004 and joined Holdings and Visant as Vice President, General Counsel and Secretary upon the consummation of the Transactions in October 2004. Prior to joining Visant, Ms. Hlavaty was Of Counsel with Latham & Watkins LLP.

Paul B. Carousso joined Holdings and Visant in October 2004 as Vice President, Finance. From April 2003 until October 2004, Mr. Carousso held the position of Executive Vice President, Chief Financial Officer, of Vestcom International, Inc., a digital printing company.

Timothy M. Larson started working with Jostens in 1992 as an intern and joined Jostens full-time in July 1996. He has held a variety of leadership positions at Jostens in general management, technology, e-business and marketing. Mr. Larson became senior vice president and general manager of Jostens’ Memory Book business in 2005. Mr. Larson was appointed President and Chief Executive Officer of Jostens in January 2008.

John Van Horn served as an advisor to our Arcade/Lehigh Direct businesses since September 2004 and joined us as Group President, Arcade/Lehigh Direct and President and Chief Executive Officer of Arcade upon the consummation of the Transactions in October 2004. Prior to joining us, Mr. Van Horn held various positions at Quebecor World Inc. since August 1999, last serving as President, Catalog Market of Quebecor World North America.

David F. Burgstahler is a Partner of Avista Capital Partners, L.P., a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of CS. Mr. Burgstahler joined CS in 2000 when it merged with Donaldson, Lufkin & Jenrette. Mr. Burgstahler joined Donaldson, Lufkin & Jenrette in 1995. Mr. Burgstahler also serves on the board of Warner Chilcott Limited, WideOpenWest Holdings, Inc., BioReliance Corporation, Namic/VA Inc. and BMS Medical Imaging, Inc.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher is also the former Chairman of PanAmSat Corporation. Mr. Fisher currently serves as a director of General Motors Corporation. Mr. Fisher will retire from the Eli Lilly and Company board of directors at the expiration of his current term, which ends on April 21, 2008. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express Company, Comcast Corporation, Delta Air Lines, Inc., Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. He was a member of The Business Council and is an elected fellow of the American Academy of Arts & Sciences and of the International Academy of Astronautics. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

Alexander Navab is a Member of KKR. He joined KKR in 1993 and oversees KKR’s North American investments in media and telecommunications. Mr. Navab serves on the Investment Committee, as well as the Operating Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory assignments. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV).

Tagar C. Olson is an Executive at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc., Masonite International Inc. and First Data Corporation.

Charles P. Pieper is Vice Chairman of Alternative Investments (AI) in the Asset Management division and Operating Partner of CS. He is responsible for AI Global Joint Ventures, serves as an Operating Partner of DLJMBP and heads the AI Business Development Task Force. Prior to joining CS in 2004, Mr. Pieper held senior operating positions in both private industry and private equity, including being President and Chief Executive Officer of several General Electric Company businesses. He was self-employed from January 2003 to April 2004 as the head of Charles Pieper and Associates, an investment and advisory firm, and from March 1997 to December 2002, Mr. Pieper was Operating Partner of Clayton, Dubilier and Rice, a private equity investment firm. He also currently serves as a director of Glacier G.P. (the holding company of Grohe AG), China Renaissance Capital Investment and Global Infrastructure Partners.

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

The current members of the Audit Committee are Messrs. Olson (Chairman) and Burgstahler. The Board of Directors has determined that both of the current members qualifies as an “audit committee financial expert” through their relevant work experience. Mr. Olson is an Executive with KKR, and Mr. Burgstahler is a Partner of Avista Capital Partners, L.P. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

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

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers. This compensation discussion and analysis also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, long-term equity incentives in the form of stock options and restricted stock, retirement and other benefits, perquisites, post-termination severance and acceleration of equity award vesting for named executive officers upon certain termination events and/or a change in control. Certain other post-termination benefits are provided to our Chief Executive Officer. Our other benefits and perquisites include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other retirement benefits and include reimbursement for certain medical expenses and automobile payments. Our philosophy is to provide a total compensation package at a level that is commensurate with our size and provides incentives and rewards for sustained performance and growth and retention of executive talent.

One of our named executive officers, Michael L. Bailey, retired effective January 7, 2008. The separation agreement entered into between us and Mr. Bailey is described in “—Termination, Severance and Change of Control Arrangements—Separation Agreement—Michael L. Bailey”.

Objectives of our Executive Compensation Program

Our compensation programs are designed to achieve the following objectives:

•	attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•	provide our executive officers with both cash and equity incentives to further our interests and those of our stockholders;

•	provide cash and long-term incentive compensation that is competitive to comparable market positions based on revenue size;

•	align rewards to measurable performance metrics; and

•	compensate our executives to manage our business to meet our long-range objectives.

Compensation Process.

Our Compensation Committee reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, or CEO. For all other named executive officers, the Committee meets outside the presence of all executive officers except our CEO. Mr. Reisch annually reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee, other than with respect to his own compensation. The Compensation Committee has from time to time reviewed market and industry data in setting compensation. During 2007, we retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of our existing compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short and long term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist us and the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position, and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on a 12 to 18-month or longer cycle, and increases take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. In accordance with his employment agreement, this base salary will not be less than $850,000 during the term of his employment agreement and any renewal term. In 2007, Mr. Reisch’s base salary was increased from $850,000 to $950,000.

The Compensation Committee approved increases in the annual base salary rate for 2008 effective April 1, 2008 for: Mr. Carousso, from $265,000 to $280,000 and Ms. Hlavaty, from $330,000 to $380,000.

Annual Performance-Based Cash Incentive Compensation

General. We provide the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the growth objectives of our stockholders and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics, primarily the achievement of EBITDA targets, which are important indicators of increased stockholder value and reflect our emphasis on financial performance and stockholder return. However, the Compensation Committee may also exercise discretion in establishing annual bonus awards based on extraordinary achievements and contributions to the growth of our business and appreciation of our stockholder value.

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed each year by management and reviewed by the Board of Directors, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets and business plan initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting a target, and enhanced opportunity if certain stretch targets are met. For the 2007 fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	100%	$950,000
Paul B. Carousso	50%	$132,500
Marie D. Hlavaty	55%	$181,500
Michael L. Bailey	70%	$385,000
John Van Horn	50%	$200,000

Annual incentive compensation plan awards for our named executive officers and other executives are determined annually following the completion of the annual audit, based on our performance against the approved annual incentive compensation plan targets, subject to the exercise of discretion by the Compensation Committee as discussed above. The annual incentive compensation plan award amounts of all executive officers, including the named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive plans are made not later than March 15th of the year following the fiscal year during which performance is measured.

2007 Annual Incentive Compensation Plan Awards. For the last completed fiscal year, substantially all of the annual incentive plan payments to the CEO and the other named executive officers were based on the achievement of consolidated or business unit targets. There were no specific individual performance goals for 2007 incentive awards to the named executive officers, but the Compensation Committee took into account individual performance, as applicable, particularly when it contributed to extraordinary transactions and achievements in 2007, in evaluating payment at or above target. Under the annual incentive plans, the Compensation Committee may consider for adjustments to performance goals and our reported financial results. These adjustments may exclude all or a portion of both the positive or negative effect of external non-recurring events that are outside the reasonable control of our executives, including, without limitation, regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or extraordinary transactions that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, or growth such as restructurings, acquisitions or divestitures.

For 2008, we plan to use performance metrics based on our current year business plan to assess incentive compensation awards. In addition, the Compensation Committee will continue to reserve discretion in determining awards to account for extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value.

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution to extraordinary transactions which result in measurable and appreciable return for us and our stockholders.

Long-Term Equity Incentives

General. We offer long-term equity incentive opportunities to our executives to promote long-term performance and tenure, through grants of stock options and restricted stock. Other types of long-term incentive compensation, including phantom equity measured based on the appreciation of the Class A Common Stock, may be considered in the future. Our equity incentive plans are designed to:

•

promote our long-term financial interests and growth by attracting and retaining management with the training, experience and ability to enable them to make a substantial contribution to the success of our business;

•	motivate management by means of growth-related incentives to achieve long-range goals; and

•	further the alignment of interests of participants with those of our stockholders through stock-based opportunities.

Our Compensation Committee serves as the administrator of the equity incentive program, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity is granted at fair market value as determined by the Compensation Committee after evaluation of a fair market valuation conducted by a third party expert on a periodic basis.

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock of Holdings in connection with the Transactions with his or her own personal funds (and in the case of Mr. Bailey, including the roll-over of certain existing equity in Holdings and the investment of a bonus paid to Mr. Bailey in connection with the Transactions). In turn, the number of options granted was based on a multiple of the respective level of investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with the Company, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, other than in the case of Mr. Van Horn. Mr. VanHorn was granted restricted stock in December 2006, none of which will vest until January 2009 (subject to accelerated vesting in the event of Mr. Van Horn’s termination without cause or for good reason, upon a change in control or upon Mr. Van Horn’s disability or death), in order to recognize and incentivize Mr. Van Horn’s continued tenure, commitment and performance for us. Mr. Van Horn had not received options at the time of the Transactions in light of what was anticipated to be a more limited period of employment with us. The Compensation Committee reserves the right to issue additional equity in the form of options, restricted stock or units or phantom equity to the named executive officers upon the recommendation of Mr. Reisch or the Board in consideration of performance and for the purpose of assuring retention of executive talent aligned with the long-term growth of the Company and, in the case of equity, subject to shares remaining available for grant under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holdings Corp. and Subsidiaries (the “2004 Plan”). See “—Equity Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates; however, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to twice per year. We may also issue equity grants to new members of management who come into our employment in connection with the consummation of acquisitions by us or upon the commencement of employment with us. For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our CEO, taking into consideration the potential impact and contributions of the individual, retention considerations and the level of equity of members of management at a similar level.

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of our Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and are both “time based” and “performance based.” Time based options vest on the passage of time and an executive’s continued tenure with us. Performance based options vest on the achievement of annual EBITDA targets. The purpose of the performance based grant is to align management and stockholder interests as measured by EBITDA performance. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. Mr. Bailey and Mr. Reisch (who also served as a director of Jostens prior to the Transactions) also hold options under the 2003 Stock Incentive Plan (the “2003 Plan”). See “—Equity Compensation” for a discussion of the change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

Restricted Stock. We also use restricted stock in our long-term equity incentive program as part of our management development, succession, and retention planning process. Of our executives, currently only Messrs. Reisch and Van Horn have been granted restricted stock. The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’ agreement and sale participation agreement described under “—Equity Compensation”, provided that Mr. Reisch’s restricted stock is currently 100% vested and nonforfeitable even in the case of termination of employment.

Pension Benefits

Each of our named executive officers currently participates in the Jostens tax qualified pension plan D and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits are provided as part of the regular retirement program available to our eligible employees. We also maintain individual non-contributory, non-qualified, unfunded supplemental retirement plans (“SERPs”) for certain named executive officer participants. Under our employment agreement with Marc L. Reisch, he is entitled to an additional supplemental retirement benefit. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement and Change in Control Provisions

Employment Agreement with Marc Reisch. Except with respect to our CEO, Marc L. Reisch, and Mr. Timothy Larson, the Chief Executive Officer of Jostens, we do not have any employment agreements with any of our named executive officers. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

In October 2004, we entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009, with automatic one-year renewal terms thereafter. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, a long-tenured industry executive and, accordingly, we entered into this agreement with Mr. Reisch to help ensure Mr. Reisch’s availability to us during the term of the employment agreement. The employment agreement provides for certain post-termination payments and benefits to Mr. Reisch which are described and quantified in the section entitled “—Termination, Severance and Change of Control Arrangements”. We provided these arrangements under the agreement to attract and retain Mr. Reisch as our CEO and believe that the post-termination payments and benefits are competitively reasonable and reflective of Mr. Reisch’s value and performance to us.

Change in Control Agreements. On May 10, 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Vice President, Finance, and Marie Hlavaty, Vice President, General Counsel. The change in control agreements are effective through December 31, 2009 unless otherwise extended, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) during the term of the agreements. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty.” We provided these arrangements to assure the retention of these officers and in the absence of any other contractual severance arrangements. We believe that the post-termination payments and benefits are competitively reasonable and reflective of Mr. Carousso’s and Ms. Hlavaty’s value and performance to us.

Change in Control under Equity Incentive Plans. Under the 2003 Plan, upon the occurrence of a “change in control”, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain performance measures have been achieved. Under the 2004 Plan, upon the occurrence of a “change in control”, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if relevant performance measures have been satisfied. Our equity incentive plans are discussed in “—Equity Compensation” and change in control payments under the plans are discussed and quantified in “—Termination, Severance and Change of Control Arrangements”.

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning, a health club stipend and availability of our aircraft for occasional personal use. We provide these benefits to offer additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

The Compensation Committee has not implemented stock ownership guidelines for our executive officers. Our stock is not publicly traded and is subject to agreements with the stockholders that limit a stockholder’s ability to transfer his or her equity for a period of time following grant.

Regulatory Considerations

We account for equity compensation paid to our employees under SFAS No. 123R, which we adopted effective January 1, 2006. SFAS No. 123R requires us to recognize compensation expense related to all equity awards based on the fair values of the awards at the grant date. Prior to our adoption of SFAS No. 123R, we used the minimum value method in our SFAS No. 123 pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, we would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption. As a result of the modification to stock options made in April 2006 in connection with the special dividend paid to all Class A common stockholders, all stock option awards previously accounted for under APB No. 25 are prospectively accounted for under SFAS No. 123R. Accordingly, no incremental compensation cost was recognized as a result of the modification. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for additional information.

The compensation cost to us of awarding equity is taken into account in considering awards under our equity incentive program. We have taken steps to structure and assure that our compensation program is applied in compliance with Section 409A of the Internal Revenue Code. Bonuses paid under our annual incentive plans are taxable at the time paid to our executives.

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Internal Revenue Code. For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—Termination, Severance and Change of Control Arrangements—Employment Agreement with Marc. L. Reisch—Gross-Up Payments for Excise Taxes”.

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

Alexander Navab

Tagar C. Olson

Charles P. Pieper

Compensation Committee Interlocks and Insider Participation

During 2007 and to the present our Compensation Committee has been comprised of Messrs. Burgstahler (Chairman), Navab, Olson and Pieper. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in Item 13, Certain Relationships and Related Transactions, and Director Independence.

Summary Compensation Table

The following table presents compensation information for our fiscal year ended December 29, 2007 and December 30, 2006 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)		Total ($)
Marc L. Reisch	2007	$950,000	$—	$—		$—	$950,000	$254,435	$93,101	(4)	$2,247,536
Chairman, President and Chief Executive Officer, Holdings and Visant	2006	$850,000	$—	$—		$—	$1,100,000	$231,500	$114,465	(4)	$2,295,965

Paul B. Carousso	2007	$264,039	$—	$—		$—	$125,000	$19,060	$26,043	(5)	$434,142
Vice President, Finance, Holdings and Visant	2006	$240,000	$—	$—		$—	$165,000	$18,870	$22,000	(5)	$445,870

Marie D. Hlavaty	2007	$330,000	$—	$—		$—	$200,000	$34,272	$23,525	(6)	$587,797
Vice President, General Counsel, Holdings and Visant	2006	$325,673	$—	$—		$—	$275,000	$38,105	$21,100	(6)	$659,878

Michael L. Bailey	2007	$548,077	$—	$—		$—	$—	$216,029	$37,134	(7)	$801,240
President and Chief Executive Officer, Jostens	2006	$500,000	$—	$—		$—	$453,566	$192,589	$27,525	(7)	$1,173,680

John Van Horn	2007	$400,000	$—	$150,149	(1)	$—	$—	$51,753	$26,193	(8)	$628,095
Group President, Arcade/Lehigh Direct and President and Chief Executive Officer, Arcade	2006	$370,000	$—	$6,582	(1)	$—	$250,000	$61,158	$25,700	(8)	$713,440

(1)	The amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year computed in accordance with FAS 123R. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a discussion of all assumptions used by us with respect to the valuation. The restricted stock award was made under our 2004 Plan, which is described under “—Equity Compensation”.

(2)	The amounts represent earnings under the annual incentive compensation plan.
(3)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental retirement plan and our non-contributory unfunded supplemental pension plan and, in the case of Mr. Reisch, the supplemental retirement benefit provided for under his employment agreement. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(4)	Includes for each of 2006 and 2007, respectively: $85,685 and $64,615 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $8,800 and $9,000 representing regular employer matching contributions to our 401(k) plan; $13,680 each year representing a car allowance; and approximately $6,300 and $5,806 representing executive medical expenses reimbursed by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in our health screenings or foregoes certain disability and life insurance benefits. We make available to Mr. Reisch the company-owned aircraft for occasional personal use. In such cases, Mr. Reisch reimburses the Company for an amount equal to the Company’s incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use (e.g. aircraft insurance, maintenance, storage and flight crew salaries).
(5)	Includes for each of 2006 and 2007, respectively: $8,800 and $9,000 representing regular employer matching contributions to our 401(k) plan; $10,200 each year representing a car allowance; and approximately $3,000 and $6,843 representing executive medical expenses reimbursed by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.
(6)	Includes for each of 2006 and 2007, respectively: $8,800 and $9,000 representing regular employer matching contributions to our 401(k) plan; $10,000 each year representing a car allowance; and approximately $2,300 and $4,525 representing executive medical expenses reimbursable by us, a health club stipend and cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.
(7)	Includes for each of 2006 and 2007, respectively: $8,800 and $9,000 representing regular employer matching contributions to our 401(k) plan; $10,825 and $19,819 representing a car allowance; and approximately $7,900 and $8,315 representing reimbursed financial planning, medical expenses, a health club stipend and cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.
(8)	Includes for each of 2006 and 2007, respectively: $8,800 and $9,000 representing regular employer matching contributions to our 401(k) plan; $12,000 each year representing a car allowance; and approximately $4,900 and $5,193 of cash credits under the group medical plan offered to any employee who participates in health screenings or foregoes certain disability and life insurance benefits.

Grants of Plan-Based Awards in 2007

The following table provides information with regard to each stock and option award granted to each named executive officer during 2007.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold ($)	Target ($)	Maximum ($)
Marc L. Reisch	N/A	$—	$950,000	$—

Paul B. Carousso	N/A	$—	$132,500	$—

Marie D. Hlavaty	N/A	$—	$181,500	$—

Michael L. Bailey	N/A	$—	$385,000	$—

John Van Horn	N/A	$—	$200,000	$—

(1)	Reflects the target award amounts under our annual incentive compensation plan for our named executive officers. The actual non-equity incentive plan compensation amount earned by each named executive officer in 2007 is shown in the Summary Compensation Table above.

Equity Compensation

The 2003 Plan was approved by the Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. Pursuant to the 2003 Plan, the maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (2) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement, dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the 2004 Plan, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 29, 2007, there were 58,476 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, as described below, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of

Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement, which together generally provide for the following:

•	transfer restrictions until the fifth anniversary of purchase/grant, subject to certain exceptions;

•	a right of first refusal by Holdings at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock meeting certain specified criteria;

•

in the event of termination of employment for death or disability (as defined), if prior to the later of the fifth anniversary of the date of purchase/grant and a registered public offering, put rights by the stockholder with respect to Holdings stock and outstanding and exercisable options;

•

in the event of termination of employment other than for death or disability, if prior to the fifth anniversary of the date of purchase/grant, call rights by the Company with respect to Holdings stock and outstanding and exercisable options;

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

Employment Agreements and Arrangements

Employment agreement with Marc L. Reisch. In connection with the Transactions, Holdings entered into an employment agreement with Marc L. Reisch on the following terms, under which he serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

Mr. Reisch’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. Mr. Reisch’s agreement provides for the payment of an annual base salary of not less than $850,000, subject to annual review and increase by our Board, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a target bonus of 100% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets to be achieved). For 2007, Mr. Reisch received an annual base salary of $950,000.

Pursuant to the employment agreement, Mr. Reisch was paid a cash signing bonus of $600,000, the after-tax proceeds of which were reinvested as part of his initial equity participation. Pursuant to the agreement, Mr. Reisch invested $3,500,000 in cash to purchase Holdings Class A Common Stock, and we granted him an option to purchase 3.5 shares of Holdings Class A Common Stock for every one share of the $3,500,000 in value of Holdings Class A Common Stock initially purchased by him. Under his stock option agreement, we granted Mr. Reisch options to purchase a total of 127,466 shares of Holdings stock, consisting of options to purchase 56,449 shares subject to time-based vesting (the “time options”) and options to purchase 71,017 shares subject to performance-based vesting (the “performance options”). The time options became vested and exercisable with respect to 9,104 of the shares on December 31, 2004. The time options, with respect to the remaining 47,345 shares, vest in five annual installments commencing on December 31, 2005 as to the following percentages: 25%, 25%, 25%, 15% and 10%. As of December 29, 2007 giving effect to vesting for 2007, a total of 44,613 shares were vested under the time options. The performance options will vest on a cliff basis on December 31, 2012, subject to acceleration based on the achievement of certain EBITDA targets. As of December 29, 2007 giving effect to vesting for 2007, a total of 53,263 shares were vested under the performance options. Additionally, under a restricted stock award agreement, we made a one-time grant of 10,405 shares of Holdings Class A Common Stock to Mr. Reisch, which stock is 100% vested and nonforfeitable by Mr. Reisch, subject to the same rights and restrictions set forth in the management stockholder’s agreement and the sale participation agreement described under “—Equity Compensation”, other than Holdings’ call rights in the event of termination of employment.

The employment agreement also provides for the Company’s payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to such beneficiaries designated by Mr. Reisch. Mr. Reisch will be subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information. In addition, the agreement provides for a retirement benefit, described in the narrative following the Pension Benefits table below. The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described in “—Termination, Severance and Change of Control Arrangements - Employment Agreement with Marc L. Reisch.”

Change in Control Agreements. On May 10, 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Vice President, Finance, and Marie Hlavaty, Vice President, General Counsel. The change in control agreements are effective through December 31, 2009 unless otherwise extended, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) during the term. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty.”

Separation agreement with Michael L. Bailey. Mr. Bailey retired from Jostens on January 7, 2008, and, in connection therewith, we entered into a separation agreement with Mr. Bailey. The terms of the separation agreement and the payments to Mr. Bailey thereunder are discussed under “—Termination, Severance and Change of Control Arrangements—Separation Agreement—Michael L. Bailey”.

Employment agreement with Timothy M. Larson. We entered into an employment agreement with Timothy M. Larson, effective as of January 7, 2008, on the following terms, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Larson’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Larson or by us pursuant to the terms of the agreement. Mr. Larson’s agreement provides for the payment of an annual base salary of not less than $650,000, subject to annual review and increase by our Board after June 2009, plus an annual cash bonus opportunity between zero and 127% of annual base salary, with a target bonus of 85% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets to be achieved). In addition, Mr. Larson will continue to be eligible for the extraordinary bonuses set forth in, and subject to the terms of, a letter agreement entered into between Mr. Larson and us on October 2, 2006 (the “2006 letter agreement”), which provides for an additional payment of $500,000 payable on October 31, 2008 so long as Mr. Larson remains in the active employment of Jostens as of the date of payment, provided that, if Mr. Larson’s employment is terminated without cause (as defined in the 2006 letter agreement) or due to his death prior to the payment date, the amount not paid will be paid to Mr. Larson upon the date of termination or, in the case of his death, to his estate on the date the payment otherwise would have been made. Payments of $600,000 and $500,000 have already been paid under the 2006 letter agreement as of October 31, 2006 and October 31, 2007, respectively. Mr. Larson also receives executive health benefits, reimbursement for financial counseling services (including financial planning, tax preparation, estate planning, and tax and investment planning software) in an aggregate amount not to exceed $1,500 annually and a monthly car allowance of $1,800 commencing May 1, 2008 (and the use of a company-leased vehicle until such time).

Pursuant to the employment agreement, Mr. Larson will also be eligible to participate in a long term incentive plan, with awards payable in cash based on the fair market value of the Class A Common Stock at the date of determination, subject to the achievement of performance targets to be established by the Board.

Mr. Larson is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information.

As defined in the employment agreement, termination by us for “cause” may be based on any of the following: Mr. Larson’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Larson by us; the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by Mr. Larson of the employment agreement, the management stockholder’s agreement, the sale participation agreement or the long term incentive agreement to be entered into in connection with the employment agreement including, engaging in any action in breach of restrictive covenants contained in the employment agreement, which continues beyond ten days after a written demand to cure the breach is delivered by us to Mr. Larson (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Also as defined in the employment agreement, “good reason” means: a reduction in Mr. Larson’s rate of base salary or annual incentive compensation opportunity (other than a general reduction in base salary or annual incentive compensation that affects all members of our senior management in substantially the same proportion, provided that Mr. Larson’s base salary is not reduced by more than 10%); a substantial reduction in Mr. Larson’s duties and responsibilities, an adverse change in Mr. Larson’s titles of president and chief executive officer of Jostens or the assignment to Mr. Larson of duties or responsibilities substantially inconsistent with such titles; or a transfer of Mr. Larson’s primary workplace by more than 50 miles outside of Bloomington, Minnesota.

If Mr. Larson’s employment were terminated by us for cause or by Mr. Larson without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for the previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. Also, Mr. Larson would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment and under the 2006 letter agreement.

If Mr. Larson is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Larson without good reason: a lump sum payment equal to the prorated portion of the annual bonus, if any, Mr. Larson would have been entitled to receive for the year of termination, had he remained employed, payable when such bonuses are paid to other executives (the “Pro-Rata Bonus”), and (2) subject to his continued compliance with the restrictive covenants and his execution of a release of claims, an amount equal to the sum of (a) 24 months’ base salary at the rate in effect immediately prior to the date of termination plus (b) two times his target bonus for the year of termination, payable in 24 equal monthly installments; and continued participation in health and welfare benefit plans until the earlier of 24 months after the date of termination or the date that Mr. Larson becomes eligible for comparable coverage by any subsequent employer.

In the event that Mr. Larson’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Larson (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Larson without good reason, the Pro-Rata Bonus.

Outstanding Equity Awards at December 29, 2007

The following table presents the outstanding equity awards held as of December 29, 2007 (giving effect to vesting for 2007) by each named executive officer.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (7)		Option Exercise Price ($) (8)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Marc L. Reisch	880 97,876	— 11,837	(3)	— 17,754		$ $	30.09 39.07	1/17/2014 10/4/2014	— —		— —		— —

Paul B. Carousso	7,024	935	(4)	1,406			$39.07	3/15/2015	—		—		—

Marie D. Hlavaty	14,048	1,873	(5)	2,810			$39.07	3/15/2015	—		—		—

Michael L. Bailey	9,387 27,314	— 3,120	(6)	— 5,9850	(6)	$ $	30.09 39.07	1/17/2014 12/31/2015	— —		— —		— —

John Van Horn	—	—		—			$—		3,000	(9)	$714,600	(10)	—

(1)	Represents options that are vested and exercisable but not yet exercised.
(2)	Represents options that remain unvested and unexercisable as of December 29, 2007 and which will vest based on the passage of time and the executive’s continued service or an earlier change in control.
(3)	Vests with respect to 7,102 shares after the end of fiscal year 2008 and 4,735 shares after the end of fiscal year 2009.
(4)	Vests with respect to 562 shares after the end of fiscal year 2008 and 373 shares after the end of fiscal year 2009.
(5)	Vests with respect to 1,124 shares after the end of fiscal year 2008 and 749 shares after the end of fiscal year 2009.
(6)	All unvested stock options held by Mr. Bailey as of January 7, 2008 (after giving effect to vesting based on 2007 performance) expired and were cancelled without payment in connection with his retirement. All vested options will remain exercisable through December 31, 2008 so long as Mr. Bailey remains employed by Visant (or if such employment is terminated other than due to Mr. Bailey’s breach or resignation, death or disability, prior to such date).
(7)	Represents options that remain unvested and unexercisable as of December 29, 2007 and which will vest based on certain annual performance measures being met. See “—Equity Compensation” for a discussion of “performance options”.

(8)	There is no established public trading market for the Holdings Class A Common Stock and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on Holdings Class A Common Stock).
(9)	The stock will vest in one installment on January 15, 2009, subject to Mr. Van Horn’s continued service. The stock is subject to accelerated vesting in the event of certain termination of employment events, namely upon Mr. Van Horn’s death or disability or upon a change in control, which is described under “—Termination, Severance and Change of Control Arrangements-Accelerated Vesting of Restricted Stock.”
(10)	There is no established public trading market for the Holdings Class A Common Stock. For purposes of this table, the market value of shares that have not vested is calculated based on the fair market value of Holdings Class A Common Stock of $238.20 per share as of December 29, 2007, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan.

Option Exercises and Stock Vested in 2007

There were no stock options exercised or restricted stock awards which vested during 2007.

Pension Benefits in 2007

The following table presents the present value of accumulated pension benefits as of December 29, 2007.

Pension Benefits

	Jostens Pension Plan (1)				Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)				Contractual Retirement Benefit
Name	Number of Years Credited Service (#)		Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)		Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	3.2		$34,649	$—	3.2	$232,560	$—	3.2		$318,302	$—	N/A	$106,915	$—
Paul B. Carousso	3.2		$14,460	$—	3.2	$8,459	$—	3.2		$37,523	$—	N/A	N/A	N/A
Marie D. Hlavaty	3.2		$22,270	$—	3.2	$27,296	$—	3.2		$69,509	$—	N/A	N/A	N/A
Michael L. Bailey	23	(3)	$267,730	$—	23	$936,980	$—	22.0	(4)	$1,223,858	$—	N/A	N/A	N/A
John Van Horn	3.2		$74,427	$—	3.2	$122,565	$—	N/A		N/A	N/A	N/A	N/A	N/A

N/A = Not applicable

(1)	Mr. Bailey is a grandfathered participant in Plan D based on his age and years of service with Jostens as of December 29, 2007 (see the explanation of the grandfathered benefit below). Messrs. Reisch, Carousso and Van Horn and Ms. Hlavaty participate in Plan D but not as grandfathered participants.
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements.
(3)	Under the Jostens ERISA Excess Plan, Mr. Bailey has an additional credit under Plan D for 6.5 years of sales service to Jostens.
(4)	The accrual of credited service for Mr. Bailey ceased on January 7, 2008 upon his retirement.

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

•

Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned prior to January 1, 2006 are retained and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1 percent of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006.

•

For employees age 45 and over with 15 or more years of service as of December 31, 2005 (grandfathered participants), the formula to determine an employee’s retirement income benefit is the greater of the formula in effect prior to 2006 or the combined pre and post 2006 benefit described in the immediately preceding paragraph.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under Plan D. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $225,000 of salary could be recognized in 2007 under Plan D and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental pension plans (“SERPs”) for certain named executive officers. Participants who retire after age 60 with at least seven full calendar years of service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of final base salary in effect at age 60 for each full calendar year of service, up to a maximum of 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 is recognized under the SERP. The calculation of benefits is frozen at the levels reached at age 60. If the employee’s employment is terminated for any reason other than death or total disability after reaching age 55 and completing seven years of service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of service. In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer. Also under the SERP, if an employee dies at any time before satisfying the age and service requirements for receiving a benefit under the SERP, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or earlier if there was a termination due to total disability (as defined in the SERP). If an employee has completed seven years of service and is terminated by reason of total disability prior to reaching age 55, the period of the employee’s total disability will count as years of services until that employee attains age 55 (unless the employee recovers from the disability). There are certain restrictive covenant provisions under the SERPs. Under the SERPs, “a change in control” is defined as any of the following:

•	the sale, lease, exchange or other transfer, directly or indirectly, of all or substantially all of the assets of the participant’s employer, in one transaction or in a series of related transactions;

•	the approval by the stockholders of any plan or proposal for liquidation or dissolution;

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

For purposes of the SERPs, the named executive officer’s “employer” is Holdings, other than Mr. Bailey, for which it is Jostens, Inc. Due to his retirement on January 7, 2008, Michael L. Bailey had a termination of employment under the SERP and ceased to accrue additional benefits under his SERP as of such date.

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

Nonqualified Deferred Compensation for 2007

None of the named executive officers receives any nonqualified deferred compensation.

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

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason, a lump sum payment equal to the prorated portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year of termination, payable within 15 days after the date of termination.

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

Gross-Up Payments for Excise Taxes. Under the terms of the employment agreement, if it is determined that any payment, benefit or distribution to or for the benefit of Mr. Reisch would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code by reason of being “contingent on a change in ownership or control” of his employer within the meaning of Section 280G of the Code, or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax, then Mr. Reisch would be entitled to receive an additional payment or payments, or a “gross-up payment”. The gross-up payment would be equal to an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed relating to such taxes), Mr. Reisch would retain an amount equal to the excise tax (including any interest and penalties) imposed.

Acceleration of Options Upon Change in Control. In the event of a change in control of the Company, the vesting of Mr. Reisch’s time options will accelerate in full, and the vesting of his performance options may accelerate if specified performance targets have been achieved.

Post-termination Payments. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on December 29, 2007 (and excluding any amounts accrued as of the date of termination).

Post-Termination Payments

Marc L. Reisch

	Voluntary termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (9)		Disability ($)		Death ($)
Severance	$—	$3,800,000	(5)	$3,800,0000	(5)	$—		$—
Annual Incentive	$—	$950,000	(6)	$950,000	(6)	$950,000	(6)	$950,000	(6)
Stock Options	(3)	(7)		$5,892,456	(10)	(11)		(11)
Incremental Pension Benefits (1)	$—	$—		$—		$—		$1,207,574	(12)
Continuation of Welfare Benefits	$—	$22,338	(8)	$22,338	(8)	$—		$—
Additional Post-Termination Medical Benefits (2)	$67,214	$67,214		$67,214		$67,214		$46,939
Insurance	(4)	(4)		(4)		(4)		(4)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment agreement with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination medical benefits under Mr. Reisch’s employment agreement, determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements.
(3)	No additional options would be vested as of termination. Vested options will terminate without payment.
(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Total amount equals two times the sum of Mr. Reisch’s annual base salary as of December 29, 2007 plus his target bonus for the year of termination, payable in 24 equal monthly installments.
(6)	Payable as a lump sum.
(7)	No additional options would be vested as of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price.
(8)	Mr. Reisch’s employment agreement requires that we continue his welfare benefits for 24 months unless he becomes eligible for coverage under comparable benefit plans from any subsequent employer. The table reflects the 2008 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at December 29, 2007, multiplied by 24 months.
(9)

Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held Company that would avoid the imposition of the excise tax.

(10)	Value calculated is the gain based on $238.20 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 29, 2007) net of exercise prices. Assumes accelerated vesting of all performance options.
(11)	No additional options would be vested as of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Mr. Reisch or his estate, subject to put to us at the same spread.
(12)	The SERP provides a pre-retirement death benefit such that, if an employee dies at any time before satisfying the age and service requirements for receiving a pension benefit, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death.

Arrangements with Paul B. Carousso and Marie D. Hlavaty

Change in Control Severance Agreements. The change in control severance agreements between us and each of Paul B. Carousso, Vice President, Finance, and Marie D. Hlavaty, Vice President, General Counsel, provide for severance payments and benefits to the executive if, during the term of the agreement, his or her employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The change in control agreements are effective through December 31, 2009 unless otherwise extended, provided that the agreements shall remain in effect for a period of two years following a change in control during the term.

Under the change in control agreements, “cause” may be based on any of the following:

•

the executive’s willful and continued failure to perform his or her material duties which continues beyond ten days after a written demand for substantial performance is delivered to the executive by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

•

a material breach by the executive of the change in control agreement or any other agreement, including engaging in any action in breach of restrictive covenants which continues beyond ten days after a written demand to cure the breach is delivered by us to the executive (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

Also under the change in control agreements, “good reason” means:

•

a reduction in the executive’s base salary or annual incentive compensation (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that the executive’s base salary is not reduced by more than 10%);

•	a substantial reduction or adverse change in the executive’s duties and responsibilities;

•	a transfer of the executive’s primary workplace by more than fifty miles outside his or her current workplace;

•	our failure to cause our successor to assume our obligation under the change in control severance agreement; or

•	our failure, or our successor’s failure, to maintain the change in control agreement for a two-year period following a change in control.

The severance payments and benefits under the change in control agreements are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Internal Revenue Code, as amended, as may be necessary to prevent any accelerated or additional tax under Section 409A). In addition, the executive would be entitled to:

•

a lump sum amount equal to his or her annual target bonus for the year of termination, provided if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed, payable at the time payments are otherwise made under the bonus plan;

•

continued coverage under our group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation); and

•	any other vested and accrued benefits under plans in which he or she participates and unreimbursed business expenses prior to the date of termination.

The severance payments and benefits to be paid under the terms of the change in control agreements are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executives are otherwise bound pursuant to other agreements in place with us.

Acceleration of Options Upon Change in Control. Mr. Carousso and Ms. Hlavaty each hold time options that would immediately become vested and exercisable, and performance options which may accelerate, if specified performance targets have been achieved, all upon a change in control. See “—Equity Compensation”.

Post-termination Payments—Paul Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios, assuming, in each situation, that Mr. Carousso was terminated on December 29, 2007 (and excluding any amounts accrued as of the date of termination).

Post-Termination Benefits

Paul Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$415,307	(5)	$—	$—
Annual Incentive	$—	$—	$132,500	(6)	$—	$—
Stock Options	(3)	(4)	$466,163	(7)	(8)	(8)
Incremental Pension Benefits (1)	$—	$—	$—		$21,011	$469,558
Continuation of Health Benefits (2)	$—	$—	$11,714		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The change in control agreement requires that we continue Mr. Carousso’s group health benefits for 12 months unless he becomes eligible for coverage under comparable benefit plans from any subsequent employer (or provide a cash stipend in an equivalent amount to what we would otherwise pay for Mr. Carousso’s group health continuation). The table reflects the 2008 monthly premium payable by us for group health benefits in which Mr. Carousso and his dependents participated at December 29, 2007, multiplied by 12 months less the then applicable employee contribution.
(3)	No additional options would be vested as of termination. Vested options will terminate without payment.
(4)	No additional options would be vested as of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price.
(5)	Total amount equals the sum of (i) Mr. Carousso’s annual base salary as of December 29, 2007 and (ii) an amount equal to the average bonus rate paid to Mr. Carousso for the two years prior to termination multiplied by Mr. Carousso’s annual base salary as of December 29, 2007, payable over 12 months in equal installments in accordance with our normal payroll practices. For purposes of clarification, the only current written arrangement with respect to severance payments for Mr. Carousso is pursuant to his change in control severance agreement.
(6)	Payable as a lump sum.
(7)	Value calculated is the gain based on $238.20 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 29, 2007) net of exercise prices. Assumes vesting of all performance options.
(8)	No additional options would be vested as of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Mr. Carousso or his estate, subject to put to us at the same spread.

Post-termination Payments—Marie Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios, assuming, in each situation, that Ms. Hlavaty was terminated on December 29, 2007 (and excluding any amounts accrued as of the date of termination).

Post-Termination Benefits

Marie Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$566,247	(5)	$—	$—
Annual Incentive	$—	$—	$181,500	(6)	$—	$—
Stock Options	(3)	(4)	$932,526	(7)	(8)	(8)
Incremental Pension Benefits (1)	$—	$—	$—		$30,923	$540,925
Continuation of Health Benefits (2)	$—	$—	$3,716		$—	$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).

(2)	The change in control agreement requires that we continue Ms. Hlavaty’s group health benefits for 12 months unless she becomes eligible for coverage under comparable benefit plans from any subsequent employer (or provide a cash stipend in an equivalent amount to what we would otherwise pay for Ms. Hlavaty’s group health continuation). The table reflects the 2008 monthly premium payable by us for group health benefits in which Ms. Hlavaty participated at December 29, 2007, multiplied by 12 months less the then applicable employee contribution.
(3)	No additional options would be vested as of termination. Vested options will terminate without payment.
(4)	No additional options would be vested as of termination (other than options vested for the completed fiscal year upon determination of performance targets being met); vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price.
(5)	Total amount equals the sum of (a) Ms. Hlavaty’s annual base salary as of December 29, 2007 and (b) an amount equal to the average bonus rate paid to Ms. Hlavaty for the two years prior to termination multiplied by Ms. Hlavaty’s annual base salary as of December 29, 2007, payable over 12 months in equal installments in accordance with our normal payroll practices. For purposes of clarification, the only current written arrangement with respect to severance payments for Ms. Hlavaty is pursuant to her change in control severance agreement.
(6)	Payable as a lump sum.
(7)	Value calculated is the gain based on $238.20 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 29, 2007) net of exercise prices. Assumes vesting of all performance options.
(8)	No additional options would be vested as of termination for death or disability, vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Ms. Hlavaty or her estate, subject to put to us at the same spread.

Accelerated Vesting of Restricted Stock—John Van Horn

John Van Horn holds 3,000 shares of restricted stock that would vest upon a termination by us without cause, a termination by Mr. Van Horn with good reason, upon a change in control (as defined under the 2004 Plan)(whether or not his employment is terminated) or upon Mr. Van Horn’s disability or death. As of December 29, 2007, none of the shares of restricted stock was vested. If one of the foregoing events had occurred on December 29, 2007, Mr. Van Horn would have become fully vested in the stock with a value of $714,600, based on the fair market value of the stock on such date of $238.20 per share. Under the restricted stock award agreement between us and Mr. Van Horn, “Good reason” means a reduction in Mr. Van Horn’s base salary (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that Mr. Van Horn’s base salary is not reduced by more than 10%), a material reduction in Mr. Van Horn’s duties and responsibilities or a transfer of Mr. Van Horn’s primary workplace by more than fifty miles outside his current workplace. Also under the restricted stock award agreement, termination for “cause” is defined as any of the following:

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

Separation Agreement—Michael L. Bailey

On January 7, 2008, Jostens announced that Michael L. Bailey retired as President and Chief Executive Officer of Jostens effective on that day. In connection with Mr. Bailey’s retirement, we entered into a letter agreement (as amended) which contains the following provisions:

•

For the period commencing January 7, 2008 and ending on June 30, 2009, Mr. Bailey will be employed by Visant as a non-executive, part-time employee, providing such services from time to time reasonably requested by us, subject to the earlier termination of such employment by Mr. Bailey or by us for breach;

•

Under the letter agreement, “breach” includes the following: the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III and their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by Mr. Bailey of any agreement, including engaging in any action in breach of restrictive covenants, which continues beyond ten days after a written demand to cure the breach is delivered by us (to the extent that, in our Board of Directors’ reasonable judgment, the breach can be cured);

•

In consideration of a general release and waiver of claims against Jostens and its affiliates and his obligations under the letter agreement, Mr. Bailey will receive payments in the aggregate amount of $600,000 payable as follows: $500,000 will be paid in equal bi-monthly installments during calendar year 2008 and $100,000 will be paid in equal bi-monthly installments between January 1, 2009 and June 30, 2009, provided that any unpaid payments will be forfeited if Mr. Bailey’s part-time employment is terminated by us for his breach;

•

Mr. Bailey will be eligible to participate in the group medical, dental and vision plans provided to our other employees, at his sole cost and expense, until June 30, 2009 or the earlier termination of his part-time employment by Mr. Bailey for any reason (including death or disability) or by us for his breach;

•

Mr. Bailey, as an employee of Visant, will be permitted to participate in (and become vested under) any other tax-qualified or non-qualified retirement plans in which he participated prior to the effective date of his retirement, other than his SERP, to the extent permitted under the terms of such plans and applicable law;

•

Mr. Bailey will not earn or accrue any additional benefits under his SERP after his termination of employment with Jostens; benefits thereunder will be payable in accordance with the terms of such agreement;

•

All unvested stock options held by Mr. Bailey as of January 7, 2008 expired and were cancelled without payment. All options to purchase Holdings Class A Common Stock vested as of the date of his retirement will remain exercisable through January 1, 2009 subject to and in accordance with the other terms of the agreement. In exchange for the cancellation, on or about January 1, 2009, Holdings will settle the options pursuant to a cashless exercise by Mr. Bailey of his vested options based on the fair market value of the Class A Common Stock underlying the options, less an amount equal to the applicable exercise prices for the options and applicable taxes, and Mr. Bailey will receive the net number of shares of Class A Common Stock (“Option Stock”). The Company will purchase the Option Stock from Mr. Bailey following a holding period at the then fair market value of the stock as of the repurchase date, or upon an earlier change in control. On or about April 1, 2009, Holdings will purchase all shares of Class A Common Stock held by Mr. Bailey at January 7, 2008 at a per share purchase price equal to the fair market value of the Class A Common Stock as of December 31, 2008;

•

For purposes of the restrictive covenants regarding confidential information and non-competition under the previously executed management stockholder’s agreement, in exchange for the agreements and consideration thereunder, Mr. Bailey’s employment will not be deemed to have been terminated until

January 11, 2011, at which time the two-year post-employment period during which the restrictive covenants shall begin to run; and

•

The payments and benefits set forth in the letter agreement shall be offset or reduced, as applicable, by any compensation or benefits Mr. Bailey may receive from other sources. Mr. Bailey will not be able to participate in any bonus, incentive compensation program, retirement, severance, perquisite, fringe benefit or other employee benefit plan or program, except as provided in the letter agreement.

Prior Arrangements with Michael L. Bailey

Michael L. Bailey retired from Jostens on January 7, 2008. The information below is provided to disclose hypothetical payments to Mr. Bailey assuming that Mr. Bailey was terminated on December 29, 2007.

Mr. Bailey was the only named executive officer eligible to participate in the Jostens Executive Severance Plan during 2007. If Mr. Bailey’s employment had been terminated on December 29, 2007 due to qualifying termination or resignation, he would have been entitled to the following under the Executive Severance Plan: an aggregate cash severance amount of $1,375,000, payable periodically on the same basis as his base pay had been paid; the aggregate amount of the reimbursement relating to Jostens’ group medical, dental, vision and life insurance plans, estimated to be $42,076, assuming the monthly premium is the same as the 2008 monthly premium for such coverage throughout the benefit continuation period of 30 months; and the estimated cost of $60,706 for continuing Mr. Bailey’s perquisites for the 30-month severance period, assuming the cost for such perquisites remains the same as applicable on December 29, 2007.

In addition to payments under the Executive Severance Pay Plan set forth above, Mr. Bailey would have been entitled to additional pension plan benefits of (1) $106,536 in connection with a voluntary or involuntary termination on December 29, 2007 representing the net increase in the actuarial present value of accumulated benefits under Plan D and the Jostens Excess ERISA Plan over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table due to the value of early retirement subsidies (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements) or (2) $2,889,286 in connection with a termination on December 29, 2007 due to disability, representing the net increase in the actuarial present value of accumulated benefits under Plan D, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).

As of December 29, 2007, Mr. Bailey held time options that would have immediately become vested and exercisable, and performance options which would have accelerated if certain EBITDA or other performance measures had been satisfied, all upon a change in control. See “—Equity Compensation”. Assuming a change in control were to have taken place on December 29, 2007, Mr. Bailey would have been entitled to a payment of $1,813,278 for the value of accelerated equity awards, calculated as the gain based on $238.20 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of December 29, 2007) net of exercise prices and assuming the vesting of all performance options for fiscal year 2007.

Director Compensation for 2007

Other than George M.C. Fisher, our non-employee directors did not receive any cash compensation for their service as our directors in 2007. We do, however, reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings. The following table provides information regarding all compensation that our directors earned during 2007 for services as non-employee directors in 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Option Awards (3) ($)	All Other Compensation ($)	Total ($)
David F. Burgstahler	$—		$—	$—	$—
Thompson Dean (1)	$—		$—	$—	$—
George M.C. Fisher	$50,000	(2)	$—	$—	$50,000
Alexander Navab	$—		$—	$—	$—
Tagar C. Olsen	$—		$—	$—	$—
Charles P. Pieper	$—		$—	$—	$—

(1)	Mr. Dean resigned from our Board effective January 16, 2007. In connection with his resignation, Mr. Dean’s stock options that were not vested as of the date of resignation were cancelled in accordance with their terms.
(2)	Mr. Fisher receives an annual fee of $50,000, in cash, for serving on our Board. Mr. Fisher’s services as a director, as opposed to that of our other non-employee directors, are not incidental to his employment by our Sponsors.
(3)	As of December 29, 2007, the options granted to our current and former directors were vested and exercisable as to the following number of shares of Holdings’ Class A Common Stock: each of Messrs. Dean, Navab, Olson and Fisher—2,081 shares; and Messrs. Burgstahler and Pieper—3,122 shares. Also, Mr. Joseph Bae, who served as a director until November 2005, has a vested option for 1,041 shares of Holdings’ Class A Common Stock.

Under the 2004 Plan, our directors are eligible to receive stock option grants at the discretion of the Compensation Committee. On March 18, 2005, in consideration of their service as directors, we granted to each of our non-employee directors at the time, options to purchase 3,122 shares of the Class A Common Stock of Holdings. These options vested over three years, with one-third vesting as of the last day of each of fiscal years 2005, 2006 and 2007, subject to becoming immediately exercisable as to 100% of the shares subject to it immediately prior to a change in control (as defined in the 2004 Plan). The options expire following the tenth anniversary of the grant date. The options are not exercisable as to any additional shares following the termination of the service of the director for any reason, and any portion of the option which is unexercisable as of such date is terminated and cancelled without payment therefor. These options are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at fair market value of $96.10401 per share (as determined by the Compensation Committee) on the grant date (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). In the case of Messrs. Navab and Olson, any of the options granted to them which were not vested as of March 31, 2007 were cancelled at their request, without payment or consideration therefor. Mr. Fisher was granted options to purchase 3,122 shares of Holdings’ Class A Common Stock upon becoming a director as of November 2, 2005. Mr. Fisher’s options vest over three years, with one-third vesting as of the first, second and third anniversaries of the grant date. These options were granted at a fair market value of $96.10401 per share (as determined by the Compensation Committee) on the grant date (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). The terms of Mr. Fisher’s options are otherwise the same as the other directors’ options. Mr. Fisher was also given the opportunity to make an equity investment in Holdings upon becoming a director. Mr. Fisher purchased 3,122 shares of Holdings’ Class A Common Stock at a price of $96.10401 per share. These shares are subject to the terms of a stockholders’ agreement and sale participation agreement substantially the same as with equity participants. These shares are currently held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of March 12, 2008 by (1) each person we believe owns beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and current executive officers as a group.

	Class A Voting Common Stock		Class C Voting Common Stock
Holder	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds (2)	2,664,356	43.5%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	43.5%	—		—
David F. Burgstahler (4)(8)	2,667,479	43.5%	—		—
Alexander Navab (2)(8)	2,666,437	43.5%	1	(3)	100.0%
Tagar C. Olson (2)(8)	2,666,437	43.5%	1	(3)	100.0%
Charles P. Pieper (4)(8)	2,667,479	43.5%	—		—
George M.C. Fisher (2)(5)(6)(8)	5,023	*
Marc L. Reisch (7)(8)(10)	145,580	2.3%	—		—
Marie D. Hlavaty (7)(8)	20,291	*	—		—
Paul B. Carousso (7)(8)	10,146	*	—		—
Michael L. Bailey (7)(8)	47,110	*	—		—
John Van Horn (7)(9)	5,203	*	—		—
Directors and officers (10 persons) as a group (2)(4)(5)(6)(7)(8)(9)(10)	5,538,030	90.5%	1	(3)	100.0%

*	Indicates less than one percent.
(1)	The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)

Holdings’ shares shown as beneficially owned by KKR Millennium GP LLC reflect 2,664,356 shares of Holdings’ Class A common stock and one share of Holdings’ Class C common stock owned by Fusion Acquisition LLC. KKR Millennium Fund L.P. is the managing member of Fusion Acquisition LLC. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Jacques Garaialde, Reinhard Gorenflos, Michael M. Calbert and Scott C. Nuttall as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Navab, who is a director of Holdings and Visant, disclaims beneficial ownership of any of the shares beneficially owned by affiliates of KKR. Mr. George M.C. Fisher and Mr. Tagar C. Olson are directors of Holdings and Visant and are a senior advisor and an executive, respectively, of KKR. Messrs. Fisher and Olson disclaim beneficial ownership of any shares beneficially owned by affiliates of KKR. The address of KKR Millennium GP LLC and Messr. Kravis, Raether, Golkin, Navab, Lipschultz, Nuttall, and Olson is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019. The address of Messrs. Roberts, Michelson, Greene and Calbert is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, California 94025. The address of Messrs. Fisher, Huth, Gorenflos and

Garaialde is c/o Kohlberg Kravis Roberts & Co. Ltd., Stirling Square, 7 Carlton Gardens, London SW1Y 5AD, England.
(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of Holdings’ Class C Common Stock, which, together with its shares of Holdings’ Class A Common Stock, provides KKR with approximately 49.1% of Holdings’ voting interest.
(4)	Includes 2,664,357 shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which form a part of CS’s Alternative Capital Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Mr. Charles P. Pieper is a director of Holdings and Visant and an employee of CS’s Alternative Capital Division, of which DLJMBP III is a part, and he does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler was appointed by CS to serve as a director of Holdings and Visant. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership that is an affiliate of Fusion, in less than one percent (1%) of the Class A common stock.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Messr. Bailey is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435. The address for Mr. Van Horn is c/o Lehigh Direct, 1900 South 25th Avenue, Broadview, Illinois 60155.
(8)	Includes shares underlying stock options that are currently exercisable or will become exercisable within 60 days.
(9)	Excludes 3,000 restricted shares of Class A Common Stock granted to John Van Horn in December 2006. These shares are subject to vesting on January 15, 2009 or earlier under certain circumstances. Mr. Van Horn as a record owner of these shares is entitled to all rights of a common stockholder, provided that any cash or in-kind dividends or distributions paid with respect to these restricted shares, which have not vested, shall be withheld by the Company and shall be paid to him only when the restricted shares are fully vested.
(10)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of December 29, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	339,156	$44.90	58,476
2003 Plan	54,712	$30.09	238,968
Equity compensation plans not approved by security holders	—	—	—

Total	393,868	$42.84	297,444

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We paid $3.2 million and 3.1 million as advisory fees to the Sponsors for the years ended December 29, 2007 and December 30, 2006, respectively. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We retain Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. We did not pay amounts to Capstone Consulting for either 2007 or 2006, and we paid $2.1 million in 2005 for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and was granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We from time to time use the services of Merrill Corporation for financial printing. During 2007, we paid Merrill $0.1 million for printing services. During 2006, we paid Merrill $0.3 million for services provided. Also, from time to time we provide printing services to Merrill Corporation. During 2006, we received $0.6 million for services provided to Merrill. DLJMBP has an ownership interest in Merrill. Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan. Further, Mr. Thompson Dean, who served as a member of our Board until January 16, 2007, also served on the board of directors of Merrill while he was a member of our Board.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and CoreTrust shares a portion of such fees with the KKR affiliate. During 2007, we purchased $0.3 million for computer and office supply products through this arrangement.

Transactions with Other Co-Investors and Management

Syndicate Stockholders Agreement

In September 2003, Visant Holding, Visant, DLJMBP III and certain of its affiliated funds (collectively, the “DLJMB Funds”) and certain of the DLJMB Funds’ co-investors entered into a stock purchase and stockholders’ agreement, or the Syndicate Stockholders Agreement, pursuant to which the DLJMB Funds sold to the co-investors shares of: (1) our Class A Common Stock, (2) our Class B Non-Voting Common Stock (which have since been converted into shares of Class A Common Stock) and (3) Visant’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

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

Management Stockholders Agreement

In July 2003, Visant Holding, the DLJMB Funds and certain members of management entered into a stockholders’ agreement that contains certain provisions which, among other things:

•	restrict the ability of the management stockholders to transfer their shares;

•	provide for certain tag-along and drag-along rights;

•	provide certain call and put rights;

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

Other

For a description of the management stockholder’s agreements and sale participation agreements entered into with certain members of management in connection with the Transactions, see matters set forth under Item 11. Executive Compensation.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche (“D&T”) has been engaged as our independent accountants since February 2005. During 2007, the aggregate audit fees billed to us by D&T were $1.1 million. During 2006, the aggregate audit fees billed to us by D&T were $1.8 million. Such fees were for audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

In 2007, the audit-related fees billed to us by D&T were $1.0 million, which related to accounting services. During 2006, the aggregate audit-related fees billed to us by D&T were approximately $0.1 million. The fees primarily related to acquisitions and dispositions and Sarbanes-Oxley internal control requirements.

Tax Fees

In 2007, the aggregate tax fees billed to us by D&T of $0.9 million related to a variety of tax consulting services. During 2006, the aggregate tax fees billed to us by D&T of $0.1 million related to tax return preparation.

All Other Fees

In 2007 and 2006, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically. The Audit Committee approved all audit, audit-related and tax services for the Company performed by D&T in 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Holding Corp. and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(iii)	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(v)	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(b)	Visant Corporation and subsidiaries

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(iii)	Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(v)	Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005

(c)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(27)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(11)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(12)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(22)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corporation and R.R. Donnelley & Sons Company.

2.6(26)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSora, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(19)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(19)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(19)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(19)	By-Laws of Visant Secondary Holding Corp.

3.7(6)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.8(19)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(6)	By-Laws of Visant Corporation.

3.10(16)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(17)	By-Laws of Jostens, Inc.

3.12(15)	Articles of Incorporation of The Lehigh Press, Inc.

3.13(15)	Amended and Restated By-Laws of The Lehigh Press, Inc.

3.14(8)	Certificate of Amendment of Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.)

3.15(9)	By-Laws of AKI, Inc.

3.16(6)	Certificate of Incorporation of IST, Corp.

3.17(6)	By-Laws of IST, Corp.

3.18(24)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Dixon Direct Corp. (f/k/a Dixon Acquisition Corp.)

3.19(24)	By-Laws of Dixon Direct Corp.

3.20(24)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

Exhibit No.	Exhibit Description
3.21(24)	By-Laws of Neff Holding Company.

3.22(24)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.23(24)	Amended Code of Regulations of Neff Motivation, Inc.

3.24(24)	Certificate of Incorporation of Spice Acquisition Corp.

3.25(24)	By-Laws of Spice Acquisition Corp.

4.1(4)	Indenture, dated December 2, 2003, between Visant Holding Corp. and BNY Midwest Trust Company, as trustee.

4.2(4)	Registration Rights Agreement, dated November 25, 2003 among Visant Holding Corp., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.3(6)	Indenture, dated October 4, 2004 among Visant Corporation, the guarantors parties thereto and The Bank of New York, as trustee.

4.4(6)	Exchange and Registration Rights Agreement, dated October 4, 2004, among Visant Corporation, the guarantors parties thereto, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.5(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

4.6(21)	Indenture, dated April 4, 2006, between Visant Holding Corp. and U.S. Bank National Association, as trustee.

4.7(21)	Registration Rights Agreement, dated April 4, 2006, among Visant Holding Corp., Lehman Brothers Inc. and Banc of America Securities LLC.

10.1(6)	Credit Agreement, dated as of October 4, 2004, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, Credit Suisse First Boston, as Sole Lead Arranger and Sole Bookrunner, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Co-Arrangers and Co-Syndication Agents, and certain other lending institutions from time to time parties thereto.

10.2(6)	U.S. Guarantee, dated as of October 4, 2004, among Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.3(6)	Canadian Guarantee, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.4(6)	Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.5(6)	Canadian Security Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.6(6)	Pledge Agreement, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

Exhibit No.	Exhibit Description
10.7(6)	Canadian Pledge Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.8(6)	Trademark Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.9(6)	Patent Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation., the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.10(6)	Copyright Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.11(13)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.12(15)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.13(14)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.14(7)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.15(18)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.16(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.17(2)	Employment Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.18(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.19(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.20(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.21(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.22(10)	Separation Agreement, dated as of July 14, 2004, among Visant Holding Corp., Jostens, Inc. and Robert C. Buhrmaster.*

10.23(5)	Amendment No. 1 and Agreement, dated as of December 21, 2004, to the Credit Agreement dated as of October 4, 2004, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent.

10.24(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.25(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.26(19)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.27(19)	Form of Management Stockholder’s Agreement.*

10.28(19)	Form of Sale Participation Agreement.*

Exhibit No.	Exhibit Description
10.29(19)	Form of Visant Holding Corp. Stock Option Agreement.*

10.30(19)	Form of Jostens, Inc. Stock Option Agreement.*

10.31(15)	Employment Agreement dated as of September 5, 2003 between Von Hoffmann Corporation and John R. DePaul.*

10.32(20)	Amendment No. 1 to Executive Employment Agreement between Von Hoffmann Holdings Inc., Von Hoffmann Corporation and John R. DePaul.*

10.33(20)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.34(20)	Form of Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.35(14)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.36(23)	Form of Amended and Restated Contract entered into with respect to Executive Supplemental Retirement Plan.*

10.37(25)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.38(25)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.39(28)	Separation agreement dated January 7, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.40(28)	Amended and restated separation agreement dated March 20, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.41(28)	Letter agreement dated October 2, 2006 among Visant Corporation, Jostens, Inc. and Tim Larson.*

10.42(28)	Employment Agreement dated as of January 7, 2008 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.43(28)	Letter agreement dated March 20, 2008 among Visant Holding Corp., Visant Corporation and Michael Bailey.*

12.1(28)	Computation of Ratio of Earnings to Fixed Charges.

14.1(19)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

21(28)	Subsidiaries of Visant Holding Corp.

31.1(28)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2(28)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3(28)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4(28)	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(28)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2(28)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3(28)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4(28)	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4 (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4 (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Holding Corp.’s Form S-4 (file no. 333-112055), filed on January 21, 2004.
(5)	Incorporated by reference to Visant Corporation’s Form S-4/A (file no. 333-120386), filed on February 14, 2005.
(6)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(7)	Incorporated by reference to Jostens, Inc.’s Form S-4(file no. 333-45006), filed on September 1, 2000.
(8)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(9)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 16, 2004.
(11)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(12)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(13)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(14)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(15)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(16)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(17)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.
(18)	Incorporated by reference to Jostens, Inc.’s Form 8, dated May 2, 1991.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed April 1, 2005.
(20)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(21)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on April 6, 2006.
(22)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(23)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed March 28, 2007.
(24)	Incorporated by reference to Visant Holding Corp.’s Form S-1 (file no. 333-142680), filed on May 7, 2007.
(25)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(26)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(27)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(28)	Filed herewith.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP. VISANT CORPORATION

Date: March 26, 2008	/s/ MARC L. REISCH
Marc L. Reisch President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: March 26, 2008	/S/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2008	/S/ PAUL B. CAROUSSO Paul B. Carousso	Vice President, Finance (Principal Financial and Accounting Officer)

Date: March 26, 2008	/S/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: March 26, 2008	George M.C. Fisher	Director

Date: March 26, 2008	/S/ ALEXANDER NAVAB Alexander Navab	Director

Date: March 26, 2008	/S/ TAGAR C. OLSON Tagar C. Olson	Director

Date: March 26, 2008	/S/ CHARLES P. PIEPER Charles P. Pieper	Director

I NDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Visant Holding Corp. and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-4

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6

Visant Corporation and subsidiaries:

Report of Independent Registered Public Accounting Firm	F-7

Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-8

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-9

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-10

Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-11

Notes to Consolidated Financial Statements	F-12

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 6 and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 29, 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 26, 2008

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2007	2006	2005
Net sales	$1,270,210	$1,186,604	$1,110,673
Cost of products sold	623,046	587,555	562,135

Gross profit	647,164	599,049	548,538
Selling and administrative expenses	426,740	394,726	389,398
Loss (gain) on disposal of fixed assets	629	(1,212)	(387)
Transaction costs	—	—	1,172
Special charges	2,922	2,446	5,389

Operating income	216,873	203,089	152,966
Interest income	(1,122)	(2,484)	(1,291)
Interest expense	145,126	151,484	126,085

Income before income taxes	72,869	54,089	28,172
Provision for income taxes	29,102	15,675	10,524

Income from continuing operations	43,767	38,414	17,648
Income from discontinued operations, net of tax	110,732	9,561	19,001

Net income	$154,499	$47,975	$36,649

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2007	2006
ASSETS
Cash and cash equivalents	$59,710	$18,778
Accounts receivable, net	138,896	144,681
Inventories, net	103,924	105,333
Salespersons overdrafts, net of allowance of $9,969 and $12,621, respectively	28,730	27,292
Income tax receivable	6,959	—
Prepaid expenses and other current assets	19,346	19,791
Deferred income taxes	12,661	11,850
Current assets of discontinued operations	—	56,649

Total current assets	370,226	384,374

Property, plant and equipment	355,341	305,703
Less accumulated depreciation	(174,230)	(145,122)

Property, plant and equipment, net	181,111	160,581
Goodwill	935,569	919,638
Intangibles, net	515,343	530,669
Deferred financing costs, net	32,666	48,782
Other assets	12,180	13,181
Prepaid pension costs	64,579	—
Long-term assets of discontinued operations	—	265,519

Total assets	$2,111,674	$2,322,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Short-term borrowings	$714	$—
Accounts payable	46,735	56,436
Accrued employee compensation and related taxes	37,245	41,256
Commissions payable	23,468	21,671
Customer deposits	184,461	171,258
Income taxes payable	—	5,550
Interest payable	12,273	13,227
Other accrued liabilities	30,106	23,637
Current liabilities of discontinued operations	—	34,849

Total current liabilities	335,002	367,884

Long-term debt—less current maturities	1,392,107	1,770,657
Deferred income taxes	177,929	175,200
Pension liabilities, net	25,011	21,484
Other noncurrent liabilities	29,748	17,495
Long-term liabilities of discontinued operations	—	6,696

Total liabilities	1,959,797	2,359,416

Mezzanine equity	9,768	9,717

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,975,618 shares and 5,976,659 at December 29, 2007 and December 30, 2006, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at December 29, 2007 and December 30, 2006
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at December 29, 2007 and December 30, 2006	60	60
Additional paid-in-capital	175,894	175,427
Accumulated deficit	(67,013)	(222,993)
Treasury stock	(238)	—
Accumulated other comprehensive income	33,406	1,117

Total stockholders’ equity (deficit)	142,109	(46,389)

Total liabilities and stockholders’ equity (deficit)	$2,111,674	$2,322,744

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2007	2006	2005
Net income	$154,499	$47,975	$36,649
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,732)	(9,561)	(19,001)
Depreciation	37,385	30,961	35,872
Amortization of intangible assets	48,902	49,832	50,904
Amortization of debt discount, premium and deferred financing costs	37,610	30,754	31,646
Other amortization	669	804	774
Deferred income taxes	(21,491)	(27,553)	12,914
Loss (gain) on sale of assets	629	(1,212)	(387)
Stock-based compensation	1,040	236	116
Loss on asset impairments	—	2,341	—
Changes in assets and liabilities:
Accounts receivable	14,548	(10,568)	(12,434)
Inventories	7,510	(5,965)	(3,490)
Salespersons overdrafts	(1,219)	3,321	(696)
Prepaid expenses and other current assets	1,151	(4,903)	(5,631)
Accounts payable and accrued expenses	(16,133)	17,780	(4,487)
Customer deposits	12,351	10,021	6,392
Commissions payable	1,184	2,711	4,443
Income taxes payable	5,022	(4,125)	1,507
Interest payable	(954)	2,833	(1,658)
Other	(7,514)	(8,411)	(7,212)

Net cash provided by operating activities of continuing operations	164,457	127,271	126,221
Net cash (used in) provided by operating activities of discontinued operations	(5,147)	35,355	42,248

Net cash provided by operating activities	159,310	162,626	168,469

Purchases of property, plant and equipment	(56,370)	(51,874)	(28,703)
Proceeds from sale of property and equipment	1,936	10,526	1,289
Acquisition of businesses, net of cash acquired	(58,328)	(55,792)	(22)
Additions to intangibles	(2,224)	—	—
Other investing activities, net	(461)	(413)	(259)

Net cash used in investing activities of continuing operations	(115,447)	(97,553)	(27,695)
Net cash provided by (used in) investing activities of discontinued operations	396,090	44,986	(11,406)

Net cash provided by (used in) investing activities	280,643	(52,567)	(39,101)

Net short-term borrowings (repayments)	714	(11,454)	3,080
Repurchase of common stock and options	(755)	—	—
Principal payments on long-term debt	(400,000)	(100,000)	(203,500)
Proceeds from issuance of long-term debt	—	350,000	—
Proceeds from issuance of common stock	—	—	6,133
Distribution to stockholders	—	(340,700)	—
Debt financing costs	—	(9,719)	(218)
Other financing activities	—	—	920

Net cash used in financing activities of continuing operations	(400,041)	(111,873)	(193,585)
Net cash used in financing activities of discontinued operations	—	—	(108)

Net cash used in financing activities	(400,041)	(111,873)	(193,693)

Effect of exchange rate changes on cash and cash equivalents	1,020	(114)	67

Increase (decrease) in cash and cash equivalents	40,932	(1,928)	(64,258)
Cash and cash equivalents, beginning of period	18,778	20,706	84,964

Cash and cash equivalents, end of period	$59,710	$18,778	$20,706

Supplemental information:
Interest paid	$107,820	$116,376	$94,552
Income taxes paid, net of refunds	$57,031	$55,991	$9,429

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional paid-in capital	Treasury Stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total

	Common shares
In thousands	Number	Amount
Balance—January 1, 2005	5,909	$59	$518,413	$—	$(307,617)	$1,459	$212,314

Net income					36,649		36,649
Cumulative translation adjustment						(859)	(859)

Comprehensive income							35,790
Issuance of common stock and stock-based compensation expense	65	1	6,261				6,262
Tax benefit for equity raising costs			919				919

Balance—December 31, 2005	5,974	$60	$525,593	—	$(270,968)	$600	$255,285

Net income					47,975		47,975
Cumulative translation adjustment						654	654
Minimum pension liability						(137)	(137)

Comprehensive income							48,492
Reclass to mezzanine equity			(9,717)				(9,717)
Distribution to stockholders			(340,700)				(340,700)
Issuance of common stock and stock-based compensation expense	3	—	251				251

Balance—December 30, 2006	5,977	$60	$175,427	—	$(222,993)	$1,117	$(46,389)

Net income					154,499		154,499
Cumulative effect related to FIN 48 adoption					1,481		1,481
Cumulative translation adjustment						(206)	(206)
Repurchase of treasury stock	(1)			(238)			(238)
Minimum pension liability, net						108	108

Comprehensive income							155,644
Reclass to mezzanine equity			(51)				(51)
Reognition of funded status of defined benefit for adoption of SFAS No. 158						32,387	32,387
Stock-based compensation expense			518				518

Balance—December 29, 2007	5,976	$60	$175,894	$(238)	$(67,013)	$33,406	$142,109

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 6 and 14 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 29, 2007.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 26, 2008

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2007	2006	2005
Net sales	$1,270,210	$1,186,604	$1,110,673
Cost of products sold	623,046	587,555	562,135

Gross profit	647,164	599,049	548,538
Selling and administrative expenses	425,521	394,366	389,171
Loss (gain) on disposal of fixed assets	629	(1,212)	(387)
Transaction costs	—	—	1,172
Special charges	2,922	2,446	5,389

Operating income	218,092	203,449	153,193
Interest income	(1,118)	(2,449)	(1,195)
Interest expense	91,303	107,871	108,040

Income before income taxes	127,907	98,027	46,348
Provision for income taxes	49,742	31,214	17,249

Income from continuing operations	78,165	66,813	29,099
Income from discontinued operations, net of tax	110,732	9,561	19,001

Net income	$188,897	$76,374	$48,100

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2007	2006
ASSETS
Cash and cash equivalents	$59,142	$18,043
Accounts receivable, net	138,896	144,681
Inventories, net	103,924	105,333
Salespersons overdrafts, net of allowance of $9,969 and $12,621, respectively	28,730	27,292
Prepaid expenses and other current assets	19,420	20,309
Deferred income taxes	12,661	11,850
Current assets of discontinued operations	—	56,649

Total current assets	362,773	384,157

Property, plant and equipment	355,341	305,703
Less accumulated depreciation	(174,230)	(145,122)

Property, plant and equipment, net	181,111	160,581
Goodwill	935,569	919,638
Intangibles, net	515,343	530,669
Deferred financing costs, net	21,272	35,557
Other assets	12,180	13,181
Prepaid pension costs	64,579	—
Long-term assets of discontinued operations	—	265,519

Total assets	$2,092,827	$2,309,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$714	$—
Accounts payable	46,735	56,436
Accrued employee compensation and related taxes	37,245	41,256
Commissions payable	23,468	21,671
Customer deposits	184,461	171,258
Income taxes payable	1,135	14,764
Interest payable	9,781	10,650
Other accrued liabilities	30,106	23,637
Current liabilities of discontinued operations	—	34,849

Total current liabilities	333,645	374,521

Long-term debt—less current maturities	816,500	1,216,500
Deferred income taxes	206,201	194,925
Pension liabilities, net	25,011	21,484
Other noncurrent liabilities	29,748	17,495
Long-term liabilities of discontinued operations	—	6,696

Total liabilities	1,411,105	1,831,621

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at December 29, 2007 and December 30, 2006	—	—
Common stock $.01 par value; authorized 1,000 shares; issued and outstanding at December 29, 2007 and December 30, 2006	—	—
Additional paid-in-capital	629,973	648,599
Accumulated earnings (deficit)	18,343	(172,035)
Accumulated other comprehensive income	33,406	1,117

	681,722	477,681

Total liabilities and stockholder’s equity	$2,092,827	$2,309,302

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2007	2006	2005
Net income	$188,897	$76,374	$48,100
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(110,732)	(9,561)	(19,001)
Depreciation	37,385	30,961	35,872
Amortization of intangible assets	48,902	49,832	50,904
Amortization of debt discount, premium and deferred financing costs	14,329	9,880	13,603
Other amortization	669	804	774
Deferred income taxes	(12,944)	(20,683)	19,414
Loss (gain) on sale of assets	629	(1,212)	(387)
Loss on asset impairments	—	2,341	—
Changes in assets and liabilities:
Accounts receivable	14,548	(10,568)	(12,434)
Inventories	7,510	(5,965)	(3,490)
Salespersons overdrafts	(1,219)	3,321	(696)
Prepaid expenses and other current assets	1,151	(4,903)	(5,631)
Accounts payable and accrued expenses	(16,133)	17,780	(4,487)
Customer deposits	12,351	10,021	6,392
Commissions payable	1,184	2,711	4,443
Income taxes receivable	3,902	4,543	1,732
Interest payable	(869)	256	(1,658)
Other	(7,070)	(8,822)	(8,233)

Net cash provided by operating activities of continuing operations	182,490	147,110	125,217
Net cash (used in) provided by operating activities of discontinued operations	(5,147)	35,355	42,248

Net cash provided by operating activities	177,343	182,465	167,465

Purchases of property, plant and equipment	(56,370)	(51,874)	(28,703)
Proceeds from sale of property and equipment	1,936	10,526	1,289
Acquisition of businesses, net of cash acquired	(58,328)	(55,792)	(22)
Additions to intangibles	(2,224)	—	—
Other investing activities, net	(461)	(413)	(259)

Net cash used in investing activities of continuing operations	(115,447)	(97,553)	(27,695)
Net cash provided by (used in) investing activities of discontinued operations	396,090	44,986	(11,406)

Net cash provided by (used in) investing activities	280,643	(52,567)	(39,101)

Net short-term borrowings (repayments)	714	(11,454)	3,080
Principal payments on long-term debt	(400,000)	(100,000)	(203,500)
Net proceeds from issuance of common stock to KKR	—	—	9,000
Distribution to stockholders	(18,621)	(20,161)	—
Debt financing costs	—	—	(218)
Other financing activities	—	—	920

Net cash used in financing activities of continuing operations	(417,907)	(131,615)	(190,718)
Net cash used in financing activities of discontinued operations	—	—	(108)

Net cash used in financing activities	(417,907)	(131,615)	(190,826)

Effect of exchange rate changes on cash and cash equivalents	1,020	(114)	67

Increase (decrease) in cash and cash equivalents	41,099	(1,831)	(62,395)
Cash and cash equivalents, beginning of period	18,043	19,874	82,269

Cash and cash equivalents, end of period	$59,142	$18,043	$19,874

Supplemental information:
Interest paid	$77,195	$96,630	$94,552
Income taxes paid, net of refunds	$57,031	$55,991	$9,429

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Common shares
In thousands	Number	Amount
Balance—January 1, 2005	1	$—	$658,826	$(296,509)	$1,459	$363,776

Net income				48,100		48,100
Cumulative translation adjustment					(859)	(859)

Comprehensive income						47,241
Contribution from Visant Holding Corp.			9,013			9,013
Tax benefit for equity raising costs			919			919

Balance—December 31, 2005	1	$—	$668,758	$(248,409)	$600	$420,949

Net income				76,374		76,374
Cumulative translation adjustment					654	654
Minimum pension liability					(137)	(137)

Comprehensive income						76,891
Distribution to Visant Holding Corp.			(20,159)			(20,159)

Balance—December 30, 2006	1	$—	$648,599	$(172,035)	$1,117	$477,681

Net income				188,897		188,897
Cumulative effect of FIN 48 adoption				1,481		1,481
Cumulative translation adjustment					(206)	(206)
Minimum pension liability, net					108	108

Comprehensive income						190,280
Recognition of funded status of defined benefit for adoption of SFAS No. 158					32,387	32,387
Distribution to Visant Holding Corp.			(18,626)			(18,626)

Balance—December 29, 2007	1	$—	$629,973	$18,343	$33,406	$681,722

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Description of Business

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational publishing market segments. The Company was formed through the October 2004 consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. (“Von Hoffmann” including The Lehigh Press, Inc. (“Lehigh”)) and AHC I Acquisition Corp. and its subsidiaries including AKI, Inc. (“Arcade”). Jostens, Arcade and Lehigh are currently integrated into three reportable segments: Scholastic, Memory Book (formerly known as Yearbook) and Marketing and Publishing Services. In 2007, we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

As of December 2006, our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”) were held as assets for sale. On January 3, 2007, we entered into a stock purchase agreement with R.R. Donnelley & Sons Company providing for the sale of the Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. We closed the transaction on May 16, 2007. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented.

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc (“Neff”). Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. Neff operates as a direct subsidiary of Visant under the Neff brand name and its results are reported as part of the Scholastic segment from the date of acquisition.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”). VSI is a supplier in the overhead transparency and book component business. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing Services segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners. Results of Memory Book Acquisition LLC are reported as part of the Memory Book segment from the date of acquisition.

Basis of Presentation

The consolidated financial statements included herein are:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which includes Visant Corporation (Visant); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than interest expense and the related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $225.6 and $204.2 million as of December 29, 2007 and December 30, 2006, respectively, including interest thereon, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The reclassifications are related to discontinued operations and are discussed in Note 5.

Change in Presentation

The presentation of certain prior year amounts have been changed in the consolidated statements of cash flows to conform to the current presentation. In 2006, proceeds from the sale of businesses classified as discontinued operations of $64.1 million had been classified within net cash provided by (used in) investing activities of continuing operations. The Company presents these amounts within the net cash provided by (used in) investing activities of discontinued operations in the accompanying consolidated financial statements.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Selling and Administrative Expenses

Selling and administrative expenses are expensed as incurred. These costs primarily include salaries and related benefits of sales and administrative personnel, sales commissions, amortization of intangibles and professional fees such as audit and consulting fees.

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses include advertising expense of $7.1 million for 2007, $5.6 million for 2006 and $6.0 million for 2005.

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

Derivative Financial Instruments

All derivatives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivatives and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. The Company had no such instruments as of December 29, 2007 and December 30, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share Based Payment (“SFAS No. 123R”), which requires the recognition of compensation expense related to all equity awards granted including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended December 29, 2007 and December 30, 2006, the Company recognized compensation expense related to stock options of approximately $1.0 million and $0.2 million, respectively, which is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreement), to repurchase the common

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

shares from the holder and settle amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of December 29, 2007 and December 30, 2006.

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

Allowance for Salespersons Overdrafts

The Company makes estimates of potentially uncollectible receivables arising from sales representative draws paid in advance of earned commissions. These estimates are based on historical commissions earned and length of service for each sales representative. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation considers historical loss experience, length of time receivables are past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold, which are determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. Obsolescence adjustments are provided as necessary in order to approximate inventories at market value.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except when adjusted to fair value in applying purchase accounting in conjunction with an acquisition or merger. Maintenance and repairs are charged to

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2007 and there were no indications of impairment.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are evaluated in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS No. 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. There were no indicators of impairment for fiscal year 2007.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are delivered.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the current period, the changes in deferred taxes during the year, and the effect of changes in the tax reserve requirements. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2007, 2006 and 2005, the provision for the total net warranty costs are $2.2 million, $2.3 million, and $2.4 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of December 29, 2007 and December 30, 2006.

Recent Accounting Pronouncements

Effective at the beginning of fiscal 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability. The unrecognized tax benefit liability at December 29, 2007 was $8.8 million including $1.7 million of gross interest and penalty accruals. Refer to Note 13, Income Taxes, for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard but would not expect SFAS No. 157 to have a significant impact in the financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

service costs or credits arising during the period but which are not included as components of periodic benefit cost and the measurement of defined benefit plan assets and obligations as of the balance sheet date. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The requirement to measure the plan assets and benefit obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company adopted the balance sheet recognition provisions of SFAS No. 158 as of December 29, 2007, which resulted in an increase to prepaid pension asset of $64.6 million, increase to total liabilities of $32.2 million and increase to stockholders’ equity at December 29, 2007 of $32.4 million, net of taxes. The Company will adopt the change to the measurement date in 2008. See Note 14, Benefit Plans, for further details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impacts and disclosures of this standard but would not expect SFAS No. 159 to have a significant impact in the financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interest (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure of this standard but does not expect to have a significant impact, if any, in the financial statements.

2.	Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed transactions which created a marketing and

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing market segments through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of December 29, 2007, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.0%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.6% of the economic interests. As of December 29, 2007, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.5% of the voting interests and approximately 1.7% of the economic interests of Holdings.

3.	Restructuring Activity and Other Special Charges

For the year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. The net severance costs and related benefits of $1.9 million consisted of $1.7 for Scholastic and $0.2 million for Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for Scholastic and Marketing and Publishing Services segments, respectively.

For the year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the value of the former Jostens corporate buildings, which were later sold, and net $0.1 million of special charges for severance and related benefit costs. The severance costs and related benefits included $0.1 million for Memory Book and $0.1 million for Scholastic. Marketing and Publishing Services incurred $0.2 million of special charges for severance costs and related benefits offset by a reduction of $0.3 million of the restructuring accrual that related to withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations. Additionally, headcount reductions related to these activities totaled five, 13 and four employees for Memory Book, Scholastic and Marketing and Publishing Services, respectively.

Restructuring accruals of $2.1 million as of December 29, 2007 and $1.4 million as of December 30, 2006 are included in other accrued liabilities in the consolidated balance sheets. The accruals as of December 29, 2007 include amounts provided for severance related to reductions in corporate and administrative employees from Jostens and the Marketing and Publishing Services segment.

On a cumulative basis through December 29, 2007, the Company incurred $19.4 million of employee severance costs related to initiatives that began in 2004 (“2004 initiatives”), which affected 439 employees. To date, the Company has paid $17.3 million in cash related to these initiatives.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Changes in the restructuring accruals during fiscal 2007 were as follows:

In thousands	2007 Initiatives	2006 Initiatives	2005 Initiatives	2004 Initiatives	Total
Balance at December 30, 2006	$—	$513	$111	$755	$1,379
Restructuring charges	2,327	(54)	(42)	(295)	1,936
Severance paid	(217)	(416)	(69)	(460)	(1,162)

Balance at December 29, 2007	$2,110	$43	$—	$—	$2,153

The Company expects the majority of the remaining balances to be paid during 2008.

4.	Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”) for approximately $30.5 million in cash, including cash on hand of $3.0 million. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. Results of Neff are reported as part of the Scholastic segment from the date of acquisition.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a supplier in the overhead transparency and book component business. The Company acquired VSI for approximately $25.1 million (including a payment of $1.0 million to be made in 2009). VSI conducts business under the name of Lehigh Milwaukee. Results of VSI are reported as part of the Marketing and Publishing segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners for $6.8 million. Results of Memory Book Acquisition LLC are reported as part of the Memory Book segment from the date of acquisition.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”). The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Neff ,VSI and Publishing Enterprises acquisitions was as follows:

In thousands	December 29, 2007
Current assets	$16,767
Property, plant and equipment	8,997
Intangible assets	24,450
Goodwill	24,131
Long-term assets	131
Current liabilities	(6,612)
Long-term liabilities	(5,672)

$62,192

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In connection with the purchase accounting related to the acquisition of Neff, VSI and Publishing Enterprises, the intangible assets and goodwill approximated $28.0 million, $15.3 million and $5.2 million, respectively, which consisted of:

In thousands	December 29, 2007
Customer relationships	$16,840
Trademarks	6,300
Restrictive covenants	1,310
Goodwill	24,131

$48,581

Customer relationships will be amortized over a ten-year period. The restrictive covenants will be amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff’s operations are reported as part of the Scholastic segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing Services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes. The results of Publishing Enterprises are included in the Memory Book segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial position or cash flows.

5.	Discontinued Operations

During the second quarter of 2006, the Company consummated the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The sale closed on June 30, 2006 and the Company recognized an aggregate $0.2 million net loss on the transaction and aggregate net proceeds of $64.1 million. Accordingly, this business has been reported as discontinued operations for all periods presented.

In May 2007, the Company completed the sale of its Von Hoffmann businesses which had previously been classified as assets held for sale. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses, through the date of sale, are reported as discontinued operations in the consolidated financial statements for all periods presented. The Company recognized net proceeds of $401.8 million and a gain of $97.9 million on the transaction during 2007.

The results of the Jostens Photography and the Von Hoffmann businesses have been reclassified on the consolidated statement of operations and are included in the caption titled “Income from discontinued operations, net of tax.” Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Included in income from discontinued operations in the consolidated statements of operations are the following:

	Twelve months ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005
Net sales from discontinued operations	$109,351	$312,482	$389,500
Pretax income from discontinued operations	20,397	16,204	34,173
Income tax provision from discontinued operations	7,599	6,017	15,172

Net operating income from discontinued operations	12,798	10,187	19,001
Gain (loss) on sale of businesses, net of tax	97,934	(626)	—

Income from discontinued operations, net of tax	$110,732	$9,561	$19,001

The Jostens Photography and Von Hoffmann businesses have been classified in the consolidated balance sheets as discontinued operations. The major classes of assets and liabilities of the discontinued operations are summarized as follows:

In thousands	December 29, 2007	December 30, 2006
Assets:
Accounts receivable, net	$—	$32,338
Inventories, net	—	22,809
Prepaid expenses and other current assets	—	1,502

Total current assets of discontinued operations	—	56,649

Property, plant and equipment, net	—	91,567
Goodwill	—	173,952

Total assets of discontinued operations	$—	$322,168

Liabilities:
Accounts payable	$—	$13,641
Accrued employee compensation and related taxes	—	5,797
Commissions payable	—	456
Customer deposits	—	1,291
Other accrued liabilities	—	13,664

Total current liabilities of discontinued operations	—	34,849

Other noncurrent liabilities	—	6,696

Total liabilities of discontinued operations	$—	$41,545

At December 30, 2006, $1.7 million related to the Jostens Recognition business, which was discontinued in 2001, were included in “current liabilities of discontinued operations” in the consolidated balance sheet. In March 2007, the Company determined that, based on the nature of the liabilities, it is not likely to have any further ongoing obligations with respect to such liabilities, and therefore there are no amounts related to the Jostens Recognition businesses in the accompanying balance sheets as of December 29, 2007.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.	Accumulated Other Comprehensive Income

The following amounts were included in determining accumulated other comprehensive income for the years indicated:

In thousands	Foreign currency translation	Minimum pension liability	Recognition of Funded Status of Defined Benefit Plan upon Adoption of SFAS No. 158	Accumulated other comprehensive income
Balance at January 1, 2005	$1,459	$—	$—	$1,459
Fiscal 2005 period change	(859)	—	—	(859)

Balance at December 31, 2005	600	—	—	600
Fiscal 2006 period change	654	(137)	—	517

Balance at December 30, 2006	1,254	(137)	—	1,117
Fiscal 2007 period change	(206)	108	32,387	32,289

Balance at December 29, 2007	$1,048	$(29)	$32,387	$33,406

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	2007	2006
Trade receivables	$149,080	$154,685
Allowance for doubtful accounts	(3,304)	(2,726)
Allowance for sales returns	(6,880)	(7,278)

Accounts receivable, net	$138,896	$144,681

Net inventories were comprised of the following:

In thousands	2007	2006
Raw materials and supplies	$28,771	$31,814
Work-in-process	37,360	34,142
Finished goods	37,793	39,369

	103,924	105,325
LIFO reserve	—	8

Inventories, net	$103,924	$105,333

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at December 29, 2007 and December 30, 2006 was $26.9 million and $16.4 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.5 million for 2007 and $0.6 million for both 2006 and 2005. The obligations under the consignment agreement are guaranteed by Visant.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	Property, Plant and Equipment

Net property, plant and equipment consisted of:

In thousands	2007	2006
Land	$9,445	$9,204
Buildings	41,553	36,275
Machinery and equipment	259,373	217,991
Capitalized software	29,375	24,499
Transportation equipment	604	1,054
Furniture and fixtures	7,002	6,619
Construction in progress	7,989	10,061

Total property, plant and equipment	355,341	305,703
Less accumulated depreciation and amortization	(174,230)	(145,122)

Property, plant and equipment, net	$181,111	$160,581

Property, plant and equipment are stated at historical cost except when adjusted to fair value in applying purchase accounting in conjunction with an acquisition or merger. Depreciation expense was $37.4 million for 2007, $31.0 million for 2006 and $35.9 million for 2005. Amortization related to capitalized software is included in depreciation expense and totaled $2.7 million for 2007, $2.6 million for 2006 and $5.0 million for 2005.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is as follows:

In thousands	2007	2006
Balance at beginning of period	$919,638	$909,432
Goodwill additions during the period	24,524	15,323
Reduction in goodwill	(8,787)	(5,150)
Currency translation	194	33

Balance at end of period	$935,569	$919,638

Additions to goodwill during the year ended December 29, 2007 primarily relate to goodwill acquired in the acquisition of Neff of approximately $12.5 million, the goodwill acquired in the acquisition of VSI of approximately $6.4 million and the goodwill acquired in the acquisition of certain assets of Publishing Enterprises of approximately $5.2 million. Neff’s results are included in the Scholastic reporting segment from the date of acquisition, VSI’s results are included in the Marketing and Publishing Services reporting segment from the date of acquisition and Memory Book Acquisition LLC’s results are included in the Memory Book reporting segment from the date of acquisition.

A reduction in goodwill of $2.3 million resulted from the adoption of FIN 48 for a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003, and a further reduction in goodwill of $4.3 million related to a settlement of a pre-acquisition tax contingency also in connection with the Jostens merger transaction in July 2003. Additionally, a $2.2 million reduction in goodwill related to the reclassification of a deferred income tax liability in connection with the Jostens merger transaction in July 2003.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 29, 2007, goodwill has been allocated to our reporting segments as follows:

In thousands
Scholastic	$305,438
Memory Book	391,119
Marketing and Publishing Services	239,012

$935,569

Other Intangible Assets

Information regarding other intangible assets as of December 29, 2007 and December 30, 2006 is as follows:

In thousands	Estimated useful life	2007			2006
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(146,034)	$183,966	$330,000	$(113,161)	$216,839
Internally developed software	2 to 5 years	10,700	(10,298)	402	12,200	(10,454)	1,746
Patented/unpatented technology	3 years	19,807	(15,915)	3,892	19,767	(15,109)	4,658
Customer relationships	4 to 40 years	55,514	(13,100)	42,414	36,509	(9,746)	26,763
Other	3 to 10 years	70,090	(35,901)	34,189	61,410	(24,927)	36,483

		486,111	(221,248)	264,863	459,886	(173,397)	286,489
Trademarks	Indefinite	250,480	—	250,480	244,180	—	244,180

		$736,591	$(221,248)	$515,343	$704,066	$(173,397)	$530,669

Intangible asset amortization expense was $48.9 million for 2007, $49.8 million for 2006 and $50.9 million for 2005. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of the end of 2007 is as follows:

(In thousands)
2008	$48,048
2009	43,609
2010	42,550
2011	40,499
2012	38,203
Thereafter	51,954

Total amortization expense	$264,863

Under SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of 2007, and there were no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of 2007 and 2006 totaled approximately $1.2 billion for both periods.

10.	Debt

As of the end of 2007 and 2006, the Company’s debt obligations consisted of the following:

In thousands	2007	2006
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $21,593 at December 29, 2007 and $43,043 at December 30, 2006 with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity—December 2013	$225,607	$204,157
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity—December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 7.19% at December 29, 2007 and 7.37% at December 30, 2006, with semi-annual principal and interest payments through October 1, 2011	316,500	716,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity—October 2012	500,000	500,000

	1,392,107	1,770,657
Borrowings under our revolving credit facility	714	—

	$1,392,821	$1,770,657

Maturities of the Company’s debt, at face value, as of the end of 2007 are as follows:

In thousands
Holdings:
Thereafter	$597,200
Visant:
2008	—
2009	—
2010	—
2011	316,500
2012	500,000
Thereafter	—

Total debt	$1,413,700

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loans A and C for 2006 through mid-2011. With these pre-payments, the outstanding balance under the Term Loan C facility was reduced to $316.5 million. Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed. As of December 29, 2007, there was $15.4 million outstanding in the form of letters of credit and $0.7 million drawn against the revolving credit sub-facility available to our Canadian subsidiary, leaving $233.9 million available under the $250 million revolving credit facility. Visant’s senior secured credit facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities. Restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

Holdings Senior Discount Notes and Senior Notes

On December 2, 2003, the Company issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 2013 in a private placement to a limited number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act for gross proceeds of $150.0 million. On March 8, 2004, the Company completed an offer to exchange the entire principal amount at maturity of these notes for an equal principal amount at maturity of notes with substantially identical terms that had been registered under the Securities Act.

The Holdings discount notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of the Company’s subsidiaries, including its senior secured credit facilities and the Visant senior subordinated notes, and are not guaranteed. No cash interest will accrue on the Holdings discount notes prior to December 1, 2008. Thereafter, cash interest on the Holdings discount notes will accrue and be payable semiannually in arrears on June 1 and December 1 of each year, commencing June 1, 2009, at a rate of 10.25%. The Holdings discount notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million. The accreted value of the Holdings discount notes will increase from the date of issuance until December 1, 2008 at a rate of 10.25% per annum such that on December 1, 2008, the accreted value will equal the stated principal amount at maturity. The Holdings discount notes will mature on December 1, 2013. The Holdings discount notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion is being amortized to interest expense through 2008 and during 2007, 2006 and 2005, the amount of interest expense related to the discount accretion was $21.5 million,$19.9 million and $18.0 million, respectively. As discussed in Note 13, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid. In addition, transaction fees and related costs of $5.7 million associated with the Holdings discount notes were capitalized and are being amortized as interest expense through December 1, 2013.

At the end of the first quarter of 2006, Holdings privately placed $350.0 million of 8.75% Senior Notes (the “Holdings senior notes”) due 2013, with settlement on April 4, 2006. As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs. All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006. The Holdings senior notes are unsecured and are not guaranteed by any of the Company’s subsidiaries and are subordinate in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The Holdings senior notes may be redeemed at the option of Holdings prior to December 1, 2008, in whole or in part, at a price equal to 100% of the principal amount plus a make-whole premium. The senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter. On October 10, 2006, Holdings consummated the exchange offer for all outstanding Holdings’ senior notes privately placed for an equal principal amount of registered notes.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The interest rate per year on the revolving credit facility was initially LIBOR plus 2.50% or ABR plus 1.50% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 2.50% or the Canadian prime rate plus 1.50%) and are subject to adjustment based on pricing grid. The revolving credit facility contains a sub-facility that allows the Company’s Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $250.0 million facility. The revolving credit facility expires on October 4, 2009. At the end of 2007, there was $15.4 million outstanding in the form of letters of credit and $0.7 million drawn against the revolving credit sub-facility available to the Company’s Canadian subsidiary, leaving $233.9 million available under this facility. The Company is obligated to pay commitment fees of 0.50% on the unused portion of this facility. The interest rate on the revolving credit facility and the commitment fee rate are both subject to step-downs determined by reference to a performance test.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 2012 in a private placement to a limited

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

number of qualified institutional buyers, as defined under the Securities Act, and to a limited number of persons outside the United States pursuant to Regulation S of the Securities Act. On March 30, 2005, the Company completed an offer to exchange the entire principal amount of these notes for an equal principal amount of notes with substantially identical terms that had been registered under the Securities Act.

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

As of the end of 2007, the fair value of debt under our credit facilities approximated its carrying value and was estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, the Holdings senior notes and the Visant notes as of the end of 2007 was $213.8 million, $353.5 million and $503.1 million, respectively, and was estimated based on quoted market prices of the respective notes.

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder.

As of December 29, 2007, the Company was in compliance with all covenants under its material debt obligations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. There were no open forward foreign currency exchange contracts at the end of 2007 and 2006.

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense for continuing operations was $7.3 million for 2007, $6.4 million for 2006 and $6.2 million for 2005. Future minimum lease payments under the leases are as follows:

(In thousands)
2008	$5,868
2009	5,075
2010	3,628
2011	3,492
2012	3,087
Thereafter	5,293

Total lease payments	$26,443

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133. The Company did not have any forward contracts at the end of fiscal year 2007.

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

As part of our environmental management program, the Company has been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

site. Jostens has certain ongoing monitoring obligations, however, the Company does not expect the cost of such ongoing monitoring to be material.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to a two year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. We understand that the matter is currently under review by Customs. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company is also a party to other litigation arising in the normal course of business. The Company regularly analyzes current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. The Company does not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

13.	Income Taxes

Holdings files a consolidated federal income tax return which includes Visant and its domestic subsidiaries. Holdings and its subsidiaries file state tax returns on a consolidated or a separate subsidiary basis as required in the applicable jurisdictions.

Holdings

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Holdings consist of:

In thousands	2007	2006	2005
Domestic	$66,511	$45,995	$23,219
Foreign	6,358	8,094	4,953

Income before income taxes	$72,869	$54,089	$28,172

Federal	$39,621	$34,480	$3,119
State	8,822	5,855	3,737
Foreign	2,059	2,927	1,651

Total current income taxes	50,502	43,262	8,507
Deferred	(21,400)	(27,587)	2,017

Provision for income taxes	$29,102	$15,675	$10,524

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2007		2006		2005
Federal tax at statutory rate	$25,504	35.0%	$18,931	35.0%	$9,860	35.0%
State tax, net of federal tax benefit	3,497	4.8%	1,614	3.0%	1,311	4.6%
State deferred tax rate change, net of federal benefit	1,198	1.6%	(2,950)	(5.5%)	—	—
Foreign tax credits (generated) used, net	(1,996)	(2.7%)	957	1.8%	(1,049)	(3.7%)
Foreign earnings repatriation, net	1,926	2.6%	1,679	3.1%	(480)	(1.7%)
Domestic manufacturing deduction	(2,667)	(3.7%)	(1,373)	(2.5%)	(378)	(1.3%)
Increase (decrease) in deferred tax valuation allowance	1,432	2.0%	(2,743)	(5.1%)	850	3.0%
Other differences, net	208	0.3%	(440)	(0.8%)	410	1.5%

Provision for income taxes	$29,102	39.9%	$15,675	29.0%	$10,524	37.4%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2007	2006
Tax depreciation in excess of book	$(11,825)	$(12,023)
Basis difference on property, plant and equipment	(5,430)	(5,530)
Capitalized software development costs	(2,724)	(1,896)
Pension benefits	(42,798)	(24,038)
Basis difference on intangible assets	(180,701)	(188,610)
Other	(3,911)	(4,650)

Deferred tax liabilities	(247,389)	(236,747)

Reserves for accounts receivable and salespersons overdrafts	7,972	8,126
Reserves for employee benefits	16,191	15,790
Other reserves not recognized for tax purposes	4,187	4,135
Foreign tax credit carryforwards	14,833	13,401
Basis difference on pension liabilities	19,128	20,978
Amortization of original issue discount	27,889	19,640
Other	6,754	4,728

Deferred tax assets	96,954	86,798
Valuation allowance	(14,833)	(13,401)

Deferred tax assets, net	82,121	73,397

Net deferred tax liability	$(165,268)	$(163,350)

Visant

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Visant consist of:

In thousands	2007	2006	2005
Domestic	$121,549	$89,933	$41,395
Foreign	6,358	8,094	4,953

Income before income taxes	$127,907	$98,027	$46,348

Federal	$50,761	$42,908	$3,326
State	9,775	6,340	3,755
Foreign	2,059	2,927	1,652

Total current income taxes	62,595	52,175	8,733
Deferred	(12,853)	(20,961)	8,516

Provision for income taxes	$49,742	$31,214	$17,249

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2007		2006		2005
Federal tax at statutory rate	$44,767	35.0%	$34,309	35.0%	$16,222	35.0%
State tax, net of federal tax benefit	4,537	3.5%	2,172	2.2%	1,674	3.6%
State deferred tax rate change, net of federal benefit	1,535	1.2%	(3,347)	(3.4%)	—	—
Foreign tax credits (generated) used, net	(1,996)	(1.5%)	957	1.0%	(1,049)	(2.3%)
Foreign earnings repatriation, net	1,926	1.5%	1,679	1.7%	(480)	(1.0%)
Domestic manufacturing deduction	(2,667)	(2.1%)	(1,373)	(1.4%)	(378)	(0.8%)
Increase (decrease) in deferred tax valuation allowance	1,432	1.1%	(2,743)	(2.8%)	850	1.8%
Other differences, net	208	0.2%	(440)	(0.5%)	410	0.9%

Provision for income taxes	$49,742	38.9%	$31,214	31.8%	$17,249	37.2%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2007	2006
Tax depreciation in excess of book	$(11,825)	$(12,023)
Basis difference on property, plant and equipment	(5,430)	(5,530)
Capitalized software development costs	(2,724)	(1,896)
Pension benefits	(42,798)	(24,038)
Basis difference on intangible assets	(180,701)	(188,610)
Other	(3,824)	(4,509)

Deferred tax liabilities	(247,302)	(236,606)

Reserves for accounts receivable and salespersons overdrafts	7,972	8,126
Reserves for employee benefits	16,191	15,790
Other reserves not recognized for tax purposes	4,187	4,135
Foreign tax credit carryforwards	14,833	13,401
Basis difference on pension liabilities	19,128	20,978
Other	6,284	4,502

Deferred tax assets	68,595	66,932
Valuation allowance	(14,833)	(13,401)

Deferred tax assets, net	53,762	53,531

Net deferred tax liability	$(193,540)	$(183,075)

Effective at the beginning of 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of FIN 48, the Company made a change in accounting principle for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of FIN 48, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of the Company’s unrecognized tax benefit liability.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The unrecognized tax benefit liability at December 31, 2006, the date of the Company’s adoption of FIN 48, was $12.4 million including $1.9 million of gross interest and penalty accruals. In connection with the adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions. These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies under SFAS No. 5, Accounting for Contingencies, to the method prescribed under FIN 48. The adjustment to goodwill related to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003. As of the date of adoption of FIN 48 and as of December 29, 2007, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect the effective tax rate was, respectively, $4.9 million and $5.2 million, excluding gross interest and penalty accruals of $1.9 million and $1.7 million. During 2007, the Company reduced its unrecognized tax benefit liability by $5.5 million because a tax position from 2003 is no longer subject to examination by taxing authorities. Approximately $4.3 million of the decrease reduced goodwill because the tax position related to a pre-acquisition contingency in connection with the Jostens merger transaction in July 2003. Included in the results of operations for 2007 is $0.4 million of net gross tax accruals, $0.1 million of net gross interest and penalty reductions, and $0.2 million of net deferred tax credits. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at December 29, 2007 totaled $8.8 million including interest and penalty accruals of $1.7 million.

The reconciliation of the total gross amount recorded for unrecognized tax benefits at the beginning and end of 2007 for Holdings and Visant is as follows:

In thousands	2007
Balance at December 31, 2006	$10,520
Gross increases—tax positions in prior periods	—
Gross decreases—tax position in prior periods	(391)
Gross increases—current period tax positions	1,635
Settlements	(199)
Lapse of statute of limitations	(4,481)

Balance at December 29, 2007	$7,084

The Company’s income tax filings for 2004 to 2006 are subject to examination in the U.S federal tax jurisdiction. The Internal Revenue Service is examining two pre-acquisition tax filings for one of the Company’s subsidiaries for periods in 2004 and the Company’s tax filing for 2005. The Company is also subject to examination in state and foreign tax jurisdictions for the 2002 to 2006 periods, none of which was individually material. The Company has filed appeals for a Canadian federal examination of tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability.

During 2007, the Company repatriated $5.1 million of earnings from its foreign subsidiaries. In connection with the repatriation, the Company concluded that approximately $10.0 million of undistributed foreign earnings are indefinitely invested in its foreign businesses. At the end of 2007, the Company had foreign tax credit carryforwards totaling $14.8 million of which approximately $11.4 million expire in 2012 and the remaining $3.4 million expire in years 2013 through 2017. For 2007 and 2006, the Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2007 and 2006, the Company adjusted the effective tax rate at which it expects deferred tax assets and liabilities to be realized or settled in the future. The effect of the adjustment for 2007 was to increase income tax expense from continuing operations by $1.2 million and $1.5 million for Holdings and Visant, respectively.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The effect of the adjustment for 2006 was to decrease income tax expense from continuing operations by $2.9 million and $3.3 million for Holdings and Visant, respectively. The change in effective tax rates was required to reflect the effect of the Company’s 2006 and 2005 state income tax returns.

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

As described in Note 5, Discontinued Operations, during 2006 the Company completed the sale of its Jostens Photography businesses, which previously comprised a reportable segment. The tax effects of the sale and the related results of operations have been reported as loss from discontinued operations in 2006.

During 2006, the Canadian subsidiary of Holdings repatriated $31.5 million of earnings attributed primarily to the gain on sale of the Jostens Photography businesses. Another foreign subsidiary of Holdings repatriated $1.6 million of earnings during 2006. The tax effects of the Canadian distribution are reflected in the results from discontinued operations. Foreign tax credit carryforwards and the related valuation allowance are reflected in the continuing operations balance sheet. As a result of the sale of the Jostens Photography businesses, the Company realized approximately $2.1 million of tax benefit attributable to foreign tax credit carryforwards which resulted in a decrease in the Company’s valuation allowance. In connection with the repatriation, the Company concluded that approximately $7.3 million of undistributed foreign earnings are indefinitely invested in its foreign businesses.

During 2006, the Company determined that its $0.7 million valuation allowance for capital loss carryovers was no longer required because the Company generated capital gains in connection with the sale of property used in continuing operations.

During 2005, two foreign subsidiaries of Holdings repatriated a total of $12.6 million of earnings that were eligible for the favorable rate of tax provided under the American Jobs Creation Act of 2004. The benefit of the repatriation in relation to the tax that would otherwise have been payable was approximately $2.7 million. In connection with the repatriation, the Company concluded that approximately $6.0 million of undistributed foreign earnings were indefinitely invested in its foreign businesses. Consistent with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes—Special Areas”, the Company reduced income tax expense from continuing operations by $1.1 million to reverse deferred income taxes that had been accrued at December 2004. The overall tax effect of the repatriation in December 2005, including the effect of reducing accrued deferred income taxes, was to decrease income tax expense from continuing operations by approximately $0.7 million. The overall effect of the repatriation on discontinued operations was to increase income tax expense by approximately $1.2 million

As described in Note 10, Debt, during December 2003, Holdings issued $150 million of senior discount notes due 2013. The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal rate in effect for the month the notes were issued and five percentage points. As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property. Holdings has provided deferred income taxes of approximately $27.9 million on $75.6 million of OID accrued through December 2007.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14.	Benefit Plans

Pension and Other Postretirement Benefits

In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. The following table shows the impact of the implementation on the consolidated statement of financial position on the combined pension, non-qualified and postretirement medical plans.

In thousands	Pre-SFAS No. 158	SFAS No. 158 Adjustment	After SFAS No. 158

Assets
Current assets	$—	$—	$—
Prepaid pension cost	—	64,579	64,579

Total assets	$—	$64,579	$64,579

Liabilities
Other accrued liabilities	$27,788	$2,318	$30,106
Pension liabilities, net	15,956	9,055	25,011
Other noncurrent liability (deferred tax liability)	8,933	20,815	29,748

Total liabilities	$52,677	$32,188	$84,865

Accumulated other comprehensive (loss) income, net of tax	$1,019	$32,387	$33,406

Jostens has noncontributory defined benefit pension plans that cover nearly all employees hired prior to December 31, 2005. The benefits provided under the plans are based on years of service, age eligibility and employee compensation. The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for current salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2007 and January 1, 2008 the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires.

Jostens also provides certain medical benefits for eligible retirees, including their spouses and dependents. Generally, the postretirement benefits require contributions from retirees. Effective January 1, 2006, the retiree medical plan was closed to active employees who were not yet age 50 with at least 10 years of service. Prescription drug coverage for Medicare eligible retirees was also eliminated from the program as of January 1, 2006 in connection with coverage under Medicare Part D. Visant is obligated for certain post-retirement benefits under the employment agreement with its Chief Executive Officer.

Eligible employees from Lehigh participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service and final average compensation. Effective December 31, 2006 the pension plan was closed to hourly nonunion employees hired after December 31, 2006 and benefit accruals were frozen for all salaried nonunion employees.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In addition, Lehigh maintains an unfunded supplemental retirement plan (SERP) for certain key executives of Lehigh. This SERP no longer has any active participants accruing benefits under it. Based on an announcement made prior to holding the Von Hoffmann businesses as discontinued operations, effective January 1, 2007, eligible plant hourly employees from Von Hoffmann’s Jefferson City location employed as of December 31, 2006 were added to the Jostens defined pension plan, Plan C. This closed group of employees began accruing benefits on January 1, 2007. These employees no longer participate in the plan following the disposition of the Von Hoffmann businesses. Lehigh and Arcade also contribute to multi-employer pension plans for certain employees covered by collective bargaining agreements. Contribution amounts are determined by the respective collective bargaining agreement and we do not administer or control the funds in any way.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2007 and 2006 as well as the funded status and amounts both recognized in the balance sheets as of December 29, 2007 and December 30, 2006, for all defined benefit plans combined and retiree welfare plans. The information presented for all the plans is based on a measurement date of September 30. Furthermore, the Jostens plans represent 86% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2007, with benefits for Lehigh representing 14% of the liability and 10% of the assets.

	Pension benefits		Postretirement benefits
In thousands	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of period	$266,389	$266,529	$2,761	$3,607
Service cost	6,410	6,603	12	20
Interest cost	15,611	14,988	154	195
Plan amendments	449	(2,994)	—	42
Actuarial gain	(14,911)	(6,201)	(253)	(809)
Benefit payments and administrative expenses	(13,509)	(12,536)	(296)	(294)

Benefit obligation, end of period	$260,439	$266,389	$2,378	$2,761

Change in plan assets
Fair value of plan assets, beginning of period	$268,545	$255,892	$—	$—
Actual return on plan assets	42,965	23,125	—	—
Company contributions	2,062	2,064	296	294
Benefit payments and administrative expenses	(13,509)	(12,536)	(296)	(294)

Fair value of plan assets, end of period	$300,063	$268,545	$—	$—

Funded status, over-funded plans	$64,579	$28,886	$—	$—
Funded status, under-funded plans	(24,951)	(26,730)	(2,378)	(2,761)

Net funded status	$39,628	$2,156	$(2,378)	$(2,761)

Amounts recognized in the balance sheets:
Non-current assets	$64,579	$9,088	$—	$—
Current liabilities	(1,995)	—	(324)	—
Non-current liabilities	(22,957)	(25,379)	(2,054)	(5,193)

Net pension amounts recognized on Consolidated Balance Sheets	$39,628	$(16,100)	$(2,378)	$(5,193)

Amounts in Accumulated Other Comprehensive Income
Net (gain)/loss	$(45,714)	$—	$377	N/A
Prior service cost (credits)	(4,997)	—	(2,821)	N/A

Other comprehensive income—total	$(50,711)	$—	$(2,444)	N/A

Amortization Expense Expected to be Recognized During Next Fiscal Year
Net (gain)/loss	$(23)	$—	$13	$36
Prior service cost (credits)	(744)	(796)	(277)	(277)

Other comprehensive income—total	$(767)	$(796)	$(264)	$(241)

During 2007, the discount rate assumption changed from 6.00% to 6.50% for the pension plans and from 6.00% to 6.25% for the postretirement plans which resulted in a decrease in liability. Asset returns in 2007 were

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

slightly above assumption, salary increases were lower than expected and retiree medical inflation was lower than expected. The plans’ demographic and asset experience combined with changes in assumptions resulted in a net gain for 2007.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $253.4 million and $257.4 million at the end of 2007 and 2006, respectively. The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2007	2006
Projected benefit obligation	$24,951	$26,730
Accumulated benefit obligation	$23,678	$25,291
Fair value of plan assets	$—	$—

All of the qualified pension plans have fair value in excess of the projected benefit obligation and accumulated benefit obligation as of year-end 2007.

Net periodic benefit (income) expense of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2007	2006
Service cost	$6,410	$6,603
Interest cost	15,612	14,989
Expected return on plan assets	(24,177)	(22,611)
Amortization of prior year service cost	(796)	(478)
Amortization of net actuarial loss	—	3

Net periodic benefit income	$(2,951)	$(1,494)

	Postretirement benefits
In thousands	2007	2006
Service cost	$12	$20
Interest cost	154	194
Amortization of prior year service cost	(277)	(280)
Amortization of net actuarial loss	36	99

Net periodic benefit (income) expense	$(75)	$33

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Discount rate:
Jostens	6.50%	6.00%	6.25%	6.00%
Lehigh	6.50%	6.00%	N/A	N/A
Rate of compensation increase:
Jostens	5.75%	6.30%	N/A	N/A
Lehigh	2.50%	3.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Discount rate:
Jostens	6.00%	5.75%	6.00%	5.75%
Lehigh	6.00%	5.75%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.50%	9.50%	N/A	N/A
Lehigh	9.50%	9.50%	N/A	N/A
Rate of compensation increase:
Jostens	6.30%	6.30%	N/A	N/A
Lehigh	3.00%	3.00%	N/A	N/A

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

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2007	2006
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2008

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2007, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	$123	$(112)

Plan Assets

Our weighted-average asset allocations for the pension plans as of the measurement dates of September 30, 2006 and September 29, 2007, by asset category, are as follows:

Asset Category	2007	2006
Equity securities	80.0%	79.7%
Debt securities	20.0%	19.7%
Real estate	—%	—%
Other	—%	0.6%

Total	100%	100%

As of July 31, 2007 the Company’s pension plan assets were transferred to SEI, a portfolio manager, in order to deploy a modified investment strategy. In October 2007 the assets were reinvested according to the preferred ongoing asset allocation target- 58% equity securities and 42% debt securities. We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations.

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Due to the funded status of the qualified plans, there are no projected contributions for 2007 or 2008. The total contributions include $2.1 million to the nonqualified pension plans and $0.3 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follows:

In thousands	Pension benefits	Postretirement benefits
2008	$13,799	$334
2009	14,479	317
2010	15,189	301
2011	16,070	280
2012	16,853	263
2013 through 2017	99,092	1,061

Total estimated payments	$175,482	$2,556

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans we provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, we have provided discretionary profit sharing contributions and we may do so in the future. The aggregate matching and other contributions for the continuing operations were $5.7 million for 2007, $4.2 million for 2006 and $4.8 million for 2005. The aggregate matching contributions for the discontinued operations 401(k) savings plans that we disposed of were $0.9 million for 2007, $4.7 million for 2006 and $4.7 million for 2005.

On December 15, 2006, we merged the Jostens, Inc. 401(k) Retirement Savings Plan and the Jostens, Inc. Topeka Union 401(k) Pre-Tax Retirement Savings Plan into the Von Hoffmann Corporation and Arcade Marketing, Inc. Retirement Savings Plan and renamed the Plan the Visant 401(k) Retirement Savings Plan. On January 1, 2007, Lehigh salaried, office administrative and newly hired Lehigh Lithographers Division hourly employees became eligible for the Visant 401(k) Retirement Savings Plan. Employees who had been participating in the Lehigh Press, Inc. Investment Opportunity Plan had their account balances transferred to the Visant 401(k) Retirement Savings Plan on December 29, 2006.

On October 1, 2007, the Visant 401(k) Retirement Savings Plan was amended to allow for the participation of individuals employed by Memory Book Acquisition LLC. On December 29, 2007, we merged the Visual Systems, Inc. Profit Sharing & 401(k) Plan into the Visant 401(k) Retirement Savings Plan. In addition on December 29, 2007, we merged the Neff Company 401(k) Plan & Trust into the Lehigh Press Investment Opportunity Plan and renamed the Plan the Lehigh & Neff 401(k) Retirement Savings Plan.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 29, 2007 there were 58,476 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. As of December 29, 2007, there were 255,043 options vested under the 2004 Plan and 84,113 unvested and subject to vesting.

Prior to January 1, 2006, the Company applied the intrinsic method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Since all options previously granted to employees were “at the money”, no compensation cost was reflected in net income (loss). For the year ended

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2005 the Company’s pro forma net income (loss) incorporating the stock-based compensation expense provisions under SFAS No. 123, Share-based Payment, would not have been materially different than reported net income.

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

The Company had granted non-employee awards to the Company’s directors and to certain related parties, as disclosed in Note 18, Related Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2007, 2006 and 2005.

For the year ended December 29, 2007 and December 30, 2006, the Company recognized total compensation expense related to stock options of approximately $1.0 million and $0.2 million, respectively, which is included in selling, general and administrative expenses. For the year ended December 29, 2007, 86,512 options had vested. During the year ended December 29, 2007, no stock options were exercised.

For the year ended December 29, 2007, the Company granted 5,546 options under the 2004 Plan to certain employees of the Company or its subsidiaries. The weighted-average grant date fair value of stock options granted during fiscal 2007 and fiscal 2006 was $40.73 and $33.12, respectively, using the Black-Scholes option pricing model. In accordance with SAB No. 107, Share-Based Payment, as amended by SAB No. 110, the Company employs the simplified method in order to calculate the term that an option is expected to be outstanding. The simplified method is employed as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been outstanding.

The following key assumptions were used to value options issued:

	2007	2006
Expected Life	6.0	6.3
Expected Volatility	29.7%	30.8%
Dividend Yield	—	—
Risk-free Interest Rate	4.6%	4.7%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted- average exercise price
Outstanding at December 30, 2006	397	$41.21
Granted	6	$169.15
Forfeited	(4)	$56.35
Cancelled	(5)	$41.17

Outstanding at December 29, 2007	394	$42.84

Vested or expected to vest at December 29, 2007	394	$42.84

Exercisable at December 29, 2007	310	$39.85

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at December 29, 2007 was approximately 7.5 years.

16.	Business Segments

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary Neff Motivation, Inc. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment. The results of Neff are reported together with the results of Jostens scholastic operations as part of the renamed Scholastic segment.

In May 2007, the Company completed its sale of its Von Hoffmann businesses to R.R. Donnelley & Sons Company pursuant to a Stock Purchase Agreement entered into in January 2007. The Von Hoffmann businesses, which had previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment, had been classified as assets for sale since December 2006. The operations of the Von Hoffmann businesses are reported as discontinued operations in the consolidated financial statements for all periods presented. Refer to Note 5, Discontinued Operations, for further details.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems Inc. VSI is a supplier in the overhead transparency and book component business. VSI does business under the name of Lehigh Milwaukee. Results of VSI are included in the Marketing and Publishing services segment from the date of acquisition.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners. Results of Memory Book Acquisition LLC are reported as part of the Memory Book segment from the date of acquisition.

In 2007 we changed the name of our Yearbook segment to Memory Book to reflect our diversified offering of custom yearbooks, memory books and related products that help people tell their stories and chronicle important events.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Our three reportable segments consist of:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces covers components and overhead transparencies primarily for educational publishers.

Jostens

Jostens provides school-related affinity products and services that help people celebrate important moments, recognize achievements and build affiliation. Jostens’ products and services are predominantly offered to North American high school and college students, through a national network of primarily independent sales representatives and associates.

Jostens’ operations are reported in two segments: a) Scholastic and b) Memory Book.

Scholastic.    Jostens provides services related to the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements and graduation-related accessories. Scholastic serves U.S. high schools, colleges, universities and other specialty markets, marketing and selling scholastic products to students and administrators through independent sales representatives. Jostens provides customer service in the marketing and sale of class rings and certain other graduation products, which often involves customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. The operations of Neff are also included in this segment. Neff provides custom awards and apparel, including chenille letters and letter jackets, to the scholastic market segment.

Memory Book.    Jostens provides services related to the publication, marketing, sale and production of memory books, serving U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers Memory Book products through its OurHubbub.comTM online personal memory book offerings, including under which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events and memories.

Marketing and Publishing Services

The Marketing and Publishing Services segment produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and innovative,

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

highly personalized products primarily targeted to the direct marketing sector. The Marketing and Publishing Services segment is also a producer of supplemental materials and related components such as decorative covers and plastic transparencies for educational publishers. The Marketing and Publishing Services segment offers a portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. The Company also specializes in higher quality in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services. The personalized imaging capabilities offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts. This group also produces components for educational publishers.

The following table presents information of Holdings by business segment:

In thousands	2007	2006	2005
Net sales
Scholastic	$465,439	$437,630	$424,984
Memory Book	372,063	358,687	348,512
Marketing and Publishing Services	434,057	390,396	337,388
Inter-segment eliminations	(1,349)	(109)	(211)

	$1,270,210	$1,186,604	$1,110,673

Operating income
Scholastic	$51,312	$51,189	$27,069
Memory Book	89,108	82,235	66,700
Marketing and Publishing Services	76,453	69,665	59,197

	$216,873	$203,089	$152,966

Interest, net
Scholastic	$54,095	$55,682	$48,224
Memory Book	42,729	45,191	39,351
Marketing and Publishing Services	47,180	48,127	37,219

	$144,004	$149,000	$124,794

Depreciation and Amortization
Scholastic	$26,794	$27,332	$31,121
Memory Book	36,330	35,580	38,757
Marketing and Publishing Services	23,832	18,685	17,672

	$86,956	$81,597	$87,550

Capital expenditures
Scholastic	$10,117	$4,477	$3,941
Memory Book	17,253	27,267	15,435
Marketing and Publishing Services	29,000	20,130	9,327

	$56,370	$51,874	$28,703

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2007	2006
Goodwill
Scholastic	$305,438	$294,240
Memory Book	391,119	393,144
Marketing and Publishing Services	239,012	232,254

	$935,569	$919,638

Intangible assets
Scholastic	$231,251	$231,910
Memory Book	223,265	239,567
Marketing and Publishing Services	60,827	59,192

	$515,343	$530,669

Assets
Scholastic	$804,514	$709,770
Memory Book	793,075	811,352
Marketing and Publishing Services	514,085	479,454

	$2,111,674	$2,000,576

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2007, 2006, and 2005.

The following table presents net sales by class of similar products and certain geographic information:

In thousands	2007	2006	2005
Net sales by classes of similar products
Scholastic	$465,439	$437,630	$424,984
Memory Book	372,063	358,687	348,512
Marketing and Publishing Services	434,057	390,396	337,388
Inter-segment eliminations	(1,349)	(109)	(211)

	$1,270,210	$1,186,604	$1,110,673

Net sales by geographic area
United States	$1,187,204	$1,125,201	$1,046,141
France	17,052	8,760	7,270
Other, primarily Canada	65,954	52,643	57,262

	$1,270,210	$1,186,604	$1,110,673

Net property, plant and equipment and intangible assets by geographic area
United States	$1,630,532	$1,609,773	$1,601,099
Other, primarily Canada	1,491	1,115	1,137

	$1,632,023	$1,610,888	$1,602,236

17.	Common Stock

Holdings’ common stock, $0.01 par value per share, consists of Class A and Class C common stock. Holdings’ charter also authorizes the issuance of non-voting Class B common stock, but currently no such shares

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

18.	Related Party Transactions

Transactions with Sponsors

Stockholders Agreement

In connection with the Transactions, we entered into a stockholders agreement (the “2004 Stockholders Agreement”) with an entity affiliated with KKR and entities affiliated with DLJMBP III (each an “Investor Entity” and together the “Investor Entities”) that provides for, among other things,

•

a right of each of the Investor Entities to designate a certain number of directors to our board of directors for so long as they hold a certain amount of our common stock. KKR and DLJMBP III each has the right to designate up to four directors to our board of directors (and currently three KKR and two DLJMP III designees serve on our board) with our Chief Executive Officer and President, Marc L. Reisch, as chairman;

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We paid $3.2 million, 3.1 million and $3.0 million as advisory fees to the Sponsors for years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

We retain Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. Capstone Consulting did not receive any amounts in either 2007 and 2006, and in 2005 amounts paid totaled $2.1 million for the services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and has been granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Stock Option Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We from time to time use the services of Merrill Corporation for financial printing. During 2007, we paid Merrill $0.1 million for printing services. During 2006, we paid Merrill $0.3 million for services provided. Also, from time to time we provide printing services to Merrill Corporation. During 2006 we received $0.6 million for services provided to Merrill. DLJMBP has an ownership interest in Merrill. Additionally, Mr. John Castro, President and Chief Executive Officer of Merrill, is a former director of Holdings, and retains certain equity in the form of stock options under the 2003 Plan. Further, Mr. Thompson Dean, who served as a member of our Board until January 16, 2007, also served on the board of directors of Merrill while he was a member of our Board.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. A KKR affiliate is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and CoreTrust shares a portion of such fees with the KKR affiliate. During 2007, we purchased $0.3 million for computer and office supply products through this arrangement.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of December 29, 2007 there were 58,476 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.

All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and a sale participation agreement, which together generally provide for the following:

•	transfer restrictions until the fifth anniversary of purchase/ grant, subject to certain exceptions;

•	a right of first refusal by Holdings at any time after the fifth anniversary of purchase but prior to a registered public offering of the Class A Common Stock meeting certain specified criteria;

•

in the event of termination of employment for death or disability (as defined), if prior to the later of the fifth anniversary of the date of purchase/grant and a registered public offering, put rights by the stockholder with respect to Holdings stock and outstanding and exercisable options;

•

in the event of termination of employment other than for death or disability, if prior to the fifth anniversary of the date of purchase/grant, call rights by the Company with respect to Holdings stock and outstanding and exercisable options;

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2007

In Thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,233,445	$63,151	$(26,386)	$1,270,210
Cost of products sold	(10,897)	621,023	39,328	(26,408)	623,046

Gross profit	10,897	612,422	23,823	22	647,164
Selling and administrative expenses	10,174	398,315	17,032		425,521
Loss on sale of assets	—	629	—		629
Special charges	237	2,685	—		2,922

Operating income	486	210,793	6,791	22	218,092
Net interest expense	85,006	81,282	7	(76,110)	90,185

(Loss) income before income taxes	(84,520)	129,511	6,784	76,132	127,907
(Benefit from) provision for income taxes	(3,106)	50,272	2,567	9	49,742

(Loss) income from continuing operations	(81,414)	79,239	4,217	76,123	78,165
Equity (earnings) in subsidiary, net of tax	(95,928)	(4,194)	—	100,122	—
Income (loss) from discontinued operations, net	98,260	12,495	(23)		110,732

Net income	$112,774	$95,928	$4,194	$(23,999)	$188,897

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2006

In Thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,163,949	$43,981	$(21,326)	$1,186,604
Cost of products sold	(4,711)	592,483	21,003	(21,220)	587,555

Gross profit	4,711	571,466	22,978	(106)	599,049
Selling and administrative expenses	4,142	374,512	15,712		394,366
Loss (gain) on sale of assets	68	(1,280)	—		(1,212)
Special charges	—	2,446	—		2,446

Operating income	501	195,788	7,266	(106)	203,449
Net interest expense	99,987	110,629	(116)	(105,078)	105,422

(Loss) income before income taxes	(99,486)	85,159	7,382	104,972	98,027
Provision for income taxes	362	29,557	1,336	(41)	31,214

(Loss) income from continuing operations	(99,848)	55,602	6,046	105,013	66,813
Equity (earnings) in subsidiary, net of tax	(71,042)	(2,426)	—	73,468	—
Income (loss) from discontinued operations, net	167	13,014	(3,620)	—	9,561

Net (loss) income	$(28,639)	$71,042	$2,426	$31,545	$76,374

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2005

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,078,899	$56,759	$(24,985)	$1,110,673
Cost of products sold	(12,454)	564,559	34,961	(24,931)	562,135

Gross profit	12,454	514,340	21,798	(54)	548,538
Selling and administrative expenses	11,249	361,762	16,160	—	389,171
Gain on sale of assets	—	(377)	(10)	—	(387)
Transaction costs	539	633	—	—	1,172
Special charges	—	5,339	50	—	5,389

Operating income	666	146,983	5,598	(54)	153,193
Net interest expense	94,420	113,255	460	(101,290)	106,845

(Loss) income before income taxes	(93,754)	33,728	5,138	101,236	46,348
Provision for (benefit from) income taxes	2,802	14,553	(85)	(21)	17,249

(Loss) income from continuing operations	(96,556)	19,175	5,223	101,257	29,099
Equity (earnings) loss in subsidiary, net of tax	(43,399)	(6,348)	—	49,747	—
Income from discontinued operations, net	—	17,876	1,125	—	19,001

Net (loss) income	$(53,157)	$43,399	$6,348	$51,510	$48,100

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$40,727	$10,815	$7,600	$—	$59,142
Accounts receivable, net	2,119	122,342	14,435	—	138,896
Inventories, net	—	101,879	2,212	(167)	103,924
Salespersons overdrafts, net	—	27,663	1,067		28,730
Prepaid expenses and other current assets	916	17,438	992		19,346
Intercompany receivable (payable)	16,703	61,558	256	(78,443)	74
Deferred income taxes	95	12,566	—	—	12,661

Total current assets	60,560	354,261	26,562	(78,610)	362,773
Property, plant and equipment, net	1,009	179,965	137	—	181,111
Goodwill	—	913,379	22,190	—	935,569
Intangibles, net	—	505,729	9,614	—	515,343
Deferred financing costs, net	21,272	—	—	—	21,272
Intercompany receivable (payable)	691,331	86,542	—	(777,873)	—
Other assets	40	12,061	79		12,180
Investment in subsidiaries	600,186	76,715	—	(676,901)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$714	$—	$714
Accounts payable	2,847	37,518	6,382	(12)	46,735
Accrued employee compensation	6,819	28,312	2,114	—	37,245
Customer deposits	—	177,934	6,527	—	184,461
Commissions payable	—	22,221	1,247	—	23,468
Income taxes payable	1,711	(3,398)	2,887	(65)	1,135
Interest payable	9,742	37	2		9,781
Intercompany payable (receivable)	1,155	78,444	—	(79,599)	—
Other accrued liabilities	2,853	23,810	3,443		30,106

Total current liabilities	25,127	364,878	23,316	(79,676)	333,645
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	155,973	974,657	(41,175)	(1,089,455)	—
Deferred income taxes	(2,310)	208,785	(274)	—	206,201
Pension liabilities, net	67	24,944	—	—	25,011
Other noncurrent liabilities	9,967	19,781	—	—	29,748

Total liabilities	1,005,324	1,593,045	(18,133)	(1,169,131)	1,411,105
Stockholder’s equity	369,074	600,186	76,715	(364,253)	681,722

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2006

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,707	$4,275	$12,061	$—	$18,043
Accounts receivable, net	1,943	128,162	14,576	—	144,681
Inventories, net	—	103,411	2,111	(189)	105,333
Salespersons overdrafts, net	—	26,431	861	—	27,292
Prepaid expenses and other current assets	2,697	15,814	1,280	—	19,791
Intercompany receivable (payable)	36,180	9,881	—	(45,543)	518
Deferred income taxes	(963)	12,738	75	—	11,850
Current assets of discontinued operations	—	56,649	—	—	56,649

Total current assets	41,564	357,361	30,964	(45,732)	384,157
Property, plant and equipment, net	1,279	159,227	75	—	160,581
Goodwill	—	897,642	21,996	—	919,638
Intangibles, net	—	520,713	9,956	—	530,669
Deferred financing costs, net	35,557	—	—	—	35,557
Intercompany receivable (payable)	1,256,090	106,377	—	(1,362,467)	—
Other assets	40	13,065	76	—	13,181
Investment in subsidiaries	489,114	72,521	—	(561,635)	—
Long-term assets of discontinued operations	(80)	265,599	—	—	265,519

	$1,823,564	$2,392,505	$63,067	$(1,969,834)	$2,309,302

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$2,562	$48,249	$5,390	$235	$56,436
Accrued employee compensation	6,759	32,931	1,566	—	41,256
Customer deposits	—	166,250	5,008	—	171,258
Commissions payable	—	20,605	1,066	—	21,671
Income taxes payable	6,100	5,668	3,069	(73)	14,764
Interest payable	9,987	663	—	—	10,650
Intercompany payable (receivable)	17,787	23,242	4,749	(45,778)	—
Other accrued liabilities	2,025	18,497	3,115	—	23,637
Current liabilities of discontinued operations	955	28,301	5,593	—	34,849

Total current liabilities	46,175	344,406	29,556	(45,616)	374,521
Long-term debt, less current maturities	1,216,500	—	—	—	1,216,500
Intercompany payable (receivable)	305,332	1,317,506	(38,874)	(1,583,964)	—
Deferred income taxes	(988)	196,195	(282)	—	194,925
Pension liabilities, net	—	21,484	—	—	21,484
Other noncurrent liabilities	245	17,104	146	—	17,495
Long-term liabilities of discontinued operations	—	6,696	—	—	6,696

Total liabilities	1,567,264	1,903,391	(9,454)	(1,629,580)	1,831,621
Stockholder’s equity	256,300	489,114	72,521	(340,254)	477,681

	$1,823,564	$2,392,505	$63,067	$(1,969,834)	$2,309,302

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$112,774	$95,928	$4,194	$(23,999)	$188,897
Other cash (used in) provided by operating activities	(107,731)	88,619	(9,189)	21,894	(6,407)
Net cash used in discontinued operations	(1,205)	(3,942)	—	—	(5,147)

Net cash provided by (used in) operating activities	3,838	180,605	(4,995)	(2,105)	177,343
Purchases of property, plant and equipment	(31)	(56,273)	(66)	—	(56,370)
Additions to intangibles	—	(2,224)	—	—	(2,224)
Proceeds from sale of property and equipment	—	1,936	—	—	1,936
Acquisition of business, net of cash acquired	(61,361)	3,033	—	—	(58,328)
Other investing activities, net	—	(461)	—	—	(461)
Net cash provided by (used in) discontinued operations	401,781	(5,691)	—	—	396,090

Net cash provided by (used in) investing activities	340,389	(59,680)	(66)	—	280,643
Net short-term borrowings	—	—	714	—	714
Principal payments on long-term debt	(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)	113,414	(115,509)	—	2,095	—
Distribution to stockholder	(18,621)	—	—	—	(18,621)
Other financing activities, net	—	1,144	(1,144)	—	—

Net cash (used in) provided by financing activities	(305,207)	(114,365)	(430)	2,095	(417,907)
Effect of exchange rate changes on cash and cash equivalents	—	(20)	1,030	10	1,020

Increase (decrease) in cash and cash equivalents	39,020	6,540	(4,461)	—	41,099
Cash and cash equivalents, beginning of period	1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period	$40,727	$10,815	$7,600	$—	$59,142

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2006

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(28,639)	$71,042	$2,426	$31,545	$76,374
Other cash provided by operating activities	9,602	74,222	18,003	(31,091)	70,736
Net cash provided by (used in) discontinued operations	1,232	52,932	(18,809)	—	35,355

Net cash (used in) provided by operating activities	(17,805)	198,196	1,620	454	182,465
Purchases of property, plant and equipment	(1,028)	(50,846)	—	—	(51,874)
Proceeds from sale of property and equipment	3	10,523	—	—	10,526
Acquisition of business, net of cash acquired	(54,792)	(1,000)	—	—	(55,792)
Other investing activities, net	—	(413)	—	—	(413)
Net cash (used in) provided by discontinued operations	—	(2,245)	47,231	—	44,986

Net cash (used in) provided by investing activities	(55,817)	(43,981)	47,231	—	(52,567)
Net short-term borrowings	—	414	(11,868)	—	(11,454)
Principal payments on long-term debt	(100,000)	—	—	—	(100,000)
Intercompany payable (receivable)	182,461	(182,007)	—	(454)	—
Distribution to stockholders	(20,161)	—	—	—	(20,161)
Other financing activities, net	—	33,107	(33,107)	—	—

Net cash provided by (used in) financing activities	62,300	(148,486)	(44,975)	(454)	(131,615)
Effect of exchange rate changes on cash and cash equivalents	—	—	(114)	—	(114)

(Decrease) increase in cash and cash equivalents	(11,322)	5,729	3,762	—	(1,831)
Cash and cash equivalents, beginning of period	13,029	(1,454)	8,299	—	19,874

Cash and cash equivalents, end of period	$1,707	$4,275	$12,061	$—	$18,043

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2005

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(53,157)	$43,399	$6,348	$51,510	$48,100
Other cash provided by operating activities	87,703	33,381	7,544	(51,511)	77,117
Net cash provided by discontinued operations	—	38,643	3,605	—	42,248

Net cash provided by operating activities	34,546	115,423	17,497	(1)	167,465
Purchases of property, plant and equipment	(502)	(28,192)	(9)	—	(28,703)
Proceeds from sale of property and equipment	—	1,279	10	—	1,289
Other investing activities, net	—	(259)	(22)	—	(281)
Net cash used in discontinued operations	—	(10,624)	(782)	—	(11,406)

Net cash used in investing activities	(502)	(37,796)	(803)	—	(39,101)
Net short-term borrowings	—	—	3,080	—	3,080
Principal payments on long-term debt	(203,500)	—	—	—	(203,500)
Proceeds from issuance of long-term debt	—	—	—	—	—
Intercompany payable (receivable)	91,619	(91,620)	—	1	—
Net contribution from Visant Holding Corp	9,000	—	—	—	9,000
Debt financing costs	13	(231)	—	—	(218)
Other financing activities, net	920	15,119	(15,119)	—	920
Net cash used in discontinued operations	—	(108)	—	—	(108)

Net cash used in financing activities	(101,948)	(76,840)	(12,039)	1	(190,826)
Effect of exchange rate changes on cash and cash equivalents	—	—	67	—	67

(Decrease) increase in cash and cash equivalents	(67,904)	787	4,722	—	(62,395)
Cash and cash equivalents, beginning of period	80,933	(2,241)	3,577	—	82,269

Cash and cash equivalents, end of period	$13,029	$(1,454)	$8,299	$—	$19,874

20.	Subsequent Event

On February 11, 2008, Visant entered into an Agreement and Plan of Merger with Phoenix Color Corp. (“Phoenix Color”), a leading book component manufacturer. Phoenix Color will operate as a wholly owned subsidiary of Visant upon the closing of the proposed merger. The total purchase consideration is $219.0 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is anticipated to close by the end of the first calendar quarter of 2008.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts

Visant Holding, Corp. and subsidiaries and Visant Corporation and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, January 1, 2005	$3,178	$5,799	$10,861

Charged to expense	1,972	22,247	4,419
Net cash outflows	1,465	22,112	2,763

Balance, December 31, 2005	3,685	5,934	12,517

Charged to expense	1,012	24,512	6,672
Net cash outflows	1,971	23,168	6,568

Balance, December 30, 2006	2,726	7,278	12,621

Charged to expense	1,626	24,281	1,541
Net cash outflows	1,048	24,679	4,193

Balance, December 29, 2007	$3,304	$6,880	$9,969

(1)	Net cash outflows represent uncollectible accounts written off, net of recoveries
(2)	Net cash outflows represent returns processed against reserve