Form 10-Q
period 2008-06-28
VISANT HOLDING CORP; VISANT CORP
filed 2008-08-12
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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
(Incorporated in Delaware)
357 Main Street Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2008, there were 5,979,984 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$567,634	$501,466	$814,674	$757,316
Cost of products sold	251,180	217,776	379,298	345,846

Gross profit	316,454	283,690	435,376	411,470
Selling and administrative expenses	143,203	129,400	248,531	233,142
Loss on disposal of fixed assets	22	229	2	620
Special charges	2,435	(41)	3,886	(41)

Operating income	170,794	154,102	182,957	177,749
Interest expense, net	31,988	42,694	62,261	81,202

Income before income taxes	138,806	111,408	120,696	96,547
Provision for income taxes	54,162	41,436	47,407	36,187

Income from continuing operations	84,644	69,972	73,289	60,360
Income from discontinued operations, net of tax	—	102,529	—	110,902

Net income	$84,644	$172,501	$73,289	$171,262

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	June 28, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$20,092	$59,710
Accounts receivable, net	186,778	138,896
Inventories	92,553	103,924
Salespersons overdrafts, net of allowance of $9,391 and $9,969, respectively	14,589	28,730
Prepaid expenses and other current assets	12,276	19,346
Income tax receivable	—	6,959
Deferred income taxes	14,766	12,661

Total current assets	341,054	370,226

Property, plant and equipment	404,724	355,341
Less accumulated depreciation	(193,686)	(174,230)

Property, plant and equipment, net	211,038	181,111
Goodwill	1,005,995	935,569
Intangibles, net	625,892	515,343
Deferred financing costs, net	28,899	32,666
Other assets	14,291	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,291,748	$2,111,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Book overdrafts	$3,194	$—
Short-term borrowings	104,300	714
Accounts payable	62,633	46,735
Accrued employee compensation and related taxes	40,659	37,245
Commissions payable	45,519	23,468
Customer deposits	67,185	184,461
Income taxes payable	28,088	—
Interest payable	12,096	12,273
Other accrued liabilities	36,354	30,106

Total current liabilities	400,028	335,002

Long-term debt	1,403,663	1,392,107
Deferred income taxes	207,266	177,929
Pension liabilities, net	21,954	25,011
Other noncurrent liabilities	33,653	29,748

Total liabilities	2,066,564	1,959,797

Mezzanine equity	9,611	9,768

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,979,984 and 5,975,618 shares at June 28, 2008 and December 29, 2007
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at June 28, 2008 and December 29, 2007
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at June 28, 2008 and December 29, 2007	60	60
Additional paid-in-capital	175,286	175,894
Retained earnings (accumulated deficit)	6,275	(67,013)
Treasury stock	—	(238)
Accumulated other comprehensive income	33,952	33,406

Total stockholders’ equity	215,573	142,109

Total liabilities and stockholders’ equity	$2,291,748	$2,111,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 28, 2008	June 30, 2007
Net income	$73,289	$171,262
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,902)
Depreciation	21,735	17,779
Amortization of intangible assets	27,677	24,058
Amortization of debt discount, premium and deferred financing costs	15,316	22,931
Other amortization	315	335
Deferred income taxes	5,540	(12,685)
Loss on sale of assets	2	620
Stock-based compensation	282	254
Changes in assets and liabilities:
Accounts receivable	(33,244)	(4,665)
Inventories	15,619	28,443
Salespersons overdrafts	14,112	11,736
Prepaid expenses and other current assets	8,215	7,163
Accounts payable and accrued expenses	10,889	(21,391)
Customer deposits	(117,164)	(108,116)
Commissions payable	22,075	27,297
Income taxes payable/ receivable	35,562	47,907
Interest payable	(177)	(997)
Other	(1,036)	2,228

Net cash provided by operating activities of continuing operations	99,007	103,257
Net cash provided by operating activities of discontinued operations	—	4,588

Net cash provided by operating activities	99,007	107,845

Purchases of property, plant and equipment	(21,868)	(36,002)
Proceeds from sale of property and equipment	138	1,491
Acquisition of businesses, net of cash acquired	(221,422)	(51,749)
Other investing activities, net	(481)	(8)

Net cash used in investing activities of continuing operations	(243,633)	(86,268)
Net cash provided by investing activities of discontinued operations	—	396,090

Net cash (used in) provided by investing activities	(243,633)	309,822

Net book overdrafts	2,253	—
Short-term borrowings	103,586	—
Repurchase of common stock and payments from stock-based awards	(1,258)	—
Principal payments on long-term debt	—	(400,000)

Net cash provided by (used in) financing activities	104,581	(400,000)

Effect of exchange rate changes on cash and cash equivalents	427	394

(Decrease) increase in cash and cash equivalents	(39,618)	18,061
Cash and cash equivalents, beginning of period	59,710	18,778

Cash and cash equivalents, end of period	$20,092	$36,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$567,634	$501,466	$814,674	$757,316
Cost of products sold	251,180	217,776	379,298	345,846

Gross profit	316,454	283,690	435,376	411,470
Selling and administrative expenses	142,960	129,204	248,127	232,761
Loss on disposal of fixed assets	22	229	2	620
Special charges	2,435	(41)	3,886	(41)

Operating income	171,037	154,298	183,361	178,130
Interest expense, net	18,054	29,333	34,495	54,568

Income before income taxes	152,983	124,965	148,866	123,562
Provision for income taxes	58,758	46,160	57,351	45,866

Income from continuing operations	94,225	78,805	91,515	77,696
Income from discontinued operations, net of tax	—	102,529	—	110,902

Net income	$94,225	$181,334	$91,515	$188,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	June 28, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$19,662	$59,142
Accounts receivable, net	186,778	138,896
Inventories	92,553	103,924
Salespersons overdrafts, net of allowance of $9,391 and $9,969, respectively	14,589	28,730
Prepaid expenses and other current assets	12,849	19,420
Deferred income taxes	14,766	12,661

Total current assets	341,197	362,773

Property, plant and equipment	404,724	355,341
Less accumulated depreciation	(193,686)	(174,230)

Property, plant and equipment, net	211,038	181,111
Goodwill	1,005,995	935,569
Intangibles, net	625,892	515,343
Deferred financing costs, net	18,443	21,272
Other assets	14,291	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,281,435	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$3,194	$—
Short-term borrowings	104,300	714
Accounts payable	62,633	46,735
Accrued employee compensation and related taxes	40,659	37,245
Commissions payable	45,519	23,468
Customer deposits	67,185	184,461
Income taxes payable	42,309	1,135
Interest payable	9,646	9,781
Other accrued liabilities	36,354	30,106

Total current liabilities	411,799	333,645

Long-term debt	816,500	816,500
Deferred income taxes	239,803	206,201
Pension liabilities, net	21,954	25,011
Other noncurrent liabilities	33,653	29,748

Total liabilities	1,523,709	1,411,105

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at June 28, 2008 and December 29, 2007	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at June 28, 2008 and December 29, 2007	—	—
Additional paid-in-capital	613,917	629,973
Retained earnings	109,857	18,343
Accumulated other comprehensive income	33,952	33,406

Total stockholder’s equity	757,726	681,722

Total liabilities and stockholder’s equity	$2,281,435	$2,092,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 28, 2008	June 30, 2007
Net income	$91,515	$188,598
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,902)
Depreciation	21,735	17,779
Amortization of intangible assets	27,677	24,058
Amortization of debt discount, premium and deferred financing costs	2,822	11,565
Other amortization	315	335
Deferred income taxes	9,805	(8,892)
Loss on sale of assets	2	620
Changes in assets and liabilities:
Accounts receivable	(33,244)	(4,665)
Inventories	15,619	28,443
Salespersons overdrafts	14,112	11,736
Prepaid expenses and other current assets	8,215	7,163
Accounts payable and accrued expenses	10,889	(21,391)
Customer deposits	(117,164)	(108,116)
Commissions payable	22,075	27,297
Income taxes payable/ receivable	41,241	40,581
Interest payable	(135)	(955)
Other	(1,535)	2,474

Net cash provided by operating activities of continuing operations	113,944	105,728
Net cash provided by operating activities of discontinued operations	—	4,588

Net cash provided by operating activities	113,944	110,316

Purchases of property, plant and equipment	(21,868)	(36,002)
Proceeds from sale of property and equipment	138	1,491
Acquisition of business, net of cash acquired	(221,422)	(51,749)
Other investing activities, net	(481)	(8)

Net cash used in investing activities of continuing operations	(243,633)	(86,268)
Net cash provided by investing activities of discontinued operations	—	396,090

Net cash (used in) provided by investing activities	(243,633)	309,822

Net book overdrafts	2,253	—
Short-term borrowings	103,586	—
Principal payments on long-term debt	—	(400,000)
Distribution to stockholder	(16,057)	(2,552)

Net cash provided by (used in) financing activities	89,782	(402,552)

Effect of exchange rate changes on cash and cash equivalents	427	394

(Decrease) increase in cash and cash equivalents	(39,480)	17,980
Cash and cash equivalents, beginning of period	59,142	18,043

Cash and cash equivalents, end of period	$19,662	$36,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview and Basis of Presentation

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than interest expense and the related income tax effect of certain indebtedness of Holdings. Holdings has 10.25% senior discount notes due 2013, which had an accreted value of $237.2 million and $225.6 million as of June 28, 2008 and December 29, 2007, respectively, and $350.0 million principal amount of 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

Revenue Recognition

The SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 104, Revenue Recognition (“SAB No. 104”), provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. In accordance with SAB No. 104, the Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses includes advertising expense of $1.6 million and $1.1 million for the quarters ended June 28, 2008 and June 30, 2007, respectively. Advertising expense totaled $3.4 million for the six months ended June 28, 2008 and $3.1 million for the six months ended June 30, 2007.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. The total net warranty costs on rings was $1.2 million for each of the quarters ended June 28, 2008 and June 30, 2007. For the six months ended June 28, 2008 and June 30, 2007, the total net warranty costs were $2.4 million and $2.7 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for both June 28, 2008 and December 29, 2007.

Stock-based Compensation

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recognizes compensation expense related to all equity awards granted including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total compensation expense related to stock options of $0.2 million and $0.1 million for the three-month periods ended June 28, 2008 and June 30, 2007, respectively, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.3 million for each of the six-month periods ended June 28, 2008 and June 30, 2007. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

The Company has certain management stockholder agreements which contain a repurchase feature whereby Holdings is obligated, under certain circumstances such as death and disability (as defined in the agreements), to repurchase the common equity from the holder and settle amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheets as of June 28, 2008 and December 29, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS 158 as of December 29, 2007, which resulted in an increase to prepaid pension assets of $64.6 million, an increase to total liabilities of $32.2 million and an increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The change in measurement date provision of SFAS No. 158 is effective for Visant’s fiscal year 2008, and as a result, the Company will adopt this change in measurement date by adjusting ending retained earnings. The Company does not expect the impact of adopting the measurement date provision of SFAS No. 158 to be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which remove certain leasing transactions from SFAS No. 157’s scope and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact to the financial statements as the impact is solely dependent on whether the Company enters into a business combination after December 31, 2008 and the terms of such a transaction.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, in the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company is currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures beginning January 1, 2009 and the application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a significant impact, if any, in the financial statements.

3. The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed the Transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational publishing segments through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of June 28, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings. As of June 28, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.2% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.6% of the economic interest of Holdings.

4. Restructuring Activity and Other Special Charges

During the three months ended June 28, 2008, the Company recorded $2.1 million of restructuring charges. The Marketing and Publishing Services segment recorded charges of $1.2 million related to the closure of the Pennsauken, New Jersey facilities associated with a headcount reduction of approximately 206 employees and $0.3 million related to other special charges in the Marketing and Publishing Services segment. Additionally, the Scholastic and Memory Book segments recorded charges for severance and related benefits of $0.5 million and $0.4 million, respectively. The associated employee headcount reductions were 8 and 23, respectively.

Restructuring charges for the six months ended June 28, 2008 included $1.2 million of costs in the Marketing and Publishing Services segment related to the closure of the Pennsauken, New Jersey facilities, $0.3 million of severance costs reducing headcount by one employee and $0.3 million related to other special charges for the Marketing and Publishing Services segment. Additionally, the Scholastic segment incurred $0.8 million of charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with the headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of its international organization resulting in a total reduction of 29 employees. The Memory Book segment incurred $0.4 million of severance and related benefits costs that reduced headcount by 25 employees.

Restructuring charges for the second quarter and six months ended June 30, 2007 represent a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Memory Book segments.

Restructuring accruals of $3.0 million and $2.1 million as of June 28, 2008 and December 29, 2007, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance related to reductions in corporate and administrative employees from the Scholastic, Memory Book and the Marketing and Publishing Services segments.

On a cumulative basis through June 28, 2008, the Company incurred $23.0 million of employee severance costs related to initiatives during the period from 2004 to June 28, 2008, which affected an aggregate of 700 employees. As of June 28, 2008, the Company had paid $20.0 million in cash related to these initiatives.

Changes in the restructuring accruals during the first six months of 2008 were as follows:

	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total
Balance at December 29, 2007	$—	$2,110	$43	$2,153
Restructuring charges	2,823	758	5	3,586
Severance paid	(504)	(2,162)	(48)	(2,174)

Balance at June 28, 2008	$2,319	$706	$—	$3,025

The Company expects the majority of the remaining severance related to the 2007 and 2008 initiatives to be paid by the end of 2009.

5. Acquisitions

2008 Acquisition

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.7 million in cash, subject to adjustment. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment. None of the goodwill or intangible assets will be amortizable for tax purposes.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Phoenix Color acquisition, subject to adjustment, was as follows:

In thousands	June 28, 2008
Current assets	$38,087
Property, plant and equipment	29,132
Intangible assets	138,267
Goodwill	70,464
Long-term assets	892
Current liabilities	(12,027)
Long-term liabilities	(42,079)

$222,736

In connection with the purchase accounting related to the acquisition of Phoenix Color, the intangible assets and goodwill approximated $208.7 million which consisted of:

In thousands	June 28, 2008
Customer relationships	$104,000
Trademarks	18,000
Restrictive covenants	16,267
Goodwill	70,464

$208,731

Customer relationships are being amortized over a fifteen-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is three years.

This acquisition is not material to the Company’s operations, financial positions or cash flows.

2007 Acquisitions

On March 16, 2007, the Company acquired all of the outstanding capital stock of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”), for approximately $30.5 million in cash, including cash on hand of $3.0 million. Neff is a single source provider of custom award programs and apparel, including chenille letters and letter jackets, to the scholastic market segment.

On June 14, 2007, the Company acquired all of the outstanding capital stock of Visual Systems, Inc. (“VSI”), a supplier in the overhead transparency and book component business. The Company acquired VSI for approximately $25.1 million (including a payment of $1.0 million to be made in 2009). VSI conducts business under the name of Lehigh Milwaukee.

On October 1, 2007, the Company’s wholly owned subsidiary, Memory Book Acquisition LLC, acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated (“Publishing Enterprises”), a producer of school memory books and student planners for $6.8 million.

The acquisitions were accounted for as purchases in accordance with the provisions of SFAS No. 141. The costs of the acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the aggregate purchase price for the Neff, VSI and Publishing Enterprises acquisitions was as follows:

In thousands	June 28, 2008
Current assets	$16,767
Property, plant and equipment	8,997
Intangible assets	24,450
Goodwill	24,142
Long-term assets	131
Current liabilities	(6,612)
Long-term liabilities	(5,672)

$62,203

In connection with the purchase accounting related to the acquisition of Neff, VSI and the Publishing Enterprises assets, the intangible assets and goodwill approximated $28.0 million and $15.3 million and $5.2 million, respectively, which consisted of:

In thousands	June 28, 2008
Customer relationships	$16,840
Trademarks	6,300
Restrictive covenants	1,310
Goodwill	24,142

$48,592

Customer relationships are being amortized over a ten-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff’s operations are reported as part of the Scholastic segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes. The results of Memory Book Acquisition LLC, which acquired substantially all of the Publishing Enterprises assets, are included in the Memory Book segment from the date of acquisition, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, were not material to the Company’s operations, financial positions or cash flows.

6. Discontinued Operations

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), recognizing net proceeds of $401.8 million and a gain on sale of $98.4 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The results of the Von Hoffmann businesses have been reported on the condensed consolidated statement of operations in the caption titled “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

During the second quarter of 2007, net operating income from discontinued operations related to operations of Von Hoffmann business of income of $3.7 million and $0.4 million for the Jostens Photography business, which was sold in second quarter of 2006.

During the six-months ended June 30, 2007, the Company had income from discontinued operations, net of tax, from the Von Hoffmann business of $11.1 million, $0.4 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006 and $1.0 million, net of tax, from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 from the Jostens Recognition business resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

Included in income from discontinued operations in the condensed consolidated statements of operations are the following:

	Three months ended		Six months ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales from discontinued operations	$—	$37,620	$—	$109,351
Pretax income from discontinued operations	—	6,593	—	20,397
Income tax provision from discontinued operations	—	2,494	—	7,925

Net operating income from discontinued operations	—	4,099	—	12,472
Gain on sale of business, net of tax	—	98,430	—	98,430

Income from discontinued operations, net of tax	$—	$102,529	$—	$110,902

7. Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three Months Ended		Six Months Ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$84,644	$172,501	$73,289	$171,262
Change in cumulative translation adjustment	(77)	(179)	785	(121)
Adjustment for net periodic pension cost and postretirement benefit cost, net of tax	(239)	—	(239)	—
Minimum pension liability	—	—	—	(54)

Comprehensive income	$84,328	$172,322	$73,835	$171,087

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three Months Ended		Six Months Ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$94,225	$181,334	$91,515	$188,598
Change in cumulative translation adjustment	(77)	(179)	785	(121)
Adjustment for net periodic pension cost and postretirement benefit cost, net of tax	(239)	—	(239)	—
Minimum pension liability	—	—	—	(54)

Comprehensive income	$93,909	$181,155	$92,061	$188,423

8. Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	June 28, 2008	December 29, 2007
Trade receivables	$203,076	$149,080
Allowance for doubtful accounts	(3,743)	(3,304)
Allowance for sales returns	(12,555)	(6,880)

Accounts receivable, net	$186,778	$138,896

Net inventories were comprised of the following:

In thousands	June 28, 2008	December 29, 2007
Raw materials and supplies	$40,496	$28,771
Work-in-process	31,348	37,360
Finished goods	20,709	37,793

Inventories	$92,553	$103,924

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at June 28, 2008 and December 29, 2007 was $18.2 million and $26.9 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.2 million and $0.1 million for the three months ended June 28, 2008 and June 30, 2007, respectively. The consignment fees expensed for the six months ended June 28, 2008 and June 30, 2007 were $0.4 million and $0.2 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

9. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	June 28, 2008
Balance at beginning of period	$935,569
Goodwill additions during the period	70,497
Currency translation	(71)

Balance at end of period	$1,005,995

Additions to goodwill during the six months ended June 28, 2008 primarily relate to the Phoenix Color acquisition.

As of June 28, 2008, goodwill had been allocated to reporting segments as follows:

In thousands	June 28, 2008
Scholastic	$305,438
Memory Book	391,083
Marketing and Publishing Services	309,474

$1,005,995

Information regarding other intangible assets is as follows:

		June 28, 2008			December 29, 2007
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(162,471)	$167,529	$330,000	$(146,034)	$183,966
Internally developed software	2 to 5 years	10,700	(10,646)	54	10,700	(10,298)	402
Patented/unpatented technology	3 years	19,812	(16,318)	3,494	19,807	(15,915)	3,892
Customer relationships	4 to 40 years	159,514	(17,034)	142,480	55,514	(13,100)	42,414
Other	3 to 10 years	86,288	(42,433)	43,855	70,090	(35,901)	34,189

		606,314	(248,902)	357,412	486,111	(221,248)	264,863
Trademarks	Indefinite	268,480		268,480	250,480	—	250,480

		$874,794	$(248,902)	$625,892	$736,591	$(221,248)	$515,343

Amortization expense related to other intangible assets was $15.3 million and $12.2 million for the three months ended June 28, 2008 and June 30, 2007, respectively. For the six months ended June 28, 2008 and June 30, 2007, amortization expense related to other intangible assets was $27.7 million and $24.1 million, respectively.

Based on intangible assets in service as of June 28, 2008, estimated amortization expense for the remainder of 2008 and each of the five succeeding fiscal years is $29.2 million, $55.4 million, $52.3 million, $49.6 million, $47.3 million and $31.7 million, respectively.

10. Debt

Debt consists of the following:

In thousands	June 28, 2008	December 29, 2007
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $10,037 and $21,593 at June 28, 2008 and December 29, 2007, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual and payable at maturity - December 2013	$237,163	$225,607
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 6.72% at June 28, 2008 and 7.19% at December 29, 2007, with semi-annual principal and interest payments through October 1, 2011	316,500	316,500
Borrowings under our revolving credit facility	104,300	714
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	$1,507,963	$1,392,821

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of June 28, 2008, the Company is not aware of any material noncompliance with financial covenants.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under is term loan C facility for 2007 through mid-2011.

As of June 28, 2008, there was $104.3 million outstanding in the form of short term borrowings under the domestic revolving line of credit under the senior secured credit facilities primarily arising from the acquisition of Phoenix Color, at a weighted average interest rate of 4.3% and an additional $15.4 million outstanding in the form of letters of credit, leaving $130.3 million available under the Visant $250 million revolving credit facility.

11. Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. At June 28, 2008 and June 30, 2007, there were no contracts related to these activities outstanding.

12. Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS No. 133. The Company did not have any forward contracts at June 28, 2008. As of June 30, 2007, the Company had $13.6 million of purchase commitments with delivery dates occurring throughout 2007.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Compliance with such laws and regulations has been more stringent and, accordingly, more costly over time. Also, as an owner and operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing, and other activities that have resulted in environmental conditions that have given rise to liabilities.

As part of our environmental management program, the Company has been involved in environmental remediation on a property formerly owned and operated by Jostens for jewelry manufacturing. In July 2006, the State of Illinois Environmental Protection Agency issued a “No Further Remediation” letter with respect to this site. Although Jostens has certain ongoing monitoring obligations, the Company, however, does not expect the cost of such ongoing monitoring to be material.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices has revealed that during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. We understand that the matter is currently under review by Customs. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, in 2006 Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. In June 2008, at Customs’ request, we extended the waiver for one additional year. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

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

13. Income Taxes

The Company has recorded an income tax provision for the six months ended June 28, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 39.0% and 38.3% for Holdings and Visant, respectively, before consideration of the effect of $0.3 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 39.3% and 38.5% for Holdings and Visant, respectively, for the six-month period ended June 28, 2008. The annual estimated effective tax rates for fiscal year 2008 increased from annual estimates made in the first quarter of 2008 due to the effect in the current quarter of the acquisition of Phoenix Color. Deductible transaction costs in connection with the acquisition had an unfavorable effect on the domestic manufacturing deduction. Tax and interest accruals considered a period expense or benefit also unfavorably affected the tax rate.

For the comparable six-month period ended June 30, 2007, the effective rates of income tax expense for Holdings and Visant were 37.5% and 37.1%, respectively. The effective tax rates for the prior year six-month period were more favorable than the tax rates for the six months ended June 28, 2008 due to more favorable state income tax rates and greater benefit from the domestic manufacturing deduction.

In connection with the acquisition of Phoenix Color, the Company recorded net deferred tax liabilities of approximately $21.7 million. As of the April 1, 2008 date of acquisition, the Company estimates that Phoenix Color had federal net operating loss carryforwards of $32.0 million subject to adjustment for unfiled tax returns for 2007 and the 2008 period prior to acquisition. The net operating loss carryforwards expire in periods beginning in 2019.

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

During the six months ended June 28, 2008, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.2 million consisting of $1.3 million of current income tax expense and $1.1 million of deferred income tax benefit. The Company’s gross unrecognized tax benefit liability is included in other noncurrent liabilities and at June 28, 2008 totaled $10.3 million, including interest and penalty accruals of $2.1 million. At December 29, 2007, the Company’s unrecognized tax benefit liability totaled $8.8 million, including interest and penalty accruals of $1.7 million. The Company’s noncurrent deferred unrecognized income tax asset is included in noncurrent deferred tax liabilities and totaled $1.6 million at June 28, 2008 and $0.5 million at December 29, 2007.

The Company’s income tax filings for 2004 to 2006 are subject to examination in the U.S. federal tax jurisdiction. During the quarter ended March 29, 2008, the Internal Revenue Service (“IRS”) concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004 resulting in only minor adjustments. The IRS continues its audit of the Company’s tax filing for 2005 and has begun to examine the 2006 filing. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2002 to 2006 periods, none of which was individually material. The Company has filed appeals for a Canadian federal examination for tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability.

14. Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$1,399	$1,602	$3	$3
Interest cost	4,124	3,903	34	38
Expected return on plan assets	(6,490)	(6,044)	—	—
Amortization of prior year service cost	(186)	(199)	(69)	(69)
Amortization of net actuarial (gain) loss	(6)	—	3	9

Net periodic benefit income	$(1,159)	$(738)	$(29)	$(19)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
In thousands	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$2,798	$3,204	$6	$6
Interest cost	8,248	7,806	68	76
Expected return on plan assets	(12,980)	(12,088)	—	—
Amortization of prior year service cost	(372)	(398)	(138)	(138)
Amortization of net actuarial (gain) loss	(12)	—	6	18

Net periodic benefit income	$(2,318)	$(1,476)	$(58)	$(38)

As of December 29, 2007, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2008 due to the funded status of the plans. This estimate has not changed as of June 28, 2008. For the six months ended June 28, 2008, the Company did not make any contributions to its qualified pension plans and contributed $1.0 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. These payments to the non-qualified pension and postretirement welfare plans are consistent with the expected amounts disclosed as of December 29, 2007.

15. Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits the Company to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. Pursuant to the 2003 Plan, the maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, the Company established the 2004 Stock Option Plan, which permits the Company to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of June 28, 2008, there were 76,548 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. As of June 28, 2008, there were 247,720 options vested under the 2004 Plan and 68,999 options unvested and subject to vesting.

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

During the quarter ended June 28, 2008, Holdings issued, subject to vesting, a total of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan.

For each of the three-month periods ended June 28, 2008 and June 30, 2007, the Company recognized total compensation expense related to stock options of approximately $0.2 and $0.1 million, respectively, which is included in selling and administrative expense. Stock-based compensation expense totaled $0.3 million for each of the six-month periods ended June 28, 2008 and June 30, 2007.

For the six-month period ended June 28, 2008, no options were granted or cancelled. An aggregate of 8,430 options were exercised by employees in connection with their separation of service, 1,108 options vested and 14,008 options were forfeited in connection with certain employees’ separation of service. For the six-month period ended June 30, 2007, no options were exercised, 5,546 options were granted, 2,195 options were cancelled, 1,509 options vested and 3,291 options were forfeited in connection with certain employees’ separation of service.

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2007	394	$42.84
Exercised	(8)	$39.07
Granted	—	$—
Forfeited	(14)	$39.07
Cancelled	—	$—

Outstanding at June 28, 2008	372	$43.08

Vested or expected to vest at June 28, 2008	372	$43.08

Exercisable at June 28, 2008	302	$40.27

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend of $57.03 declared in April 2006.

The weighted average remaining contractual life of outstanding options at June 28, 2008 was approximately 7.0 years.

16. Business Segments

Our three reportable segments consist of:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and provides innovative products and services to the direct marketing sector. The group also produces book components and overhead transparencies.

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales
Scholastic	$143,625	$136,096	$7,529	5.5%
Memory Book	283,450	264,524	18,926	7.2%
Marketing and Publishing Services	141,039	100,962	40,077	39.7%
Inter-segment eliminations	(480)	(116)	(364)	NM

	$567,634	$501,466	$66,168	13.2%

Operating income
Scholastic	$25,195	$24,978	$217	0.9%
Memory Book	123,452	112,067	11,385	10.2%
Marketing and Publishing Services	22,147	17,057	5,090	29.8%

	$170,794	$154,102	$16,692	10.8%

Depreciation and Amortization
Scholastic	$6,275	$6,295	$(20)	(0.3)%
Memory Book	9,701	9,584	117	1.2%
Marketing and Publishing Services	11,021	5,433	5,588	102.9%

	$26,997	$21,312	$5,685	26.7%

NM = Not meaningful

	Six months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales
Scholastic	$282,647	$276,401	$6,246	2.3%
Memory Book	292,090	272,375	19,715	7.2%
Marketing and Publishing Services	240,844	209,013	31,831	15.2%
Inter-segment eliminations	(907)	(473)	(434)	NM

	$814,674	$757,316	$57,358	7.6%

Operating income
Scholastic	$37,801	$47,470	$(9,669)	(20.4)%
Memory Book	107,390	94,948	12,442	13.1%
Marketing and Publishing Services	37,766	35,331	2,435	6.9%

	$182,957	$177,749	$5,208	2.9%

Depreciation and Amortization
Scholastic	$13,353	$13,215	$138	1.0%
Memory Book	18,614	18,061	553	3.1%
Marketing and Publishing Services	17,760	10,896	6,864	63.0%

	$49,727	$42,172	$7,555	17.9%

NM = Not meaningful

17. Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the management services agreement, during the term thereof, the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company paid $0.9 million and $0.8 million as advisory fees to the Sponsors for the three months ended June 28, 2008 and June 30, 2007, respectively. For the six months ended June 28, 2008 and June 30, 2007, the Company paid $1.7 million and $1.6 million, respectively, as advisory fees to the Sponsors. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

We retain Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. The company paid $0.1 million for the three months ended June 28, 2008 and $0.3 million for the six months ended June 28, 2008 for services provided by them. There were no services rendered or payments made for the second quarter and six months ended June 30, 2007. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and was granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and CoreTrust shares a portion of such fees with the KKR affiliate. For the three and six months ended June 28, 2008, we purchased $0.7 million and $1.3 million, respectively, of computer and office supply products through this arrangement.

18. Condensed Consolidating Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended June 28, 2008

In Thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$553,638	$21,009	$(7,013)	$567,634
Cost of products sold	(4,265)	251,372	11,354	(7,281)	251,180

Gross profit	4,265	302,266	9,655	268	316,454
Selling and administrative expenses	(293)	137,758	5,495	—	142,960
Loss on disposal of fixed assets	—	22	—	—	22
Special charges	—	2,716	(281)	—	2,435

Operating income	4,558	161,770	4,441	268	171,037
Net interest expense	18,853	15,424	38	(16,261)	18,054

(Loss) income before income taxes	(14,295)	146,346	4,403	16,529	152,983
(Benefit from) provision for income taxes	(33)	57,068	1,618	105	58,758

(Loss) income from continuing operations	(14,262)	89,278	2,785	16,424	94,225
Equity (earnings) in subsidiary, net of tax	(92,063)	(2,785)	—	94,848	—

Net income	$77,801	$92,063	$2,785	$(78,424)	$94,225

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended June 30, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$491,270	$18,939	$(8,743)	$501,466
Cost of products sold	(1,975)	218,429	10,268	(8,946)	217,776

Gross profit	1,975	272,841	8,671	203	283,690
Selling and administrative expenses	181	124,586	4,437	—	129,204
Loss on disposal of fixed assets	—	229	—	—	229
Special charges	—	(41)	—	—	(41)

Operating income	1,794	148,067	4,234	203	154,298
Net interest expense	24,750	25,354	56	(20,827)	29,333

(Loss) income before income taxes	(22,956)	122,713	4,178	21,030	124,965
(Benefit from) provision for income taxes	(1,572)	46,215	1,437	80	46,160

(Loss) income from continuing operations	(21,384)	76,498	2,741	20,950	78,805
Equity (earnings) in subsidiary, net of tax	(83,338)	(2,718)	—	86,056	—
Income (loss) from discontinued operations, net	98,430	4,122	(23)	—	102,529

Net income	$160,384	$83,338	$2,718	$(65,106)	$181,334

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended June 28, 2008

In Thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$793,759	$32,209	$(11,294)	$814,674
Cost of products sold	(8,193)	379,392	19,274	(11,175)	379,298

Gross profit	8,193	414,367	12,935	(119)	435,376
Selling and administrative expenses	(304)	239,803	8,628	—	248,127
Loss on disposal of fixed assets	—	2	—	—	2
Special charges	—	3,886	—	—	3,886

Operating income	8,497	170,676	4,307	(119)	183,361
Net interest expense	35,621	29,389	65	(30,580)	34,495

(Loss) income before income taxes	(27,124)	141,287	4,242	30,461	148,866
Provision for income taxes	551	55,312	1,534	(46)	57,351

(Loss) income from continuing operations	(27,675)	85,975	2,708	30,507	91,515
Equity (earnings) in subsidiary, net of tax	(88,683)	(2,708)	—	91,391	—

Net income	$61,008	$88,683	$2,708	$(60,884)	$91,515

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended June 30, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$743,558	$29,304	$(15,546)	$757,316
Cost of products sold	(4,209)	349,014	16,601	(15,560)	345,846

Gross profit	4,209	394,544	12,703	14	411,470
Selling and administrative expenses	(38)	225,348	7,451	—	232,761
Loss on disposal of fixed assets	—	620	—	—	620
Special charges	—	(41)	—	—	(41)

Operating income	4,247	168,617	5,252	14	178,130
Net interest expense	89,360	54,125	72	(88,989)	54,568

(Loss) income before income taxes	(85,113)	114,492	5,180	89,003	123,562
(Benefit from) provision for income taxes	(662)	44,732	1,790	6	45,866

(Loss) income from continuing operations	(84,451)	69,760	3,390	88,997	77,696
Equity (earnings) in subsidiary, net of tax	(85,622)	(3,367)	—	88,989	—
Income (loss) from discontinued operations, net	98,430	12,495	(23)	—	110,902

Net income	$99,601	$85,622	$3,367	$8	$188,598

CONDENSED CONSOLIDATING BALANCE SHEET

June 28, 2008

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$1,172	$9,745	$8,745	$—	$19,662
Accounts receivable, net	1,399	173,709	11,670	—	186,778
Inventories	—	90,149	2,690	(286)	92,553
Salespersons overdrafts, net	—	13,846	743	—	14,589
Prepaid expenses and other current assets	735	10,318	1,223	—	12,276
Intercompany receivable	13,647	66,229	—	(79,303)	573
Deferred income taxes	95	14,671	—	—	14,766

Total current assets	17,048	378,667	25,071	(79,589)	341,197
Property, plant and equipment, net	854	210,080	104	—	211,038
Goodwill	—	983,841	22,154	—	1,005,995
Intangibles, net	—	616,453	9,439	—	625,892
Deferred financing costs, net	18,443	—	—	—	18,443
Intercompany receivable	818,031	198,924	177	(1,017,132)	—
Other assets	40	14,163	88	—	14,291
Investment in subsidiaries	830,866	—	—	(830,866)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,685,282	$2,466,707	$57,033	$(1,927,587)	$2,281,435

LIABILITIES AND STOCKHOLDER’S EQUITY
Book overdrafts	$—	$3,194	$—	$—	$3,194
Short-term borrowings	104,300	—	—	—	104,300
Accounts payable	4,925	49,945	7,762	1	62,633
Accrued employee compensation	9,253	29,429	1,977	—	40,659
Customer deposits	—	63,014	4,171	—	67,185
Commissions payable	—	44,549	970	—	45,519
Income taxes payable	(15,481)	54,622	3,279	(111)	42,309
Interest payable	9,616	30	—	—	9,646
Intercompany payable	726	78,578	—	(79,304)	—
Other accrued liabilities	3,361	32,058	935	—	36,354

Total current liabilities	116,700	355,419	19,094	(79,414)	411,799
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	310,903	1,153,352	(41,219)	(1,423,036)	—
Deferred income taxes	1,050	239,018	(265)	—	239,803
Pension liabilities, net	(1,495)	23,449	—	—	21,954
Other noncurrent liabilities	11,542	22,111	—	—	33,653

Total liabilities	1,255,200	1,793,349	(22,390)	(1,502,450)	1,523,709
Stockholder’s equity	430,082	673,358	79,423	(425,137)	757,726

	$1,685,282	$2,466,707	$57,033	$(1,927,587)	$2,281,435

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$40,727	$10,815	$7,600	$—	$59,142
Accounts receivable, net	2,119	122,342	14,435	—	138,896
Inventories	—	101,879	2,212	(167)	103,924
Salespersons overdrafts, net	—	27,663	1,067	—	28,730
Prepaid expenses and other current assets	916	17,438	992	—	19,346
Intercompany receivable	16,703	61,558	256	(78,443)	74
Deferred income taxes	95	12,566	—	—	12,661

Total current assets	60,560	354,261	26,562	(78,610)	362,773
Property, plant and equipment, net	1,009	179,965	137	—	181,111
Goodwill	—	913,379	22,190	—	935,569
Intangibles, net	—	505,729	9,614	—	515,343
Deferred financing costs, net	21,272	—	—	—	21,272
Intercompany receivable	691,331	86,542	—	(777,873)	—
Other assets	40	12,061	79	—	12,180
Investment in subsidiaries	600,186	76,715	—	(676,901)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$—	$714	$—	$714
Accounts payable	2,847	37,518	6,382	(12)	46,735
Accrued employee compensation	6,819	28,312	2,114	—	37,245
Customer deposits	—	177,934	6,527	—	184,461
Commissions payable	—	22,221	1,247	—	23,468
Income taxes payable	1,711	(3,398)	2,887	(65)	1,135
Interest payable	9,742	37	2	—	9,781
Intercompany payable	1,155	78,444	—	(79,599)	—
Other accrued liabilities	2,853	23,810	3,443	—	30,106

Total current liabilities	25,127	364,878	23,316	(79,676)	333,645
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable (receivable)	155,973	974,657	(41,175)	(1,089,455)	—
Deferred income taxes	(2,310)	208,785	(274)	—	206,201
Pension liabilities	67	24,944	—	—	25,011
Other noncurrent liabilities	9,967	19,781	—	—	29,748

Total liabilities	1,005,324	1,593,045	(18,133)	(1,169,131)	1,411,105
Stockholder’s equity	369,074	600,186	76,715	(364,253)	681,722

	$1,374,398	$2,193,231	$58,582	$(1,533,384)	$2,092,827

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 28, 2008

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$61,008	$88,683	$2,708	$(60,884)	$91,515
Other cash used in operating activities	(47,892)	9,545	(1,275)	62,051	22,429

Net cash provided by operating activities	13,116	98,228	1,433	1,167	113,944
Purchases of property, plant and equipment	1	(21,889)	20	—	(21,868)
Proceeds from sale of property and equipment	—	138	—	—	138
Acquisition of business, net of cash acquired	(222,771)	1,349	—	—	(221,422)
Other investing activities, net	—	(481)	—	—	(481)

Net cash (used in) provided by investing activities	(222,770)	(20,883)	20	—	(243,633)
Book overdrafts	—	2,253	—	—	2,253
Short-term borrowings	104,300	—	(714)	—	103,586
Intercompany payable (receivable)	81,856	(80,689)	—	(1,167)	—
Distribution to stockholders	(16,057)	—	—	—	(16,057)

Net cash provided by (used in) financing activities	170,099	(78,436)	(714)	(1,167)	89,782
Effect of exchange rate changes on cash and cash equivalents	—	21	406	—	427

(Decrease) increase in cash and cash equivalents	(39,555)	(1,070)	1,145	—	(39,480)
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$1,172	$9,745	$8,745	$—	$19,662

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30, 2007

	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$99,601	$85,622	$3,367	$8	$188,598
Other cash used in operating activities	(84,988)	6,100	(3,910)	(72)	(82,870)
Net cash provided by (used in) discontinued operations	8,485	(3,874)	(23)	—	4,588

Net cash provided by (used in) operating activities	23,098	87,848	(566)	(64)	110,316
Purchases of property, plant and equipment	(19)	(35,916)	(67)	—	(36,002)
Proceeds from sale of property and equipment	—	1,491	—	—	1,491
Acquisition of business, net of cash acquired	(54,846)	3,033	—	64	(51,749)
Other investing activities, net	—	(8)	—	—	(8)
Net cash provided by (used in) discontinued operations	401,781	(5,691)	—	—	396,090

Net cash provided by (used in) investing activities	346,916	(37,091)	(67)	64	309,822
Principal payments on long-term debt	(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)	52,725	(52,725)	—	—	—
Distribution to stockholders	(2,552)	—	—	—	(2,552)

Net cash used in financing activities	(349,827)	(52,725)	—	—	(402,552)
Effect of exchange rate changes on cash and cash equivalents	—	(4)	398	—	394

Increase (decrease) in cash and cash equivalents	20,187	(1,972)	(235)	—	17,980
Cash and cash equivalents, beginning of period	1,707	4,276	12,060	—	18,043

Cash and cash equivalents, end of period	$21,894	$2,304	$11,825	$—	$36,023

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant, except for interest and the related income tax effect of certain indebtedness of Holdings. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by the use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness;

•	our inability to implement our business strategy and achieve anticipated cost savings in a timely and effective manner;

•	competition from other companies;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	our reliance on numerous complex information systems;

•	the reliance of our businesses on limited production facilities;

•	the amount of capital expenditures required at our businesses;

•	labor disturbances;

•	environmental regulations;

•	foreign currency fluctuations and foreign exchange rates;

•	the outcome of litigation;

•	our dependency on the sale of school textbooks;

•	control by our stockholders;

•	Jostens’ reliance on independent sales representatives;

•	the failure of our sampling systems to comply with U.S. postal regulations;

•	levels of customers’ advertising spending, including as may be impacted by economic factors;

•	changes in book-buying habits; and

•	the textbook adoption cycle and levels of government funding for education spending.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

In May 2007, we completed the sale of our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The operations of the Von Hoffmann businesses were reported as discontinued operations in the consolidated financial statements for all periods presented.

During 2007, we expanded our business with the acquisitions of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”), Visual Systems, Inc. (“VSI”) and Publishing Enterprises, Incorporated (“Publishing Enterprises”). Neff, a single source provider of custom award programs and apparel, including chenille letters and letter jackets, was acquired on March 16, 2007, and its results are included in the Scholastic segment as of such date. VSI, a supplier in the overhead transparency and book component business, was acquired on June 14, 2007, and its results are included in the Marketing and Publishing Services segment as of such date. Publishing Enterprises, a producer of school memory books and student planners, was acquired on October 1, 2007, and its results are included in the Memory Book segment as of such date.

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.7 million in cash, subject to adjustment. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment.

Our three reportable segments as of June 28, 2008 were:

•

Scholastic—provides services related to the marketing, sale and production of class rings and an array of graduation products and other scholastic products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services related to the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—produces multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care market segments, and produces innovative products and services to the direct marketing sector. The group also produces book components and overhead transparencies.

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

We continue to experience more limited visibility to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and general market conditions affecting the timing of decisions and the extent of advertising spending by our customers. We believe these conditions may negatively affect the level of spending by our customers in our Marketing and Publishing Services segment. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix from gold to lesser priced metals in the first half of 2008 which we believe was attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate the trends we saw in the first half in jewelry volume, metal mix and price will continue in the fall of 2008.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity products, direct marketing, fragrance and cosmetics sampling and educational publishing segments through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of August 4, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of August 4, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.2% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.6% of the economic interest of Holdings.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of annual financial statements, the most significant of which relate to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate. Those components are re-evaluated each interim period and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS 158 as of December 29, 2007, which resulted in an increase to prepaid pension assets of $64.6 million, an increase to total liabilities of $32.2 million and an increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The change in measurement date provision of SFAS No. 158 is effective for Visant’s fiscal year 2008, and as a result, the Company will adopt this change in measurement date by adjusting ending retained earnings. The Company does not expect the impact of adopting the measurement date provision of SFAS No. 158 to be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which remove certain leasing transactions from SFAS No. 157’s scope and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs for acquisition accounting; and change accounting practices from acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact to the financial statements as the impact is solely dependent on whether the Company enters into a business combination after December 31, 2008 and the terms of such a transaction.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, among other things, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a significant impact, if any, in the financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company is currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures beginning January 1, 2009 and the application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a significant impact, if any, in the financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended June 28, 2008 and June 30, 2007.

	Three months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales	$567,634	$501,466	$66,168	13.2%
Cost of products sold	251,180	217,776	33,404	15.3%

Gross profit	316,454	283,690	32,764	11.5%
% of net sales	55.7%	56.6%
Selling and administrative expenses	143,203	129,400	13,803	10.7%
% of net sales	25.2%	25.8%
Loss on disposal of fixed assets	22	229	(207)	NM
Special charges	2,435	(41)	2,476	NM

Operating income	170,794	154,102	16,692	10.8%
% of net sales	30.1%	30.7%
Interest expense, net	31,988	42,694	(10,706)	(25.1)%

Income before income taxes	138,806	111,408	27,398
Provision for income taxes	54,162	41,436	12,726	30.7%

Income from continuing operations	84,644	69,972	14,672	21.0%
Income from discontinued operations, net of tax	—	102,529	(102,529)	NM

Net income	$84,644	$172,501	$(87,857)	(50.9)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended June 28, 2008 and June 30, 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales
Scholastic	$143,625	$136,096	$7,529	5.5%
Memory Book	283,450	264,524	18,926	7.2%
Marketing and Publishing Services	141,039	100,962	40,077	39.7%
Inter-segment eliminations	(480)	(116)	(364)	NM

Net sales	$567,634	$501,466	$66,168	13.2%

Operating income
Scholastic	$25,195	$24,978	$217	0.9%
Memory Book	123,452	112,067	11,385	10.2%
Marketing and Publishing Services	22,147	17,057	5,090	29.8%

Operating income	$170,794	$154,102	$16,692	10.8%

Depreciation and amortization
Scholastic	$6,275	$6,295	$(20)	(0.3)%
Memory Book	9,701	9,584	117	1.2%
Marketing and Publishing Services	11,021	5,433	5,588	102.9%

Depreciation and amortization	$26,997	$21,312	$5,685	26.7%

NM = Not meaningful

Net Sales. Consolidated net sales increased $66.2 million, or approximately 13.2%, to $567.6 million for the three months ended June 28, 2008 as compared to the same prior year period in 2007.

Net sales of the Scholastic segment increased $7.5 million, or 5.5%, to $143.6 million for the second quarter of 2008 from $136.1 million for the second quarter of 2007. The increase was primarily attributable to higher volumes and prices in our jewelry and announcement products, partially offset by a shift in metal mix in our jewelry products.

Net sales of the Memory Book segment increased $18.9 million, or 7.2%, to $283.4 million for the second quarter of 2008 compared to $264.5 million for the second quarter of 2007. The increase was due mainly to account growth, increased sales driven by new and enhanced product and service offerings and the acquisition of Publishing Enterprises made during the fourth quarter of 2007.

Net sales of the Marketing and Publishing Services segment increased $40.0 million, or 39.7%, to $141.0 million for the second quarter of 2008 from $101.0 million for the second quarter of 2007. This increase was primarily attributable to incremental volume from the recent Phoenix Color acquisition and the VSI acquisition completed in 2007, as well as slightly higher volume in our sampling and direct mail businesses.

Gross Profit. Gross profit increased $32.8 million, or 11.5%, to $316.5 million for the three months ended June 28, 2008 from $283.7 million for the same period in 2007. As a percentage of net sales, gross profit margin decreased to 55.7% for the three months ended June 28, 2008 from 56.6% for the comparable period in 2007. The decrease in gross profit margin was attributable to:

•	higher precious metal costs and a shift in product mix in the Scholastic segment;

•	lower relative margins of businesses acquired; and

•	higher depreciation costs.

The decrease was partially offset by:

•	increased prices in our Scholastic segment;

•	increased sales volume and strong operating performance in our Memory Book facilities;

•	sales of higher margin products in our sampling business; and

•	the impact of cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses increased $13.8 million, or 10.7%, to $143.2 million for the three months ended June 28, 2008 from $129.4 million for the corresponding period in 2007. As a percentage of net sales, selling and administrative expenses decreased 0.6% to 25.2% for the second fiscal quarter of 2008 from 25.8% for the same period in 2007. The decrease as a percentage of net sales was due to:

•	our ability to leverage existing infrastructure while increasing sales; and

•	the acquisition of businesses that maintain lower selling costs as a percentage of sales.

The decrease was partially offset by higher amortization costs and increased commissions and incentives due to a shift in timing of sales into the second quarter of 2008 from the first quarter of 2008.

Special Charges. Special charges for the second quarter ended June 28, 2008 included $1.2 million of costs in the Marketing and Publishing Services segment related to the closure of the Pennsauken, New Jersey facilities and $0.3 million related to other special charges for Marketing and Publishing Services segment. Our Scholastic and Memory Book segments recorded $0.5 million and $0.4 million, respectively, of severance and related benefits pertaining to headcount reductions. Special charges for the second quarter ended June 30, 2007 represent a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Memory Book segments.

Operating Income. As a result of the foregoing, consolidated operating income increased $16.7 million to $170.8 million for the three months ended June 28, 2008 compared to $154.1 million for the comparable period in 2007. As a percentage of net sales, operating income decreased to 30.1% for the second fiscal quarter of 2008 from 30.7% for the same period in 2007.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Visant:
Interest expense	$16,684	$20,088	$(3,404)	(16.9)%
Amortization of debt discount, premium and deferred financing costs	1,411	9,716	(8,305)	(85.5)%
Interest income	(41)	(471)	430	NM

Visant interest expense, net	18,054	29,333	(11,279)	(38.5)%

Holdings:
Interest expense	7,637	7,635	2	0.0%
Amortization of debt discount, premium and deferred financing costs	6,297	5,728	569	9.9%
Interest income	—	(2)	2	NM

Holdings interest expense, net	13,934	13,361	573	4.3%

Interest expense, net	$31,988	$42,694	$(10,706)	(25.1)%

NM = Not meaningful

Net interest expense decreased $10.7 million, or 25.1%, to $32.0 million for the three months ended June 28, 2008 compared to $42.7 million for the comparable prior year period. The decrease was due to overall lower outstanding debt balances, reduced amortization and deferred financing costs resulting from early paydown of outstanding debt obligations and lower average interest rates during the three months ended June 28, 2008 compared with the three months ended June 30, 2007.

Income Taxes. The Company has recorded an income tax provision for the three months ended June 28, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended June 28, 2008 were 39.0% and 38.4% for Holdings and Visant, respectively. For the comparable three-month period ended June 30, 2007, the effective tax rates were 37.2% and 36.9% for Holdings and Visant, respectively. The effective tax rates for the 2008 period were greater than the rates for the comparable 2007 period due to increased state income tax rates and reduced benefits from the domestic manufacturing deduction related to the effect of deductible transaction costs for the Phoenix Color acquisition.

Income from Discontinued Operations. As of June 30, 2007, the operations of the Von Hoffmann businesses were recorded in income from discontinued operations. The sale of Von Hoffman closed on May 16, 2007 with the Company recognizing net proceeds of $401.8 million and a gain of $98.4 million on the transaction during the second quarter of 2007. Net income from the Von Hoffmann businesses for the second quarter of 2007 was $3.7 million.

We also had income of $0.4 million, net of tax, for the three months ended June 30, 2007 from the Jostens Photography business, which was sold in the second quarter of 2006.

Net Income. As a result of the aforementioned items, net income decreased $87.9 million to $84.6 million for the three months ended June 28, 2008 compared to net income of $172.5 million for the three months ended June 30, 2007.

Six Months Ended June 28, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended June 28, 2008 and June 30, 2007

	Six months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales	$814,674	$757,316	$57,358	7.6%
Cost of products sold	379,298	345,846	33,452	9.7%

Gross profit	435,376	411,470	23,906	5.8%
% of net sales	53.4%	54.3%
Selling and administrative expenses	248,531	233,142	15,389	6.6%
% of net sales	30.5%	30.8%
Loss on disposal of fixed assets	2	620	(618)	NM
Special charges	3,886	(41)	3,927	NM

Operating income	182,957	177,749	5,208	2.9%
% of net sales	22.5%	23.5%
Interest expense, net	62,261	81,202	(18,941)	(23.3)%

Income before income taxes	120,696	96,547	24,149
Provision for income taxes	47,407	36,187	11,220	31.0%

Income from continuing operations	73,289	60,360	12,929	21.4%
Income from discontinued operations, net of tax	—	110,902	(110,902)	NM

Net income	$73,289	$171,262	$(97,973)	(57.2)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended June 28, 2008 and June 30, 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Net sales
Scholastic	$282,647	$276,401	$6,246	2.3%
Memory Book	292,090	272,375	19,715	7.2%
Marketing and Publishing Services	240,844	209,013	31,831	15.2%
Inter-segment eliminations	(907)	(473)	(434)	NM

Net sales	$814,674	$757,316	$57,358	7.6%

Operating income
Scholastic	$37,801	$47,470	$(9,669)	(20.4)%
Memory Book	107,390	94,948	12,442	13.1%
Marketing and Publishing Services	37,766	35,331	2,435	6.9%

Operating income	$182,957	$177,749	$5,208	2.9%

Depreciation and amortization
Scholastic	$13,353	$13,215	$138	1.0%
Memory Book	18,614	18,061	553	3.1%
Marketing and Publishing Services	17,760	10,896	6,864	63.0%

Depreciation and amortization	$49,727	$42,172	$7,555	17.9%

NM = Not meaningful

Net Sales. Consolidated net sales increased $57.4 million, or 7.6%, to $814.7 million for the six months ended June 28, 2008 from $757.3 million for the corresponding period in 2007.

For the six months ended June 28, 2008, net sales for the Scholastic segment were $282.6 million, an increase of 2.3%, compared to $276.4 million in the prior year comparative period. This $6.2 million increase was primarily attributable to incremental volume driven by the acquisition of Neff, which occurred in the first quarter of 2007, and the impact of price increases for jewelry products, partially offset by lower overall volume in our jewelry and announcement products for the six-month period and a shift in metal mix in our jewelry products.

Net sales for the Memory Book segment were $292.1 million for the six-month period ended June 28, 2008, an increase of 7.2%, compared to $272.4 million in the same prior year period. The increase was primarily the result of account growth, increased sales driven by new and enhanced product and service offerings and the Publishing Enterprises acquisition.

Net sales of the Marketing and Publishing Services segment increased $31.8 million, or 15.2%, to $240.8 million during the six months ended June 28, 2008 from $209.0 million for the comparable period in 2007. This increase was primarily attributable to higher volumes in our book component business including sales generated by businesses we acquired in 2008 and 2007.

Gross Profit. Gross profit increased $23.9 million, or 5.8%, to $435.4 million for the six months ended June 28, 2008 from $411.5 million for the same period in 2007. As a percentage of net sales, gross profit margin decreased to 53.4% for the six months ended June 28, 2008 from 54.3% for the same period in 2007. The decrease in gross profit margin was attributable to:

•	higher precious metal costs and a shift in product mix in our Scholastic segment;

•	the write-off of inventory costs associated with the strategic decision to cease the sale of certain scholastic products;

•	lower relative margins of businesses acquired; and

•	higher depreciation costs.

The decrease was partially offset by:

•	increased prices in our Scholastic segment;

•	increased sales volume and strong operating performance in our Memory Book segment; and

•	favorable product mix in our sampling business.

Selling and Administrative Expenses. Selling and administrative expenses increased $15.4 million, or 6.6%, to $248.5 million for the six months ended June 28, 2008 from $233.1 million for the corresponding period in 2007. As a percentage of net sales, selling and administrative expenses decreased 0.3% to 30.5% for the first six months of 2008 from 30.8% for the same period in 2007. This decrease as a percentage of net sales was primarily due to:

•	our ability to leverage existing infrastructure while increasing sales; and

•	the acquisition of businesses that maintain lower selling costs as a percentage of sales.

The decrease was partially offset by higher amortization costs and increased commissions and incentive costs to drive higher sales in certain product offerings, mainly in our Scholastic segment.

Special Charges. Special charges for the six months ended June 28, 2008 included $1.2 million of costs in the Marketing and Publishing Services segment related to the closure of its Pennsauken, New Jersey facilities, $0.3 million of severance costs reducing headcount by one employee and $0.3 million related to other special charges for the Marketing and Publishing Services segment. The Scholastic segment incurred $0.8 million of charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of its international organization. The Memory Book segment incurred $0.4 million of severance and related benefits associated with headcount reductions. Special charges for the six months ended June 30, 2007 represent a reversal of less than $0.1 million for severance and related benefit costs associated with headcount reductions in the Scholastic and Memory Book segments.

Operating Income. As a result of the foregoing, consolidated operating income increased $5.2 million, or 2.9%, to $183.0 million for the six months ended June 28, 2008 from $177.7 million for the comparable period in 2007. As a percentage of net sales, operating income decreased to 22.5% for the first six months of 2008 from 23.5% for the same period in 2007.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	June 28, 2008	June 30, 2007	$ Change	% Change
Visant:
Interest expense	$32,318	$43,686	$(11,368)	(26.0)%
Amortization of debt discount, premium and deferred financing costs	2,822	11,565	(8,743)	(75.6)%
Interest income	(645)	(683)	38	NM

Visant interest expense, net	34,495	54,568	(20,073)	(36.8)%

Holdings:
Interest expense	15,272	15,270	2	0.0%
Amortization of debt discount, premium and deferred financing costs	12,494	11,366	1,128	9.9%
Interest income	—	(2)	2	NM

Holdings interest expense, net	27,766	26,634	1,132	4.3%

Interest expense, net	$62,261	$81,202	$(18,941)	(23.3)%

NM = Not meaningful

Net interest expense decreased $18.9 million, or 23.3%, to $62.3 million for the six months ended June 28, 2008 as compared to $81.2 million for the comparable prior year period. The decrease was due to lower outstanding debt balances, reduced amortization and deferred financing costs resulting from early paydown of outstanding debt obligations and lower average interest rates during the six months ended June 28, 2008 when compared to the same prior year period.

Income Taxes. The Company has recorded an income tax provision for the six months ended June 28, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 39.0% and 38.3% for Holdings and Visant, respectively, before consideration of the effect of $0.3 million of tax and interest accruals for unrecognized tax benefits and other income tax adjustments considered a period expense or benefit. The combined effect of the annual estimated consolidated tax rates and the net current-period tax adjustments resulted in effective tax rates of 39.3% and 38.5% for Holdings and Visant, respectively, for the six-month period ended June 28, 2008. The annual estimated effective tax rates for fiscal year 2008 increased from annual estimates made in the first quarter of 2008 due to the effect in the current quarter of the acquisition of Phoenix Color, as deductible transaction costs in connection with the acquisition had an unfavorable effect on the Company’s domestic manufacturing deduction. Tax and interest accruals considered a period expense or benefit also unfavorably affected the tax rate.

For the comparable six-month period ended June 30, 2007, the effective rates of income tax expense for Holdings and Visant were 37.5% and 37.1%, respectively. The effective tax rates for the prior year six-month period were more favorable than the tax rates for the six months ended June 28, 2008 due to more favorable state income tax rates and greater benefit from the domestic manufacturing deduction.

Income from Discontinued Operations. During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The sale closed on May 16, 2007 with the Company recognizing net proceeds of $401.8 million and a gain for financial reporting purposes of $98.4 million on the transaction during the six months ended June 30, 2007. Operations for the Von Hoffmann businesses resulted in income of $11.1 million for the six months ended June 30, 2007.

During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results for the six months ended June 30, 2007 for the Jostens Photography businesses included income of $0.4 million.

We also had income of $1.0 million, net of tax, for the six months ended June 30, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability.

Net Income. As a result of the aforementioned items, net income decreased $98.0 million, or 57.2%, to $73.3 million for the six months ended June 28, 2008 compared to net income of $171.3 million for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first six months of fiscal 2008 and 2007 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
In thousands	June 28, 2008	June 30, 2007
Net cash provided by operating activities	$99,007	$107,845
Net cash (used in) provided by investing activities	(243,633)	309,822
Net cash provided by (used in) financing activities	104,581	(400,000)
Effect of exchange rate change on cash	427	394

(Decrease) increase in cash and cash equivalents	$(39,618)	$18,061

For the six months ended June 28, 2008, operating activities generated cash of $99.0 million compared with $107.8 million for the same prior year period. Included in cash flows from operating activities was cash provided by discontinued operations of $4.6 million for the six months ended June 30, 2007. Consequently, the cash provided by continuing operations was $99.0 million and $103.2 million for the respective first six months of 2008 and 2007. The decrease in cash provided by operating activities from continuing operations of $4.2 million was mainly attributable to increased earnings offset by higher net working capital for the six months ended June 28, 2008 versus the comparable 2007 period.

Net cash used in investing activities for the six months ended June 28, 2008 was $243.6 million, compared with $309.8 million provided by investing activities for the comparable 2007 period. The $553.4 million decrease was primarily driven by proceeds of $401.8 million generated from the sale of the Von Hoffmann businesses in the second quarter of 2007. Included in cash flows from investing activities was cash provided by discontinued operations of $396.1 million for the six-month period ended June 30, 2007. Consequently, the cash used in continuing operations for the six months ended June 28, 2008 and June 30, 2007 was $243.6 million and $86.3 million, respectively. The $157.3 million decrease in cash from investing activities from continuing operations related primarily to the acquisition of Phoenix Color, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.7 million in cash, subject to adjustment. The Phoenix Color acquisition was financed with approximately $102.7 million of cash on hand and $120.0 million of borrowings under the Company’s revolving line of credit. During the comparable period in 2007 we used $51.8 million of cash for investing activities for businesses acquired during that period. In addition, our capital expenditures relating to purchases of property, plant and equipment were $21.9 million during the six months ended June 28, 2008, or $14.1 million lower than the comparable 2007 period.

Net cash provided by financing activities for the six months ended June 28, 2008 was $104.6 million, compared with cash used for financing activities of $400.0 million for the comparable 2007 period. The $504.6 million increase related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400.0 million on its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011. Additionally, the Company increased borrowings under its revolving line of credit during the six-months ended June 28, 2008 in the amount of $103.6 million in connection with the acquisition of Phoenix Color.

During the six months ended June 28, 2008, Visant transferred approximately $16.1 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments of $15.3 million on its $350 million 8.75% senior notes due 2013, as well as repurchase common stock from a management stockholder totaling $0.7 million. The repurchase was included in Holdings’ condensed consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

As of June 28, 2008, we had cash and cash equivalents of $20.1 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $130.3 million of additional availability under Visant’s revolving credit facility as of June 28, 2008. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As a result of the Phoenix Color transaction, we believe the Company will benefit from significant deductible transaction expenses in 2008. In addition, Phoenix Color has significant net operating loss carryforwards that may be utilized by the Company, subject to certain limitations. As a result, we expect 2008 cash taxes to be $10 to $20 million lower.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of June 28, 2008, the Company was not aware of any material noncompliance with its financial covenants.

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

There have been no material changes in our exposure to market risk during the quarter ended June 28, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

On April 1, 2008, we announced the completion of our acquisition of Phoenix Color. Refer to Note 5, Acquisitions, to the condensed consolidated financial statements for additional information regarding this acquisition. Based on the recent completion of this acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report does not include Phoenix Color.

During the quarter ended June 28, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following paragraph contains a description of the development during the three months ended June 28, 2008 with respect to material pending legal proceedings to which we or any of our subsidiaries are a party.

In the pending proceeding described in Note 12, Commitments and Contingencies, to the Condensed Consolidated Financial Statements, in June 2008, at the request of U.S. Customs and Border Protection, Jostens agreed to a one-year extension of the waiver of the statute of limitations (previously granted by Jostens in 2006) with respect to the subject entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended June 28, 2008. For additional information, refer to Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended June 28, 2008, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as of April 1, 2008, Holdings issued, subject to vesting, an aggregate of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan in accordance with section 4(2) of the Securities Act. In addition, during the second quarter an aggregate of 4,888 shares of Holdings’ Class A Common Stock were issued in connection with the net cashless exercise of vested options by two employees in connection with their separation of service. Holdings has the obligation to repurchase such shares in the fourth quarter of 2008 and during the second quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

10.1(5)	Award Letter to Timothy M. Larson, dated as of April 1, 2008.*

10.2(5)	Form of Restricted Stock Award Agreement.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
(5)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No.1 to Form S-1 (file no. 333 – 142680) filed on May 20, 2008.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: August 12, 2008	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2008	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 12, 2008	/s/ Marc L. Reisch
Marc L. Reisch
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2008	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)