Form 10-Q
period 2008-09-27
VISANT HOLDING CORP; VISANT CORP
filed 2008-11-12
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2008, there were 5,978,629 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$256,736	$238,396	$1,071,410	$995,712
Cost of products sold	144,068	136,033	523,366	481,879

Gross profit	112,668	102,363	548,044	513,833
Selling and administrative expenses	94,746	86,918	343,277	320,060
(Gain) loss on disposal of fixed assets	(96)	(65)	(94)	555
Special charges	5,702	236	9,588	195

Operating income	12,316	15,274	195,273	193,023
Interest expense, net	30,925	31,210	93,186	112,412

(Loss) income before income taxes	(18,609)	(15,936)	102,087	80,611
(Benefit from) provision for income taxes	(7,547)	(5,131)	39,860	31,056

(Loss) income from continuing operations	(11,062)	(10,805)	62,227	49,555
Income from discontinued operations, net of tax	—	—	—	110,902

Net (loss) income	$(11,062)	$(10,805)	$62,227	$160,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	September 27, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$21,936	$59,710
Accounts receivable, net	144,614	138,896
Inventories	101,918	103,924
Salespersons overdrafts, net of allowance of $8,696 and $9,969, respectively	28,808	28,730
Prepaid expenses and other current assets	12,835	19,346
Income tax receivable	—	6,959
Deferred income taxes	15,779	12,661

Total current assets	325,890	370,226

Property, plant and equipment	404,159	355,341
Less accumulated depreciation	(201,645)	(174,230)

Property, plant and equipment, net	202,514	181,111
Goodwill	1,006,197	935,569
Intangibles, net	614,959	515,343
Deferred financing costs, net	27,012	32,666
Other assets	22,516	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,263,667	$2,111,674

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$126,940	$714
Accounts payable	66,942	46,735
Accrued employee compensation and related taxes	40,197	37,245
Commissions payable	8,580	23,468
Customer deposits	40,915	184,461
Income taxes payable	31,524	—
Interest payable	29,605	12,273
Other accrued liabilities	33,280	30,106

Total current liabilities	377,983	335,002

Long-term debt	1,409,685	1,392,107
Deferred income taxes	199,901	177,929
Pension liabilities, net	20,465	25,011
Other noncurrent liabilities	39,486	29,748

Total liabilities	2,047,520	1,959,797

Mezzanine equity	9,717	9,768

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,979,984 and 5,975,618 shares at September 27, 2008 and December 29, 2007
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at September 27, 2008 and December 29, 2007
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at September 27, 2008 and December 29, 2007	60	60
Additional paid-in-capital	175,516	175,894
Accumulated deficit	(4,787)	(67,013)
Treasury stock	—	(238)
Accumulated other comprehensive income	35,641	33,406

Total stockholders’ equity	206,430	142,109

Total liabilities, mezzanine equity and stockholders’ equity	$2,263,667	$2,111,674

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 27, 2008	September 29, 2007
Net income	$62,227	$160,457
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,902)
Depreciation	32,640	26,995
Amortization of intangible assets	42,847	36,545
Amortization of debt discount, premium and deferred financing costs	23,221	30,281
Other amortization	472	502
Deferred income taxes	(1,812)	(18,351)
(Gain) loss on sale of assets	(94)	555
Stock-based compensation	497	389
Loss on asset impairments	878	—
Other	3,024	—
Changes in assets and liabilities:
Accounts receivable	8,152	7,539
Inventories	6,156	20,145
Salespersons overdrafts	(126)	(2,582)
Prepaid expenses and other current assets	6,717	7,477
Accounts payable and accrued expenses	17,922	(14,242)
Customer deposits	(143,322)	(131,918)
Commissions payable	(14,863)	(11,311)
Income taxes payable/receivable	39,211	16,049
Interest payable	17,332	16,246
Other	(6,554)	(5,220)

Net cash provided by operating activities of continuing operations	94,525	28,654
Net cash used in operating activities of discontinued operations	—	(4,284)

Net cash provided by operating activities	94,525	24,370

Purchases of property, plant and equipment	(33,745)	(49,010)
Proceeds from sale of property and equipment	286	1,837
Acquisition of businesses, net of cash acquired	(221,600)	(51,801)
Additions to intangibles	—	(245)
Other investing activities, net	(1,013)	57

Net cash used in investing activities of continuing operations	(256,072)	(99,162)
Net cash provided by investing activities of discontinued operations	—	396,090

Net cash (used in) provided by investing activities	(256,072)	296,928

Book overdrafts	(941)	2,423
Short-term borrowings	126,226	77,500
Repurchase of common stock and payments for stock-based awards	(1,258)	—
Principal payments on long-term debt	—	(400,000)

Net cash provided by (used in) financing activities	124,027	(320,077)

Effect of exchange rate changes on cash and cash equivalents	(254)	1,506

(Decrease) increase in cash and cash equivalents	(37,774)	2,727
Cash and cash equivalents, beginning of period	59,710	18,778

Cash and cash equivalents, end of period	$21,936	$21,505

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$256,736	$238,396	$1,071,410	$995,712
Cost of products sold	144,068	136,033	523,366	481,879

Gross profit	112,668	102,363	548,044	513,833
Selling and administrative expenses	94,448	86,773	342,575	319,534
(Gain) loss on disposal of fixed assets	(96)	(65)	(94)	555
Special charges	5,702	236	9,588	195

Operating income	12,614	15,419	195,975	193,549
Interest expense, net	16,797	17,666	51,292	72,234

(Loss) income before income taxes	(4,183)	(2,247)	144,683	121,315
(Benefit from) provision for income taxes	(2,282)	548	55,069	46,414

(Loss) income from continuing operations	(1,901)	(2,795)	89,614	74,901
Income from discontinued operations, net of tax	—	—	—	110,902

Net (loss) income	$(1,901)	$(2,795)	$89,614	$185,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	September 27, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$15,429	$59,142
Accounts receivable, net	144,614	138,896
Inventories	101,918	103,924
Salespersons overdrafts, net of allowance of $8,696 and $9,969, respectively	28,808	28,730
Prepaid expenses and other current assets	12,886	19,420
Deferred income taxes	15,779	12,661

Total current assets	319,434	362,773

Property, plant and equipment	404,159	355,341
Less accumulated depreciation	(201,645)	(174,230)

Property, plant and equipment, net	202,514	181,111
Goodwill	1,006,197	935,569
Intangibles, net	614,959	515,343
Deferred financing costs, net	17,031	21,272
Other assets	22,516	12,180
Prepaid pension costs	64,579	64,579

Total assets	$2,247,230	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$126,940	$714
Accounts payable	66,941	46,735
Accrued employee compensation and related taxes	40,197	37,245
Commissions payable	8,580	23,468
Customer deposits	40,915	184,461
Income taxes payable	42,233	1,135
Interest payable	19,519	9,781
Other accrued liabilities	33,280	30,106

Total current liabilities	378,605	333,645

Long-term debt	816,500	816,500
Deferred income taxes	234,660	206,201
Pension liabilities, net	20,465	25,011
Other noncurrent liabilities	39,486	29,748

Total liabilities	1,489,716	1,411,105

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at September 27, 2008 and December 29, 2007	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at September 27, 2008 and December 29, 2007	—	—
Additional paid-in-capital	613,917	629,973
Retained earnings	107,956	18,343
Accumulated other comprehensive income	35,641	33,406

Total stockholder’s equity	757,514	681,722

Total liabilities and stockholder’s equity	$2,247,230	$2,092,827

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 27, 2008	September 29, 2007
Net income	$89,614	$185,803
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(110,902)
Depreciation	32,640	26,995
Amortization of intangible assets	42,847	36,545
Amortization of debt discount, premium and deferred financing costs	4,230	13,005
Other amortization	472	502
Deferred income taxes	5,838	(12,162)
(Gain) loss on sale of assets	(94)	555
Loss on asset impairments	878	—
Other	3,024	—
Changes in assets and liabilities:
Accounts receivable	8,152	7,539
Inventories	6,156	20,145
Salespersons overdrafts	(126)	(2,582)
Prepaid expenses and other current assets	6,717	7,477
Accounts payable and accrued expenses	17,921	(14,242)
Customer deposits	(143,322)	(131,918)
Commissions payable	(14,863)	(11,311)
Income taxes payable/receivable	40,042	12,006
Interest payable	9,738	8,653
Other	(6,479)	(4,702)

Net cash provided by operating activities of continuing operations	103,385	31,406
Net cash used in operating activities of discontinued operations	—	(4,284)

Net cash provided by operating activities	103,385	27,122

Purchases of property, plant and equipment	(33,745)	(49,010)
Proceeds from sale of property and equipment	286	1,837
Acquisition of business, net of cash acquired	(221,600)	(51,801)
Additions to intangibles	—	(245)
Other investing activities, net	(1,013)	57

Net cash used in investing activities of continuing operations	(256,072)	(99,162)
Net cash provided by investing activities of discontinued operations	—	396,090

Net cash (used in) provided by investing activities	(256,072)	296,928

Book overdrafts	(941)	2,423
Short-term borrowings	126,226	77,500
Principal payments on long-term debt	—	(400,000)
Distribution to stockholder	(16,057)	(2,552)

Net cash provided by (used in) financing activities	109,228	(322,629)

Effect of exchange rate changes on cash and cash equivalents	(254)	1,506

(Decrease) increase in cash and cash equivalents	(43,713)	2,927
Cash and cash equivalents, beginning of period	59,142	18,043

Cash and cash equivalents, end of period	$15,429	$20,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”). We sell our products and related services to end customers through several different sales channels including independent sales representatives and dedicated sales forces.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than interest expense and the related income tax effect of certain indebtedness of Holdings. Holdings has 10.25% senior discount notes due 2013, which had an accreted value of $243.2 million and $225.6 million as of September 27, 2008 and December 29, 2007, respectively, and $350.0 million principal amount of 8.75% senior notes due 2013.

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

Cost of Products Sold

Cost of products sold primarily includes the cost of paper and other materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.9 million and $3.0 million for the quarters ended September 27, 2008 and September 29, 2007, respectively. Advertising expense totaled $5.3 million for the nine months ended September 27, 2008 and $6.0 million for the nine months ended September 29, 2007.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $0.9 million and $0.7 million for each of the quarters ended September 27, 2008 and September 29, 2007, respectively. Total net warranty costs were $3.4 million for the nine months ended September 27, 2008 and September 29, 2007. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million for both September 27, 2008 and December 29, 2007.

Stock-based Compensation

Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”), the Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total compensation expense related to stock options of $0.2 million and $0.1 million for the three-month periods ended September 27, 2008 and September 29, 2007, respectively, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.5 million and $0.4 million for the nine-month periods ended September 27, 2008 and September 29, 2007, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of September 27, 2008 and December 29, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires: the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2007. The Company adopted the balance sheet recognition provisions of SFAS No. 158 as of December 29, 2007, which resulted in an increase to prepaid pension assets of $64.6 million, an increase to total liabilities of $32.2 million and an increase to stockholders’ equity of $32.4 million, net of taxes. SFAS No. 158 also requires plan assets and benefit obligations to be measured as of the balance sheet of the Company’s fiscal year-end. The Company has historically used a September 30 measurement date. The change in measurement date provision of SFAS No. 158 is effective for Visant's fiscal year 2008, and as a result, the Company will adopt this change in measurement date by adjusting ending retained earnings. The Company does not expect the impact of adopting the measurement date provision of SFAS No. 158 to be material to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in SFAS No. 157. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS No. 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements and potential future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a material impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures beginning January 1, 2009 and the application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of September 27, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of the voting interest of Holdings, while each continued to hold approximately 44.6% of the economic interest of Holdings. As of September 27, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.2% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.6% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

Special charges of $5.7 million for the third quarter ended September 27, 2008 included $1.1 million of restructuring charges associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities and the restructuring of certain of Jostens international operations and $4.6 million of other special charges. Other special charges of $4.6 million included $3.9 million of non-cash costs, consisting of $3.0 million resulting from the write-off of accumulated foreign currency translation balances associated with the closure of certain of Jostens international operations and $0.9 million of asset impairment charges related to the closure of the Pennsauken, New Jersey facilities. Visant also recorded $0.7 million of other charges related to the closure of the Pennsauken, New Jersey facilities.

Special charges of $9.6 million for the nine months ended September 27, 2008 included $4.7 million of restructuring costs and $4.9 million of other special charges. The Marketing and Publishing Services segment incurred $2.8 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions of two employees. The Scholastic segment incurred $0.2 million of restructuring charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.0 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.2 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included was a $1.7 million charge in our Marketing and Publishing Services segment in connection with the Pennsauken, New Jersey facilities closures which included $0.9 million for a non-cash asset impairment charge.

Special charges for the third quarter ended September 29, 2007 represented $0.2 million of severance and related benefits for headcount reductions of eight employees in the Marketing and Publishing Services segment.

Special charges for the nine months ended September 29, 2007 represented $0.2 million of severance and related benefits related to headcount reductions in the Marketing and Publishing Services segment. These costs were partially offset by a reversal of less than $0.1 million related to previous severance and related benefit accruals associated with headcount reductions in the Scholastic and Memory Book segments.

Restructuring accruals of $1.8 million and $2.1 million as of September 27, 2008 and December 29, 2007, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance related to reductions in corporate and administrative employees in the Scholastic, Memory Book and the Marketing and Publishing Services segments.

On a cumulative basis through September 27, 2008, the Company incurred $24.1 million of employee severance and related benefit costs related to initiatives during the period from 2004 to September 27, 2008, which affected an aggregate of 702 employees. As of September 27, 2008, the Company had paid $22.3 million in cash related to these initiatives.

Changes in the restructuring accruals during the first nine months of 2008 were as follows:

In thousands	2008 Initiatives	2007 Initiatives	2006 Initiatives	Total
Balance at December 29, 2007	$—	$2,110	$43	$2,153
Restructuring charges	4,526	174	8	4,708
Severance paid	(2,821)	(2,167)	(51)	(5,039)

Balance at September 27, 2008	$1,705	$117	$—	$1,822

The Company expects the majority of the remaining severance related to the 2007 and 2008 initiatives to be paid by the end of 2009.

5.	Acquisitions

2008 Acquisition

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.9 million in cash, subject to adjustment. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. All outstanding indebtedness of Phoenix Color was repaid by Phoenix Color in connection with the closing of the merger. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill is allocated to that segment. None of the goodwill or intangible assets will be amortizable for tax purposes.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Phoenix Color acquisition, subject to adjustment, was as follows:

2008

In thousands	September 27, 2008
Current assets	$38,087
Property, plant and equipment	29,132
Intangible assets	138,267
Goodwill	70,657
Long-term assets	892
Current liabilities	(12,053)
Long-term liabilities	(42,068)

$222,914

In connection with the purchase accounting related to the acquisition of Phoenix Color, the intangible assets and goodwill approximated $208.9 million which consisted of:

In thousands	September 27, 2008
Customer relationships	$104,000
Trademarks	18,000
Restrictive covenants	16,267
Goodwill	70,657

$208,924

Customer relationships are being amortized over a fifteen-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is three years.

This acquisition is not considered material to the Company’s results of operations, financial position or cash flows.

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

The allocation of the aggregate purchase price for the Neff, VSI and Publishing Enterprises acquisitions was as follows:

In thousands	September 27, 2008
Current assets	$16,767
Property, plant and equipment	8,997
Intangible assets	24,450
Goodwill	24,142
Long-term assets	131
Current liabilities	(6,612)
Long-term liabilities	(5,672)

$62,203

In connection with the purchase accounting related to the acquisition of Neff, VSI and the Publishing Enterprises assets, intangible assets and goodwill approximated $28.0 million, $15.3 million and $5.2 million, respectively, which consisted of:

In thousands	September 27, 2008
Customer relationships	$16,840
Trademarks	6,300
Restrictive covenants	1,310
Goodwill	24,142

$48,592

Customer relationships are being amortized over a ten-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is two years.

The results of Neff’s operations are reported as part of the Scholastic segment from the acquisition date, and, accordingly, all of its goodwill is allocated to that segment. None of the goodwill will be amortizable for tax purposes. The results of VSI are included in the Marketing and Publishing services segment from the acquisition date, and substantially all of the goodwill will be fully amortizable for tax purposes. The results of Memory Book Acquisition LLC, which acquired substantially all of the assets of Publishing Enterprises, are included in the Memory Book segment from the date of acquisition, and substantially all of the goodwill will be fully amortizable for tax purposes.

These acquisitions, both individually and in the aggregate, are not considered material to the Company’s results of operations, financial position or cash flows.

6.	Discontinued Operations

In May 2007, the Company completed the sale of its Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), recognizing proceeds of $401.8 million and a gain on sale of $98.4 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The results of the Von Hoffmann businesses have been reported on the condensed consolidated statement of operations in the caption titled “Income from discontinued operations, net of tax.” Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations.

During the nine months ended September 29, 2007, the Company had income from discontinued operations, net of taxes, of $11.1 million from the Von Hoffmann businesses, which were sold in the second quarter of 2007, $0.4 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006, and $1.0 million, net of tax, from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 from the Jostens Recognition business resulted from the reversal of an accrual for potential exposure for which the Company did not believe it was likely to have an ongoing liability.

Included in income from discontinued operations in the condensed consolidated statements of operations are the following:

	Nine months ended
In thousands	September 27, 2008	September 29, 2007
Net sales from discontinued operations	$—	$109,351

Pretax income from discontinued operations	—	20,397
Income tax provision from discontinued operations	—	7,925

Net operating income from discontinued operations	—	12,472
Gain on sale of business, net of tax	—	98,430

Income from discontinued operations, net of tax	$—	$110,902

7.	Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for Holdings as of the dates indicated:

	Three Months Ended		Nine Months Ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net (loss) income	$(11,062)	$(10,805)	$62,227	$160,457
Change in cumulative translation adjustment	1,930	132	2,715	11
Minimum pension liability	(241)	—	(480)	(54)

Comprehensive (loss) income	$(9,373)	$(10,673)	$64,462	$160,414

The following amounts were included in determining comprehensive (loss) income for Visant as of the dates indicated:

	Three Months Ended		Nine Months Ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net (loss) income	$(1,901)	$(2,795)	$89,614	$185,803
Change in cumulative translation adjustment	1,930	132	2,715	11
Minimum pension liability	(241)	—	(480)	(54)

Comprehensive (loss) income	$(212)	$(2,663)	$91,849	$185,760

8.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	September 27, 2008	December 29, 2007
Trade receivables	$154,615	$149,080
Allowance for doubtful accounts	(4,095)	(3,304)
Allowance for sales returns	(5,906)	(6,880)

Accounts receivable, net	$144,614	$138,896

Net inventories were comprised of the following:

In thousands	September 27, 2008	December 29, 2007
Raw materials and supplies	$43,877	$28,771
Work-in-process	31,975	37,360
Finished goods	26,066	37,793

Inventories	$101,918	$103,924

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at September 27, 2008 and December 29, 2007 was $18.8 million and $26.9 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.1 million for each of the three-month periods ended September 27, 2008 and September 29, 2007. The consignment fees expensed for the nine months ended September 27, 2008 and September 29, 2007 were $0.5 million and $0.3 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	September 27, 2008
Balance at beginning of period	$935,569
Goodwill additions during the period	70,689
Currency translation	(61)

Balance at end of period	$1,006,197

Additions to goodwill during the nine months ended September 27, 2008 primarily relate to the Phoenix Color acquisition.

As of September 27, 2008, goodwill has been allocated to our reporting segments as follows:

In thousands	September 27, 2008
Scholastic	$305,438
Memory Book	391,093
Marketing and Publishing Services	309,666

$1,006,197

Information regarding other intangible assets is as follows:

		September 27, 2008			December 29, 2007
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(170,690)	$159,310	$330,000	$(146,034)	$183,966
Internally developed software	2 to 5 years	10,700	(10,700)	—	10,700	(10,298)	402
Patented/unpatented technology	3 years	19,873	(16,520)	3,353	19,807	(15,915)	3,892
Customer relationships	4 to 40 years	159,483	(19,679)	139,804	55,514	(13,100)	42,414
Restrictive covenants	3 to 10 years	90,497	(46,485)	44,012	70,090	(35,901)	34,189

		610,553	(264,074)	346,479	486,111	(221,248)	264,863
Trademarks	Indefinite	268,480	—	268,480	250,480	—	250,480

		$879,033	$(264,074)	$614,959	$736,591	$(221,248)	$515,343

Amortization expense related to other intangible assets was $15.2 million and $12.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively. For the nine months ended September 27, 2008 and September 29, 2007, amortization expense related to other intangible assets was $42.9 million and $36.5 million, respectively.

Based on intangible assets in service as of September 27, 2008, estimated amortization expense for the remainder of 2008 and each of the five succeeding fiscal years is $14.4 million, $56.2 million, $53.1 million, $50.5 million, $48.1 million and $32.1 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	September 27, 2008	December 29, 2007
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount of $4,015 and $21,593 at September 27, 2008 and December 29, 2007, respectively, with semi-annual interest accretion through December 1, 2008, thereafter semi-annual interest payments of $12.7 million, principal due and payable at maturity—December 2013	$243,185	$225,607
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity—December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 5.17% at September 27, 2008 and 7.19% at December 29, 2007, with semi-annual interest payments through October 1, 2011	316,500	316,500
Borrowings under our revolving credit facility	126,940	714
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity—October 2012	500,000	500,000

	$1,536,625	$1,392,821

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

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the parent of Visant, and by Visant’s material current and future domestic subsidiaries. The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., Visant, Visant’s material current and future domestic subsidiaries, and Visant’s other current and future Canadian subsidiaries. Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

The dividend restrictions under the Visant senior secured credit facilities apply only to Visant and Visant Secondary Holdings Corp. and essentially prohibit all dividends other than (1) for dividends paid on or after April 30, 2009 and used by Holdings to make regularly-scheduled cash interest payments on its senior discount notes, subject to compliance with the interest coverage covenant after giving effect to such dividends, (2) for other dividends so long as the amount thereof does not exceed $50 million plus an additional amount based on Visant’s net income and the amount of any capital contributions received by Visant after October 4, 2004 and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of September 27, 2008, the Company was not aware of any material noncompliance with its financial covenants.

During the second quarter of 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011.

As of September 27, 2008, there was $125.0 million outstanding in the form of short term borrowings under the domestic revolving line of credit under the senior secured credit facilities, in part arising from the acquisition of Phoenix Color. Also outstanding as of September 27, 2008 was approximately $1.9 million under the Canadian portion of the revolving line of credit and an additional $14.2 million in the form of letters of credit, leaving $108.9 million available under the revolving credit facility at such date.

11.	Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. At September 27, 2008 and September 29, 2007, there were no contracts related to these activities outstanding.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of September 27, 2008, the Company had purchase commitments totaling $21.6 million with delivery dates occurring throughout 2008 and 2009. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of SFAS No. 133. The fair market value of open precious metal forward contracts at September 27, 2008 was $23.2 million based on quoted future prices for each contract. As of September 29, 2007, the Company had $13.6 million of purchase commitments with delivery dates occurring throughout 2007.

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

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), the Company learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs in December 2006, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003 and in a separate pre-penalty notice was advised that Customs is contemplating a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens elected to continue to address this matter by filing a petition in response to the pre-penalty notice in January 2007, disputing Customs’ claims and advancing its arguments to support that no loss of revenue or penalty should be issued against the Company, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In May 2007, Customs issued a penalty notice assessing a loss of revenue (plus interest) and penalty as described above based on asserted negligence by Jostens. In July 2007, Jostens filed a petition in response to the penalty notice challenging Customs’ findings and asserting that there has been no loss of revenue and that no penalty should be issued against Jostens or that, in the alternative, any penalty should be reduced to a nominal fixed amount reflective of the nature of the violation or mitigated on the basis that the imports at issue are nonetheless duty free. At this stage of the proceedings, the matter is being evaluated by Customs. In October 2007, based on recent court rulings, Jostens presented additional arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty free status. We understand that the matter is currently under review by Customs. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, in 2006 Jostens agreed to a two-year waiver of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired at the end of 2007 and 2008, respectively. In June 2008, at Customs’ request, we extended the waiver for one additional year. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any potential liability pending further communication with Customs. Jostens has the opportunity to extend an offer in compromise to Customs in an effort to settle this matter in advance of a final administrative decision. If Jostens were to do so, it would be required to tender the amount offered to Customs at the time. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

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

The Company has recorded an income tax provision for the nine months ended September 27, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 39.9% and 38.7% for Holdings and Visant, respectively, before consideration of the effects of $0.3 million of tax and interest expense accruals for unrecognized tax benefits and $1.2 of other net income tax adjustments considered a current period tax benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 39.0% and 38.1% for Holdings and Visant, respectively, for the nine-month period ended September 27, 2008. The annual estimated effective tax rates for fiscal year 2008 increased from annual estimates made in the second quarter of 2008 due to the effect of a decrease in forecasted taxable income for the year. The effective tax rates for the period also included the favorable effects of $1.2 million of net current period adjustments resulting principally from the effects of filing the Company’s 2007 income tax returns.

For the comparable nine-month period ended September 29, 2007, the effective rates of income tax expense for Holdings and Visant were 38.5% and 38.3%, respectively. These rates are comparable with the rates for the nine-month period ended September 27, 2008.

In connection with the acquisition of Phoenix Color, the Company recorded net deferred tax liabilities of approximately $21.7 million. As of the date of acquisition of Phoenix Color, the Company estimated that Phoenix Color had federal net operating loss carryforwards of $31.0 million subject to adjustment for the unfiled tax returns for the 2008 period prior to acquisition. The net operating loss carryforwards expire in periods beginning in 2019.

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

During the nine months ended September 27, 2008, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.3 million consisting of $2.4 million of current income tax expense and $2.1 million of deferred income tax benefit. Tax settlements during 2008 included refunds of $0.3 million. The Company’s gross unrecognized tax benefit liability is included in other noncurrent liabilities and at September 27, 2008 totaled $11.5 million, including interest and penalty accruals of $2.3 million. At December 29, 2007, the Company’s unrecognized tax benefit liability totaled $8.8 million, including interest and penalty accruals of $1.7 million. The Company’s noncurrent deferred unrecognized income tax asset is included in noncurrent deferred tax liabilities and totaled $2.6 million at September 27, 2008 and $0.5 million at December 29, 2007.

The Company’s income tax filings for 2004 to 2006 are subject to examination in the U.S. federal tax jurisdiction. During the quarter ended March 29, 2008, the Internal Revenue Service (“IRS”) concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004, resulting in only minor adjustments. The IRS continues its audit of the Company’s tax filings for 2005 and 2006. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2002 to 2006 periods, none of which was individually material. The Company has filed appeals for a Canadian federal examination for tax years 1996 and 1997. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability as of September 27, 2008.

14.	Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$1,399	$1,602	$3	$3
Interest cost	4,124	3,903	34	38
Expected return on plan assets	(6,490)	(6,044)	—	—
Amortization of prior service cost	(186)	(199)	(69)	(69)
Amortization of net actuarial (gain) loss	(6)	—	3	9

Net periodic benefit income	$(1,159)	$(738)	$(29)	$(19)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$4,197	$4,806	$9	$9
Interest cost	12,372	11,709	102	114
Expected return on plan assets	(19,470)	(18,132)	—	—
Amortization of prior service cost	(558)	(597)	(207)	(207)
Amortization of net actuarial (gain) loss	(18)	—	9	27

Net periodic benefit income	$(3,477)	$(2,214)	$(87)	$(57)

As of December 29, 2007, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2008 due to the funded status of the plans. This expectation had not changed as of September 27, 2008, but the Company continues to monitor its obligation in light of market conditions. For the nine months ended September 27, 2008, the Company did not make any contributions to its qualified pension plans and contributed $1.6 million and $0.5 million to its non-qualified pension plans and postretirement welfare plans, respectively. These payments to the non-qualified pension and postretirement welfare plans are consistent with the expected amounts disclosed as of December 29, 2007.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and became effective as of October 30, 2003. The 2003 Plan permits the Company to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. Pursuant to the 2003 Plan, the maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

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

In connection with the closing of the Transactions, the Company established the 2004 Stock Option Plan, which permits the Company to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of September 27, 2008, there were 73,736 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; and (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholders’ agreement and sale participation agreement. As of September 27, 2008, there were 247,051 options vested under the 2004 Plan and 72,480 options unvested and subject to vesting.

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

For each of the three-month periods ended September 27, 2008 and September 29, 2007, the Company recognized total compensation expense related to stock options of approximately $0.2 million and $0.1 million, respectively, which is included in selling and administrative expense. Stock-based compensation expense totaled $0.5 million and $0.4 million for the nine-month periods ended September 27, 2008 and September 29, 2007, respectively.

During the nine-month period ended September 27, 2008, Holdings issued, subject to vesting, a total of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan.

During the quarter ended September 27, 2008, the Company granted an aggregate of 4,403 options under the 2004 Plan to certain employees of the Company or its subsidiaries. The per-share weighted-average fair value of stock options granted during the quarter ended September 27, 2008 was $53.73 on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value options issued:

2008
Expected Life	6.3 years
Expected Volatility	28.8%
Dividend yield	—
Risk-free interest rate	3.1%

For the nine-month period ended September 27, 2008, an aggregate of 8,430 options were exercised by employees in connection with their separation of service, 4,403 options were granted, 14,930 options were forfeited, 669 options were cancelled and 1,210 options vested. For the nine-month period ended September 29, 2007, no options were exercised, forfeited, granted or cancelled, and an insignificant amount of options vested.

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at December 29, 2007	394	$42.84
Exercised	(8)	$39.07
Granted	4	$248.25
Forfeited	(15)	$45.67
Cancelled	(1)	$144.11

Outstanding at September 27, 2008	374	$45.06

Vested or expected to vest at September 27, 2008	374	$45.06

Exercisable at September 27, 2008	302	$40.09

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend of $57.03 declared in April 2006.

The weighted average remaining contractual life of outstanding options at September 27, 2008 was approximately 6.8 years.

16.	Business Segments

Our three reportable segments consist of:

•

Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales
Scholastic	$45,824	$43,983	$1,841	4.2%
Memory Book	74,900	72,060	2,840	3.9%
Marketing and Publishing Services	136,163	122,653	13,510	11.0%
Inter-segment eliminations	(151)	(300)	149	NM

Net sales	$256,736	$238,396	$18,340	7.7%

Operating income
Scholastic	$(17,981)	$(16,186)	$(1,795)	(11.1)%
Memory Book	10,121	9,380	741	7.9%
Marketing and Publishing Services	20,176	22,080	(1,904)	(8.6)%

Operating income	$12,316	$15,274	$(2,958)	(19.4)%

Depreciation and Amortization
Scholastic	$6,667	$6,638	$29	0.4%
Memory Book	9,556	8,848	708	8.0%
Marketing and Publishing Services	10,009	6,384	3,625	56.8%

Depreciation and amortization	$26,232	$21,870	$4,362	19.9%

NM = Not meaningful

	Nine months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales
Scholastic	$328,471	$320,384	$8,087	2.5%
Memory Book	366,990	344,435	22,555	6.5%
Marketing and Publishing Services	377,007	331,666	45,341	13.7%
Inter-segment eliminations	(1,058)	(773)	(285)	NM

Net sales	$1,071,410	$995,712	$75,698	7.6%

Operating income
Scholastic	$19,820	$31,284	$(11,464)	(36.6)%
Memory Book	117,511	104,328	13,183	12.6%
Marketing and Publishing Services	57,942	57,411	531	0.9%

Operating income	$195,273	$193,023	$2,250	1.2%

Depreciation and Amortization
Scholastic	$20,020	$19,853	$167	0.8%
Memory Book	28,170	26,909	1,261	4.7%
Marketing and Publishing Services	27,769	17,280	10,489	60.7%

Depreciation and amortization	$75,959	$64,042	$11,917	18.6%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the management services agreement, during the term thereof, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million as advisory fees to the Sponsors for each of the three-month periods ended September 27, 2008 and September 29, 2007. For the nine months ended September 27, 2008 and September 29, 2007, the Company paid $2.5 million and $2.4 million, respectively, as advisory fees to the Sponsors. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

We retain Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. We paid $0.1 million for the three months ended September 27, 2008 and $0.4 million for the nine months ended September 27, 2008 for services provided by them. There were no services rendered or payments made for the three and nine-month periods ended September 29, 2007. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in our parent’s Class A Common Stock and was granted 13,527 options to purchase our parent’s Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and CoreTrust shares a portion of such fees with the KKR affiliate. For the three and nine months ended September 27, 2008, we purchased $0.4 million and $1.7 million, respectively, of auto rental services and computer and office supply products through this arrangement.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its 100% wholly-owned subsidiaries (the “Guarantors”) on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

The following presentation has been revised to reflect the following changes from the presentation for prior periods for: (i) The impact of intercompany interest expense in Visant’s “Equity (earnings) loss in subsidiary, net of tax” line. We previously presented equity (earnings) loss in subsidiaries, net of tax for Visant (excluding its subsidiaries) without adjusting the amount in the “Visant” column for intercompany interest expense. In such previous presentation, the intercompany interest expense was adjusted in the “Eliminations” column. (ii) A quarterly allocation of certain costs to the Guarantors in the “Cost of products sold” line. We previously presented these certain costs in the “Cost of products sold” line for Visant for all quarterly periods with an adjustment for allocation to the Guarantors of such costs during the fourth quarter and full year periods. (iii) The payment of dividends by Visant to its parent (which in turn are paid by Visant’s direct parent, Visant Secondary Holdings Corp., to Holdings) in order to allow Holdings to make semi-annual interest payments on its 8.75% senior notes. We previously presented the payment of these dividends in the “Stockholder’s equity” line in the “Guarantors” column. The accompanying condensed consolidating statements of operations and cash flows for the three and nine months ended September 27, 2008 and September 29, 2007 and condensed consolidating balance sheets as of September 27, 2008 and December 29, 2007 reflect this revised presentation. The “Non-Guarantors” columns have not been impacted by any of the foregoing. There was no impact on the consolidated financial statements for the periods presented.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended September 27, 2008

In thousands		Visant	Guarantors	Non-Guarantors	Eliminations	Total
Net sales		$—	$249,064	$18,550	$(10,878)	$256,736
Cost of products sold		—	142,217	12,532	(10,681)	144,068

Gross profit		—	106,847	6,018	(197)	112,668
Selling and administrative expenses		(108)	90,287	4,269	—	94,448
Gain on sale of assets		—	(96)	—	—	(96)
Special charges		—	5,865	(163)	—	5,702

Operating income		108	10,791	1,912	(197)	12,614
Net interest expense		17,765	14,205	5	(15,178)	16,797

(Loss) income before income taxes		(17,657)	(3,414)	1,907	14,981	(4,183)
(Benefit from) provision for income taxes		(1,508)	(1,927)	1,230	(77)	(2,282)

(Loss) income from operations		(16,149)	(1,487)	677	15,058	(1,901)
Equity (earnings) in subsidiary, net of tax		(14,248)	(677)	—	14,925	—

Net (loss) income		$(1,901)	$(810)	$677	$133	$(1,901)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED) Three months ended September 29, 2007
In thousands		Visant	Guarantors	Non-Guarantors	Eliminations	Total
Net sales		$—	$228,366	$16,184	$(6,154)	$238,396
Cost of products sold	(a)	—	133,260	8,900	(6,127)	136,033

Gross profit		—	95,106	7,284	(27)	102,363
Selling and administrative expenses		(269)	83,168	3,874	—	86,773
Gain on sale of assets		—	(65)	—	—	(65)
Special charges		—	236	—	—	236

Operating income		269	11,767	3,410	(27)	15,419
Net interest expense		17,104	15,082	12	(14,532)	17,666

(Loss) income before income taxes		(16,835)	(3,315)	3,398	14,505	(2,247)
Provision for (benefit from) income taxes		1,161	(1,764)	1,196	(45)	548

(Loss) income from continuing operations		(17,996)	(1,551)	2,202	14,550	(2,795)
Equity (earnings) in subsidiary, net of tax	(b)	(15,201)	(2,202)	—	17,403	—

Net (loss) income	(c)	$(2,795)	$651	$2,202	$(2,853)	$(2,795)

(a) — Originally reported in the “Visant” column as $(2,379). Originally reported in the “Guarantors” column as $135,639.

(b) — Originally reported in the “Visant” column as $1,728. Originally reported in the “Eliminations” column as $474.

(c) — Originally reported in the “Visant” column as $(17,345). Originally reported in the “Guarantors” column as $(1,728). Originally reported in the “Eliminations” column as $14,076.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended September 27, 2008

In thousands	Visant	Non- Guarantors	Guarantors	Eliminations	Total
Net sales	$—	$1,042,823	$50,759	$(22,172)	$1,071,410
Cost of products sold	—	513,416	31,806	(21,856)	523,366

Gross profit	—	529,407	18,953	(316)	548,044
Selling and administrative expenses	(412)	330,090	12,897	—	342,575
Gain on sale of assets	—	(94)	—	—	(94)
Special charges	—	9,751	(163)	—	9,588

Operating income	412	189,660	6,219	(316)	195,975
Net interest expense	53,386	43,594	70	(45,758)	51,292

(Loss) income before income taxes	(52,974)	146,066	6,149	45,442	144,683
(Benefit from) provision for income taxes	(957)	53,385	2,764	(123)	55,069

(Loss) income from operations	(52,017)	92,681	3,385	45,565	89,614
Equity (earnings) in subsidiary, net of tax	(141,631)	(3,385)	—	145,016	—

Net income	$89,614	$96,066	$3,385	$(99,451)	$89,614

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended September 29, 2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales			$—	$971,924	$45,488	$(21,700)	$995,712
Cost of products sold	(a	)	—	478,065	25,501	(21,687)	481,879

Gross profit			—	493,859	19,987	(13)	513,833
Selling and administrative expenses			(307)	308,516	11,325	—	319,534
Loss on sale of assets			—	555	—	—	555
Special charges			—	195	—	—	195

Operating income			307	184,593	8,662	(13)	193,549
Net interest expense			67,742	65,840	84	(61,432)	72,234

(Loss) income before income taxes			(67,435)	118,753	8,578	61,419	121,315
Provision for income taxes			499	42,968	2,986	(39)	46,414

(Loss) income from continuing operations			(67,934)	75,785	5,592	61,458	74,901
Equity (earnings) in subsidiary, net of tax	(b	)	(155,307)	(5,569)	—	160,876	—
Income (loss) from discontinued operations, net			98,430	12,495	(23)	—	110,902

Net income	(c	)	$185,803	$93,849	$5 ,569	$(99,418)	$185,803

(a) — Originally reported in the “Visant” column as $(6,588). Originally reported in the “Guarantors” column as $484,653.

(b) — Originally reported in the “Visant” column as $(87,261). Originally reported in the “Eliminations” column as $92,830.

(c) — Originally reported in the “Visant” column as $124,345. Originally reported in the “Guarantors” column as $87,261. Originally reported in the “Eliminations” column as $(31,372).

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 27, 2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$7,365	$1,922	$6,142	$—	$15,429
Accounts receivable, net	661	128,504	15,449	—	144,614
Inventories, net	—	98,749	3,653	(484)	101,918
Salespersons overdrafts, net	—	27,777	1,031	—	28,808
Prepaid expenses and other current assets	649	11,117	1,069	—	12,835
Intercompany receivable	9,869	80,850	—	(90,668)	51
Deferred income taxes	1,108	14,671	—	—	15,779

Total current assets	19,652	363,590	27,344	(91,152)	319,434
Property, plant and equipment, net	787	201,651	76	—	202,514
Goodwill	—	984,033	22,164	—	1,006,197
Intangibles, net	—	605,695	9,264	—	614,959
Deferred financing costs, net	17,031	—	—	—	17,031
Intercompany receivable	824,317	127,251	45,961	(997,529)	—
Other assets	40	22,394	82	—	22,516
Investment in subsidiaries	1,023,660	80,100	—	(1,103,760)	—
Prepaid pension costs	—	64,579	—	—	64,579

	$1,885,487	$2,449,293	$104,891	$(2,192,441)	$2,247,230

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$125,000	$—	$1,940	$—	$126,940
Accounts payable	4,767	49,846	12,326	2	66,941
Accrued employee compensation	8,938	29,408	1,851	—	40,197
Customer deposits	—	37,488	3,427	—	40,915
Commissions payable	—	8,084	496	—	8,580
Income taxes payable	(17,593)	56,258	3,757	(189)	42,233
Interest payable	19,506	13	—	—	19,519
Intercompany payable	—	90,100	—	(90,100)	—
Other accrued liabilities	3,465	28,561	1,254	—	33,280

Total current liabilities	144,083	299,758	25,051	(90,287)	378,605
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable	155,570	1,149,371	—	(1,304,941)	—
Deferred income taxes	1,241	233,679	(260)	—	234,660
Pension liabilities, net	(2,277)	22,742	—	—	20,465
Other noncurrent liabilities	12,856	26,630	—	—	39,486

Total liabilities	1,127,973	1,732,180	24,791	(1,395,228)	1,489,716
Stockholder’s equity	757,514	717,113	80,100	(797,213)	757,514

	$1,885,487	$2,449,293	$104,891	$(2,192,441)	$2,247,230

CONDENSED CONSOLIDATING BALANCE SHEET

December 29, 2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents			$40,727	$10,815	$7,600	$—	$59,142
Accounts receivable, net			2,119	122,342	14,435	—	138,896
Inventories, net			—	101,879	2,212	(167)	103,924
Salespersons overdrafts, net			—	27,663	1,067		28,730
Prepaid expenses and other current assets			916	17,438	992		19,346
Intercompany receivable			16,703	61,558	256	(78,443)	74
Deferred income taxes			95	12,566	—	—	12,661

Total current assets			60,560	354,261	26,562	(78,610)	362,773
Property, plant, and equipment, net			1,009	179,965	137	—	181,111
Goodwill			—	913,379	22,190	—	935,569
Intangibles, net			—	505,729	9,614	—	515,343
Deferred financing costs, net			21,272	—	—	—	21,272
Intercompany receivable			691,331	86,542	—	(777,873)	—
Other assets			40	12,061	79		12,180
Investment in subsidiaries	(a	)	882,029	76,715	—	(958,744)	—
Prepaid Pension & costs			—	64,579	—	—	64,579

			$1,656,241	$2,193,231	$58,582	$(1,815,227)	$2,092,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings			$—	$—	$714	$—	$714
Accounts payable			2,847	37,518	6,382	(12)	46,735
Accrued employee compensation			6,819	28,312	2,114	—	37,245
Customer deposits			—	177,934	6,527	—	184,461
Commissions payable			—	22,221	1,247	—	23,468
Income taxes payable			1,711	(3,398)	2,887	(65)	1,135
Interest payable			9,742	37	2		9,781
Intercompany payable			1,155	78,444	—	(79,599)	—
Other accrued liabilities			2,853	23,810	3,443		30,106

Total current liabilities			25,127	364,878	23,316	(79,676)	333,645
Long-term debt, less current maturities			816,500	—	—	—	816,500
Intercompany payable (receivable)	(b	)	125,168	956,031	(41,175)	(1,040,024)	—
Deferred income taxes			(2,310)	208,785	(274)	—	206,201
Pension liabilities, net			67	24,944	—	—	25,011
Other noncurrent liabilities			9,967	19,781	—	—	29,748

Total liabilities			974,519	1,574,419	(18,133)	(1,119,700)	1,411,105
Stockholder’s equity	(c	)	681,722	618,812	76,715	(695,527)	681,722

			$1,656,241	$2,193,231	$58,582	$(1,815,227)	$2,092,827

(a) — Originally reported in the “Visant” column as $600,186. Originally reported in the “Eliminations” column as $(676,901).

(b) — Originally reported in the “Visant” column as $155,973. Originally reported in the “Guarantors” column as $974,657. Originally reported in the “Eliminations” column as $(1,089,455).

(c) — Originally reported in the “Visant” column as $369,074. Originally reported in the “Guarantors” column as $600,186. Originally reported in the “Eliminations” column as $(364,253).

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 27, 2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$89,614	$96,066	$3,385	$(99,451)	89,614
Other cash (used in) provided by operating activities	(61,409)	(20,196)	(5,814)	101,190	13,771

Net cash provided by (used in) operating activities	28,205	75,870	(2,429)	1,739	103,385
Purchases of property, plant and equipment	—	(33,744)	(1)	—	(33,745)
Proceeds from sale of property and equipment	—	286	—	—	286
Acquisition of business, net of cash acquired	(222,949)	1,349	—	—	(221,600)
Other investing activities, net	1	(1,014)	—	—	(1,013)

Net cash used in investing activities	(222,948)	(33,123)	(1)	—	(256,072)
Book overdrafts	—	(941)	—	—	(941)
Net short-term borrowings	125,000	—	1,226	—	126,226
Intercompany payable (receivable)	52,438	(50,699)	—	(1,739)	—
Distribution to shareholder	(16,057)	—	—	—	(16,057)

Net cash provided by (used in) financing activities	161,381	(51,640)	1,226	(1,739)	109,228
Effect of exchange rate changes on cash and cash equivalents	—	—	(254)	—	(254)

Decrease in cash and cash equivalents	(33,362)	(8,893)	(1,458)	—	(43,713)
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$7,365	$1,922	$6,142	$—	$15,429

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 29, 2007

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	(a	)	$185,803	$93,849	$5,569	$(99,418)	$185,803
Other cash used in operating activities	(b	)	(186,152)	(60,247)	(7,416)	99,418	(154,397)
Net cash used in discontinued operations			(342)	(3,942)	—	—	(4,284)

Net cash (used in) provided by operating activities			(691)	29,660	(1,847)	—	27,122
Purchases of property, plant and equipment			(23)	(48,931)	(56)	—	(49,010)
Additions to intangibles			—	(245)	—	—	(245)
Proceeds from sale of property and equipment			—	1,837	—	—	1,837
Acquisition of business, net of cash acquired			(54,834)	3,033	—	—	(51,801)
Other investing activities, net			—	57	—	—	57
Net cash provided by (used in) discontinued operations			401,781	(5,691)	—	—	396,090

Net cash provided by (used in) investing activities			346,924	(49,940)	(56)	—	296,928
Book overdrafts			—	2,423	—	—	2,423
Net short-term borrowings			77,500	—	—	—	77,500
Principal payments on long-term debt			(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)			(22,102)	22,102	—	—	—
Distribution to shareholder			(2,552)	—	—	—	(2,552)

Net cash (used in) provided by financing activities			(347,154)	24,525	—	—	(322,629)
Effect of exchange rate changes on cash and cash equivalents			—	744	762	—	1,506
(Decrease) increase in cash and cash equivalents			(921)	4,989	(1,141)	—	2,927
Cash and cash equivalents, beginning of period			1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period			$786	$9,264	$10,920	$—	$20,970

(a) — Originally reported in the “Visant” column as $124,345. Originally reported in the “Guarantors” column as $87,261. Originally reported in the “Eliminations” column as $(31,372).

(b) — Originally reported in the “Visant” column as $(124,694). Originally reported in the “Guarantors” column as $(53,659). Originally reported in the “Eliminations” column as $31,372.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AHC I Acquisition Corp. and its subsidiaries, including AKI, Inc. (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

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

During 2007, we expanded our business with the acquisitions of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”), Visual Systems, Inc. (“VSI”) and substantially all of the assets of Publishing Enterprises, Incorporated (“Publishing Enterprises”). Neff, a single source provider of custom award programs and apparel, including chenille letters and letter jackets, was acquired on March 16, 2007, and its results are included in the Scholastic segment as of such date. VSI, a supplier in the overhead transparency and other book component business, was acquired on June 14, 2007, and its results are included in the Marketing and Publishing Services segment as of such date. Publishing Enterprises, a producer of school memory books and student planners, was acquired on October 1, 2007, and its results are included in the Memory Book segment as of such date.

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.9 million in cash, subject to adjustment. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. All outstanding indebtedness of Phoenix Color was repaid by Phoenix Color in connection with the closing of the merger. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill will be allocated to that segment.

Our three reportable segments as of September 27, 2008 were:

•

Scholastic — provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book — provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services — provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

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

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and general market conditions affecting the timing of decisions and the extent of spending by our customers. We believe these conditions will continue to affect negatively the level of spending by our customers in our Marketing and Publishing Services segment. While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a shift in jewelry metal mix from gold to lesser priced metals for the past year which we believe is attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate the trends we have seen in the first three quarters of 2008 in jewelry volume, metal mix and price will continue into 2009.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of November 3, 2008, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of November 3, 2008, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.6% of the voting interest and approximately 1.7% of the economic interest of Holdings.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in SFAS No. 157. SFAS No. 157 became effective as of the beginning of the Company’s 2008 fiscal year. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring nonfinancial assets and nonfinancial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective as of the beginning of the Company’s 2008 fiscal year. The Company has adopted SFAS No. 159 and has elected not to apply the fair value option to any financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements and potential future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The Company is currently evaluating the impact and disclosure implications of SFAS No. 160 but does not expect it to have a material impact, if any, on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with an early adoption permitted. The Company does not expect this standard to have a material impact, if any, on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures beginning January 1, 2009 and the application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2008 Compared to the Three Months Ended September 29, 2007

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 27, 2008 and September 29, 2007.

	Three months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales	$256,736	$238,396	$18,340	7.7%
Cost of products sold	144,068	136,033	8,035	5.9%

Gross profit	112,668	102,363	10,305	10.1%
% of net sales	43.9%	42.9%

Selling and administrative expenses	94,746	86,918	7,828	9.0%
% of net sales	36.9%	36.5%
Gain on disposal of fixed assets	(96)	(65)	(31)	NM
Special charges	5,702	236	5,466	NM

Operating income	12,316	15,274	(2,958)	(19.4)%
% of net sales	4.8%	6.4%

Interest expense, net	30,925	31,210	(285)	(0.9)%

Loss before income taxes	(18,609)	(15,936)	(2,673)
Benefit from income taxes	(7,547)	(5,131)	(2,416)	(47.1)%

Net loss	$(11,062)	$(10,805)	$(257)	(2.4)%

NM=Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended September 27, 2008 and September 29, 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales
Scholastic	$45,824	$43,983	$1,841	4.2%
Memory Book	74,900	72,060	2,840	3.9%
Marketing and Publishing Services	136,163	122,653	13,510	11.0%
Inter-segment eliminations	(151)	(300)	149	NM

Net sales	$256,736	$238,396	$18,340	7.7%

Operating income
Scholastic	$(17,981)	$(16,186)	$(1,795)	(11.1)%
Memory Book	10,121	9,380	741	7.9%
Marketing and Publishing Services	20,176	22,080	(1,904)	(8.6)%

Operating income	$12,316	$15,274	$(2,958)	(19.4)%

Depreciation and amortization
Scholastic	$6,667	$6,638	$29	0.4%
Memory Book	9,556	8,848	708	8.0%
Marketing and Publishing Services	10,009	6,384	3,625	56.8%

Depreciation and amortization	$26,232	$21,870	$4,362	19.9%

NM = Not meaningful

Net Sales. Consolidated net sales increased $18.3 million, or approximately 7.7%, to $256.7 million for the three months ended September 27, 2008 as compared to $238.4 million for the prior year third quarter period. This increase included incremental sales from the Phoenix Color and Publishing Enterprises acquisitions which accounted for $32.8 million and $1.8 million, respectively. Excluding the impact of these acquisitions, consolidated net sales decreased $16.3 million for the third quarter of 2008 when compared to the third quarter of 2007, a decline of 6.8%.

Net sales of the Scholastic segment increased $1.8 million, or 4.2%, to $45.8 million for the third quarter of 2008 from $44.0 million for the third quarter of 2007. The increase was attributable to higher volumes in our specialty rings.

Net sales of the Memory Book segment increased $2.8 million, or 3.9%, to $74.9 million for the third quarter of 2008 compared to $72.1 million for the third quarter of 2007. The acquisition of assets from Publishing Enterprises made during the fourth quarter of 2007 contributed $1.8 million of this increase, with the remaining $1.0 million resulting from account growth driven by new and enhanced product and service offerings.

Net sales of the Marketing and Publishing Services segment increased $13.5 million, or 11.0%, to $136.2 million for the third quarter of 2008 from $122.7 million for the third quarter of 2007. This increase was attributable to approximately $32.8 million of incremental volume from the acquisition of Phoenix Color, which was offset by lower volumes in our educational book component and direct mail operations.

Gross Profit. Consolidated gross profit increased $10.3 million, or 10.1%, to $112.7 million for the three months ended September 27, 2008 from $102.4 million for the three-month period ended September 29, 2007. As a percentage of net sales, gross profit margin increased to 43.9% for the three months ended September 27, 2008 from 42.9% for the comparative prior year period in 2007. The increase in gross profit was primarily attributable to the Phoenix Color acquisition, which accounted for $10.4 million of the increase but decreased overall gross profit margin by approximately 200 basis points due to relatively lower gross margins compared to our other operations. Excluding acquisitions, gross profit decreased $0.1 million when compared to the third quarter of 2007 with gross profit margin increasing 310 basis points to 46.0% in the third quarter of 2008 from 42.9% for the third quarter of 2007. This increase in gross profit margin was primarily driven by the impact of higher ring prices, offset by higher precious metal costs and a shift in jewelry product mix to lower priced metals in our Scholastic segment.

Selling and Administrative Expenses. Selling and administrative expenses increased $7.8 million, or 9.0%, to $94.7 million for the three months ended September 27, 2008 from $86.9 million for the corresponding period in 2007. As a percentage of net sales, selling and administrative expenses increased to 36.9% for the third fiscal quarter of 2008 from 36.5% for the comparative period in 2007. This increase included $6.9 million of incremental costs resulting from the acquisition of Phoenix Color. Excluding the impact of the Phoenix Color acquisition, total selling and administrative expenses increased $0.9 million to $87.8 million, representing 39.5% of net sales. The increase as a percentage of net sales was due to lower overall sales in the third quarter of 2008 compared to the third quarter of 2007.

Special Charges. Special charges of $5.7 million for the third quarter ended September 27, 2008 included $1.1 million of restructuring charges associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities and the restructuring of certain of Jostens’ international operations and $4.6 million of other special charges. Other special charges of $4.6 million included $3.9 million of non-cash costs, including $3.0 million resulting from the write-off of accumulated foreign currency translation balances associated with the closure of certain of Jostens international operations and $0.9 million of asset impairment charges related to the closure of the Pennsauken, New Jersey facilities. Visant also recorded $0.7 million of other charges related to the closure of the Pennsauken, New Jersey facilities.

Special charges for the three months ended September 29, 2007 included $0.2 million of severance and related benefits for headcount reductions in the Marketing and Publishing Services segment.

Operating Income. As a result of the foregoing, consolidated operating income decreased $3.0 million to $12.3 million for the three months ended September 27, 2008 compared to $15.3 million for the comparable period in 2007. As a percentage of net sales, operating income decreased to 4.8% for the third fiscal quarter of 2008 from 6.4% for the same period in 2007. Excluding the impact of acquisitions, operating income declined $6.6 million to $8.7 million, or 3.9% as a percentage of net sales, from the prior year period in 2007.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Visant:
Interest expense	$15,444	$16,460	$(1,016)	(6.2)%
Amortization of debt discount, premium and deferred financing costs	1,408	1,440	(32)	(2.2)%
Interest income	(55)	(234)	179	NM

Visant interest expense, net	16,797	17,666	(869)	(4.9)%

Holdings:
Interest expense	7,635	7,636	(1)	(0.0)%
Amortization of debt discount, premium and deferred financing costs	6,497	5,910	587	9.9%
Interest income	(4)	(2)	(2)	NM

Holdings interest expense, net	14,128	13,544	584	4.3%

Interest expense, net	$30,925	$31,210	$(285)	(0.9)%

NM=Not meaningful

Net interest expense decreased $0.3 million, or 0.9%, to $30.9 million for the three months ended September 27, 2008 compared to $31.2 million for the comparative prior year period. The decrease was due to lower average interest rates during the three months ended September 27, 2008 compared with the three months ended September 29, 2007.

Income Taxes. The Company has recorded an income tax provision for the three months ended September 27, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended September 27, 2008 were 40.6% and 54.6% for Holdings and Visant, respectively. For the comparable three-month period ended September 29, 2007, the effective tax rates were 32.2% and (24.4%) for Holdings and Visant, respectively. The effective rates of tax benefit for the 2008 period were favorably affected by $1.2 million of net current period adjustments resulting principally from the effects of filing the Company’s 2007 income tax returns. The effective rates of tax benefit for the 2007 period were unfavorably affected by tax and interest accruals considered a net period expense, including adjustments under FIN 48, adjustments to reflect the filing of the Company’s 2006 income tax returns, and adjustments to reflect certain changes in state income tax laws.

Net Loss. As a result of the aforementioned items, net loss increased $0.3 million to $11.1 million for the three months ended September 27, 2008 compared to net loss of $10.8 million for the three months ended September 29, 2007.

Nine Months Ended September 27, 2008 Compared to the Nine Months Ended September 29, 2007

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 27, 2008 and September 29, 2007

	Nine months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales	$1,071,410	$995,712	$75,698	7.6%
Cost of products sold	523,366	481,879	41,487	8.6%

Gross profit	548,044	513,833	34,211	6.7%
% of net sales	51.2%	51.6%

Selling and administrative expenses	343,277	320,060	23,217	7.3%
% of net sales	32.0%	32.1%
(Gain) loss on disposal of fixed assets	(94)	555	(649)	NM
Transaction costs	—	—	—	NM
Special charges	9,588	195	9,393	NM

Operating income	195,273	193,023	2,250	1.2%
% of net sales	18.2%	19.4%

Interest expense, net	93,186	112,412	(19,226)	(17.1)%

Income before income taxes	102,087	80,611	21,476
Provision for income taxes	39,860	31,056	8,804	28.3%

Income from continuing operations	62,227	49,555	12,672	25.6%
Income from discontinued operations, net of tax	—	110,902	(110,902)	NM

Net income	$62,227	$160,457	$(98,230)	(61.2)%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended September 27, 2008 and September 29, 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Net sales
Scholastic	$328,471	$320,384	$8,087	2.5%
Memory Book	366,990	344,435	22,555	6.5%
Marketing and Publishing Services	377,007	331,666	45,341	13.7%
Inter-segment eliminations	(1,058)	(773)	(285)	NM

Net sales	$1,071,410	$995,712	$75,698	7.6%

Operating income
Scholastic	$19,820	$31,284	$(11,464)	(36.6)%
Memory Book	117,511	104,328	13,183	12.6%
Marketing and Publishing Services	57,942	57,411	531	0.9%

Operating income	$195,273	$193,023	$2,250	1.2%

Depreciation and amortization
Scholastic	$20,020	$19,853	$167	0.8%
Memory Book	28,170	26,909	1,261	4.7%
Marketing and Publishing Services	27,769	17,280	10,489	60.7%

Depreciation and amortization	$75,959	$64,042	$11,917	18.6%

NM = Not meaningful

Net Sales. Consolidated net sales increased $75.7 million, or 7.6%, to $1,071.4 million for the nine months ended September 27, 2008 from $995.7 million for the corresponding period in 2007. This increase was attributable to $86.0 million of incremental sales from businesses acquired during 2007 and 2008.

For the nine months ended September 27, 2008, net sales for the Scholastic segment were $328.5 million, an increase of 2.5%, compared to $320.4 million in the prior year comparative period. This $8.1 million increase was attributable to incremental volume driven by the acquisition of Neff, which occurred in the first quarter of 2007 and accounted for $5.6 million, and the impact of higher prices in our jewelry products.

Net sales for the Memory Book segment were $367.0 million for the nine-month period ended September 27, 2008, an increase of $22.6 million or 6.5%, compared to $344.4 million in the comparative prior year period. The increase included $8.7 million of incremental sales from the acquisition of the assets of Publishing Enterprises, which occurred in the fourth quarter of 2007. The remaining increase of $13.9 million was the result of account growth driven by new and enhanced product and service offerings.

Net sales of the Marketing and Publishing Services segment increased $45.3 million, or 13.7%, to $377.0 million during the nine months ended September 27, 2008 from $331.7 million for the comparative nine-month period in 2007. This increase was primarily attributable to $71.8 million of incremental sales from the acquisitions of VSI and Phoenix Color which occurred in 2007 and 2008, partially offset by a $26.5 million decline in volume in our educational book component and direct mail operations.

Gross Profit. Gross profit increased $34.2 million, or 6.7%, to $548.0 million for the nine months ended September 27, 2008 from $513.8 million for the comparative period in 2007. As a percentage of net sales, gross profit margin decreased to 51.2% for the nine months ended September 27, 2008 from 51.6% for the comparative period in 2007. Excluding the incremental impact of businesses acquired, gross profit for the nine months ended September 27, 2008 increased $8.8 million from the comparable 2007 period and as a percentage of net sales increased to 53.0%. The overall increase in gross profit margin was primarily attributable to increased sales volume and prices driven by new and enhanced product and service offerings and operating efficiencies in our Memory Book segment.

Selling and Administrative Expenses. Selling and administrative expenses increased $23.2 million, or 7.3%, to $343.3 million for the nine months ended September 27, 2008 from $320.1 million for the corresponding period in 2007. This increase included incremental expenses due to our acquisitions of Neff, VSI and Phoenix Color, which accounted for $18.8 million of the total dollar increase. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales increased 80 basis points to 32.9% for the first nine months of 2008 from 32.1% for the same period in 2007. This slight increase as a percentage of net sales was primarily due to lower overall sales for the period.

Special Charges. Special charges of $9.6 million for the nine months ended September 27, 2008 included $4.7 million of restructuring costs and $4.9 million of other special charges. The Marketing and Publishing Services segment incurred $2.8 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions of two employees. The Scholastic segment incurred $0.2 million of restructuring charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.0 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.2 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included was $1.7 million in our Marketing and Publishing Services segment in connection with the Pennsauken, New Jersey facilities closures which included $0.9 million for a non-cash asset impairment charge.

Special charges for the nine months ended September 29, 2007 represented $0.2 million of severance and related benefits related to headcount reductions in the Marketing and Publishing Services segment. These costs were partially offset by a reversal of less than $0.1 million related to previous severance and related benefit accruals associated with headcount reductions in the Scholastic and Memory Book segments.

Operating Income. As a result of the foregoing, consolidated operating income increased $2.3 million, or 1.2%, to $195.3 million for the nine months ended September 27, 2008 from $193.0 million for the comparative period in 2007. As a percentage of net sales, operating income decreased to 18.2% for the first nine months of 2008 from 19.4% for the comparative period in 2007. Excluding the impact of acquisitions, operating income decreased $4.3 million or 20 basis points to 19.2% as a percentage of net sales.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	September 27, 2008	September 29, 2007	$ Change	% Change
Visant:
Interest expense	$47,762	$60,146	$(12,384)	(20.6)%
Amortization of debt discount, premium and deferred financing costs	4,230	13,005	(8,775)	(67.5)%
Interest income	(700)	(917)	217	NM

Visant interest expense, net	51,292	72,234	(20,942)	(29.0)%

Holdings:
Interest expense	22,907	22,906	1	0.0%
Amortization of debt discount, premium and deferred financing costs	18,991	17,276	1,715	9.9%
Interest income	(4)	(4)	—	NM

Holdings interest expense, net	41,894	40,178	1,716	4.3%

Interest expense, net	$93,186	$112,412	$(19,226)	(17.1)%

NM = Not meaningful

Net interest expense decreased $19.2 million, or 17.1%, to $93.2 million for the nine months ended September 27, 2008 as compared to $112.4 million for the comparative prior year period. The decrease was due to lower average outstanding debt balances, reduced amortization and deferred financing costs resulting from early paydown of outstanding debt obligations and lower average interest rates during the nine months ended September 27, 2008 when compared to the same prior year period.

Income Taxes. The Company has recorded an income tax provision for the nine months ended September 27, 2008 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2008 are 39.9% and 38.7% for Holdings and Visant, respectively, before consideration of the effect of $0.3 million of tax and interest expense accruals for unrecognized tax benefits and $1.2 of other net income tax adjustments considered a current period tax benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 39.0% and 38.1% for Holdings and Visant, respectively, for the nine-month period ended September 27, 2008. The annual estimated effective tax rates for fiscal year 2008 increased from annual estimates made in the second quarter of 2008 due to the effect of a decrease in forecasted taxable income for the year. The effective tax rates for the period also included the favorable effects of $1.2 million of net current period adjustments resulting principally from the effects of filing the Company’s 2007 income tax returns.

For the comparable nine-month period ended September 29, 2007, the effective rates of income tax expense for Holdings and Visant were 38.5% and 38.3%, respectively. These rates approximate the rates for the nine-month period ended September 27, 2008.

In connection with the acquisition of Phoenix Color, the Company recorded net deferred tax liabilities of approximately $21.7 million. As of the date of acquisition of Phoenix Color, the Company estimated that Phoenix Color had federal net operating loss carryforwards of $31.0 million subject to adjustment for the unfiled tax returns prior to acquisition. The net operating loss carryforwards expire in periods beginning in 2019.

Income from Discontinued Operations. During the second quarter of 2007, we consummated the sale of the Company’s Von Hoffmann businesses, which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. The sale closed on May 16, 2007 with the Company recognizing net proceeds of $401.8 million and a gain for financial reporting purposes of $98.4 million on the transaction during the nine months ended September 29, 2007. Operations for the Von Hoffmann businesses resulted in income of $11.1 million for the nine months ended September 29, 2007.

During the second quarter of 2006, we consummated the sale of our Jostens Photography businesses, which previously comprised a reportable segment. Results for the nine months ended September 29, 2007 for the Jostens Photography businesses included income of $0.4 million.

We also had income of $1.0 million, net of tax, for the nine months ended September 29, 2007 from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 resulted from the reversal of an accrual for potential exposure for which the Company does not believe it is likely to have an ongoing liability.

Net Income. As a result of the aforementioned items, net income decreased $98.2 million, or 61.2%, to $62.2 million for the nine months ended September 27, 2008 compared to net income of $160.5 million for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2008 and 2007 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
In thousands	September 27, 2008	September 29, 2007
Net cash provided by operating activities	$94,525	$24,370
Net cash (used in) provided by investing activities	(256,072)	296,928
Net cash provided by (used in) financing activities	124,027	(320,077)
Effect of exchange rate changes on cash	(254)	1,506

(Decrease) increase in cash and cash equivalents	$(37,774)	$2,727

For the nine months ended September 27, 2008, operating activities generated cash of $94.5 million compared with $24.4 million for the same prior year period. Included in cash flows from operating activities for the nine months ended September 29, 2007 was cash used in discontinued operations of $4.3 million. Consequently, the cash provided by continuing operations was $94.5 million and $28.7 million for the respective first nine months of 2008 and 2007. The increase in cash provided by operating activities from continuing operations of $65.8 million was primarily attributable to lower cash taxes paid of $45.4 million, as well as higher cash earnings. The reduction in cash taxes paid was due to timing with outflows anticipated in the fourth quarter of 2008 as well as the reduction in cash taxes resulting from the deductibility of certain transaction costs from the acquisition of Phoenix Color and the utilization of certain net operating losses acquired from Phoenix Color.

Net cash used in investing activities for the nine months ended September 27, 2008 was $256.1 million, compared with $296.9 million provided by investing activities for the comparative 2007 period. The $553.0 million change was primarily driven by proceeds of $401.8 million generated from the sale of the Von Hoffmann businesses in the second quarter of 2007. Included in cash flows from investing activities was cash provided by discontinued operations of $396.1 million for the nine-month period ended September 29, 2007. Consequently, the cash used in continuing operations for the nine months ended September 27, 2008 and September 29, 2007 was $256.1 million and $99.2 million, respectively. The $156.9 million decrease in cash from investing activities from continuing operations related primarily to the acquisition of Phoenix Color, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.9 million in cash, subject to adjustment. The Phoenix Color acquisition was financed with approximately $102.9 million of cash on hand and $120.0 million of borrowings under the Company’s revolving line of credit. During the comparable period in 2007, we used $51.8 million of cash for investing activities for businesses acquired during that period. In addition, our capital expenditures relating to purchases of property, plant and equipment were $33.7 million during the nine months ended September 27, 2008, or $15.3 million lower than the comparable 2007 period.

Net cash provided by financing activities for the nine months ended September 27, 2008 was $124.0 million, compared with cash used for financing activities of $320.1 million for the comparative 2007 period. The $444.1 million increase related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400.0 million on its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its term loan C facility for 2007 through mid-2011. Additionally, the Company increased average borrowings under its revolving line of credit during the nine months ended September 27, 2008 in the amount of $48.7 million primarily in connection with the acquisition of Phoenix Color.

During the nine months ended September 27, 2008, Visant transferred approximately $16.1 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments of $15.3 million on its $350 million 8.75% senior notes due 2013, as well as to repurchase common stock from a management stockholder totaling $0.7 million. The repurchase was included in Holdings’ condensed consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

As of September 27, 2008, we had cash and cash equivalents of $21.9 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $108.9 million of additional availability under Visant’s revolving credit facility as of September 27, 2008. We use cash primarily for debt service obligations, capital expenditures and to fund other working capital requirements. We intend to fund ongoing operations through cash generated by operations and borrowings under the revolving credit facility.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of September 27, 2008, the Company was not aware of any material noncompliance with its financial covenants.

Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance. Based upon the current level of operations, we believe that cash flows from operations, available cash and short-term investments, together with borrowings available under

Visant’s senior secured credit facilities, are adequate to meet our liquidity needs for the next twelve months. Based on market and other considerations, we may decide to refinance certain existing indebtedness or raise additional funds through debt or equity financings. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financings or some combination thereof.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended September 27, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.

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

During the quarter ended September 27, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended September 27, 2008, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended September 27, 2008. For additional information, refer to Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended September 27, 2008, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except (a) on September 3, 2008, Holdings granted an aggregate of 2,403 options to purchase Class A Common Stock, subject to vesting, with an exercise price of $248.25 per share, to an employee under the 2004 Plan in accordance with Section 4(2) of the Securities Act; and (b) on September 8, 2008, Holdings granted 2,000 options to purchase Class A Common Stock, subject to vesting, with an exercise price of $248.25 per share, to an employee under the 2004 Plan in accordance with Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

10.1	Form of Long-Term Incentive Award Letter.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: November 12, 2008	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 12, 2008	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 12, 2008	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 12, 2008	/s/ Paul B. Carousso
Paul B. Carousso
Vice President, Finance
(principal financial and accounting officer)