Form 10-Q
period 2009-04-04
VISANT HOLDING CORP; VISANT CORP
filed 2009-05-19
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

or

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
(Incorporated in Delaware)
357 Main Street
Armonk, New York 10504
Telephone: (914) 595-8200

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that each registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether either of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 11, 2009, there were 5,985,267 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to Form 10-Q.

Each registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months.

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

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net sales	$265,543	$247,040
Cost of products sold	127,779	128,118

Gross profit	137,764	118,922
Selling and administrative expenses	114,894	105,328
Gain on disposal of fixed assets	(49)	(20)
Special charges	1,489	1,451

Operating income	21,430	12,163
Interest expense, net	28,764	30,273

Loss before income taxes	(7,334)	(18,110)
Benefit from income taxes	(2,666)	(6,755)

Net loss	$(4,668)	$(11,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 4, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$167,091	$118,273
Accounts receivable, net	116,959	138,919
Inventories, net	137,170	104,226
Salespersons overdrafts, net of allowance of $8,324 and $8,144, respectively	29,450	28,046
Income tax receivable	7,751	4,710
Prepaid expenses and other current assets	21,588	20,085
Deferred income taxes	15,020	14,923

Total current assets	495,029	429,182

Property, plant and equipment	433,735	422,138
Less accumulated depreciation	(213,242)	(200,376)

Property, plant and equipment, net	220,493	221,762
Goodwill	1,005,385	1,006,014
Intangibles, net	588,140	602,462
Deferred financing costs, net	23,221	25,108
Other assets	15,282	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,351,531	$2,303,710

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$137,000	$137,000
Accounts payable	53,233	54,529
Accrued employee compensation and related taxes	36,217	43,496
Commissions payable	33,945	22,870
Customer deposits	240,689	183,869
Interest payable	19,300	14,632
Other accrued liabilities	33,033	35,047

Total current liabilities	553,417	491,443

Long-term debt	1,413,700	1,413,700
Deferred income taxes	157,385	161,323
Pension liabilities, net	56,101	57,462
Other noncurrent liabilities	38,158	40,192

Total liabilities	2,218,761	2,164,120

Mezzanine equity	8,938	9,823
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,985,267 and 5,978,629 shares at April 4, 2009 and January 3, 2009
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at April 4, 2009 and January 3, 2009
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at April 4, 2009 and January 3, 2009	60	60
Additional paid-in-capital	173,523	175,579
Accumulated deficit	(24,647)	(19,979)
Treasury stock	—	(336)
Accumulated other comprehensive loss	(25,104)	(25,557)

Total stockholders’ equity	123,832	129,767

Total liabilities, mezzanine equity and stockholders’ equity	$2,351,531	$2,303,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net loss	$(4,668)	$(11,355)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,696	10,206
Amortization of intangible assets	14,345	12,367
Amortization of debt discount, premium and deferred financing costs	1,884	7,608
Other amortization	153	157
Deferred income taxes	(4,551)	(4,693)
Gain on sale of assets	(49)	(20)
Stock-based compensation	196	122
Loss on asset impairments	(47)	—
Changes in assets and liabilities:
Accounts receivable	21,785	7,852
Inventories	(32,973)	(40,058)
Salespersons overdrafts	(1,423)	(493)
Prepaid expenses and other current assets	(1,649)	(2,978)
Accounts payable and accrued expenses	(5,182)	6,664
Customer deposits	56,919	49,457
Commissions payable	11,095	5,963
Income taxes receivable	167	(3,407)
Interest payable	4,668	17,038
Other	(7,274)	(2,896)

Net cash provided by operating activities	64,092	51,534

Purchases of property, plant and equipment	(14,918)	(13,685)
Proceeds from sale of property and equipment	87	47
Acquisition of businesses, net of cash acquired	—	(10)
Additions to intangibles	(33)	—

Net cash used in investing activities	(14,864)	(13,648)

Net short-term repayments	—	(714)
Repurchase of common stock and payments for stock-based awards	—	(744)

Net cash used in financing activities	—	(1,458)

Effect of exchange rate changes on cash and cash equivalents	(410)	441

Increase in cash and cash equivalents	48,818	36,869
Cash and cash equivalents, beginning of period	118,273	59,710

Cash and cash equivalents, end of period	$167,091	$96,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net sales	$265,543	$247,040
Cost of products sold	127,779	128,118

Gross profit	137,764	118,922
Selling and administrative expenses	114,558	105,167
Gain on disposal of fixed assets	(49)	(20)
Special charges	1,489	1,451

Operating income	21,766	12,324
Interest expense, net	14,146	16,441

Income (loss) before income taxes	7,620	(4,117)
Provision for (benefit from) income taxes	3,496	(1,407)

Net income (loss)	$4,124	$(2,710)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	April 4, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$166,557	$117,601
Accounts receivable, net	116,959	138,919
Inventories, net	137,170	104,226
Salespersons overdrafts, net of allowance of $8,324 and $8,144, respectively	29,450	28,046
Prepaid expenses and other current assets	21,588	20,133
Deferred income taxes	15,020	14,923

Total current assets	486,744	423,848

Property, plant and equipment	433,735	422,138
Less accumulated depreciation	(213,242)	(200,376)

Property, plant and equipment, net	220,493	221,762
Goodwill	1,005,385	1,006,014
Intangibles, net	588,140	602,462
Deferred financing costs, net	14,202	15,605
Other assets	15,282	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,334,227	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$137,000
Accounts payable	53,233	54,529
Accrued employee compensation and related taxes	36,217	43,496
Commissions payable	33,945	22,870
Customer deposits	240,689	183,869
Income taxes payable	5,706	3,034
Interest payable	646	10,112
Other accrued liabilities	30,232	35,047

Total current liabilities	537,668	489,957

Long-term debt	816,500	816,500
Deferred income taxes	194,536	198,018
Pension liabilities, net	56,101	57,462
Other noncurrent liabilities	37,544	39,635

Total liabilities	1,642,349	1,601,572

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at April 4, 2009 and January 3, 2009	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at April 4, 2009 and January 3, 2009	—	—
Additional paid-in-capital	606,749	606,749
Accumulated earnings	110,233	106,109
Accumulated other comprehensive loss	(25,104)	(25,557)

Total stockholder’s equity	691,878	687,301

Total liabilities and stockholder’s equity	$2,334,227	$2,288,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net income (loss)	$4,124	$(2,710)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,696	10,206
Amortization of intangible assets	14,345	12,367
Amortization of debt discount, premium and deferred financing costs	1,400	1,411
Other amortization	153	157
Deferred income taxes	(4,124)	(2,577)
Gain on sale of assets	(49)	(20)
Loss on asset impairments	(47)	—
Changes in assets and liabilities:
Accounts receivable	21,785	7,852
Inventories	(32,973)	(40,058)
Salespersons overdrafts	(1,423)	(493)
Prepaid expenses and other current assets	(1,649)	(2,978)
Accounts payable and accrued expenses	(5,182)	6,637
Customer deposits	56,919	49,457
Commissions payable	11,095	5,963
Income taxes payable	5,901	(174)
Interest payable	(9,466)	9,402
Other	(7,275)	(2,822)

Net cash provided by operating activities	64,230	51,620

Purchases of property, plant and equipment	(14,918)	(13,685)
Proceeds from sale of property and equipment	87	47
Acquisition of business, net of cash acquired	—	(10)
Additions to intangibles	(33)	—

Net cash used in investing activities	(14,864)	(13,648)

Net short-term repayments	—	(714)
Distribution to stockholder	—	(744)

Net cash used in financing activities	—	(1,458)

Effect of exchange rate changes on cash and cash equivalents	(410)	441

Increase in cash and cash equivalents	48,956	36,955
Cash and cash equivalents, beginning of period	117,601	59,142

Cash and cash equivalents, end of period	$166,557	$96,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are those of:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which include Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings including $247.2 million of Holdings’ 10.25% senior discount notes due 2013, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.4 million and $1.9 million for the quarters ended April 4, 2009 and March 29, 2008, respectively.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.4 million and $1.3 million for each of the quarters ended April 4, 2009 and March 29, 2008, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of April 4, 2009 and January 3, 2009.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total compensation expense related to stock options of $0.2 million and $0.1 million for the three-month periods ended April 4, 2009 and March 29, 2008, respectively, which is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of April 4, 2009 and January 3, 2009, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until periods beginning after November 15, 2008. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted SFAS No. 141(R) as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 141(R) did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 160 did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 161 did not have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company adopted FSP No. FAS 142-3 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 142-3 did not have a material impact on its financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits, and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The

Company is currently evaluating the impact of the adoption of FSP No. FAS 132(R)-1 but does not expect there to be a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP FAS 115-2 and FAS 124-2 to have a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP No. FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. FAS 107-1, APB 28-1 but does not expect there to be a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP No. FAS 157-4 to have a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This FSP is effective for assets and liabilities arising from contingencies in business combinations that are consummated on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP No. FAS 141(R)-1 but does not expect there to be a material impact, if any, on its financial statements.

3.	The Transactions

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments (the “Transactions”) through the consolidation of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. and its subsidiaries (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest of Holdings, with the remainder held by other co-investors and certain members of management. As of April 4, 2009, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 40.9%, respectively, of the voting interest of Holdings, while each held approximately 44.5% of the economic interest of Holdings. As of April 4, 2009, the other co-investors held approximately 8.3% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.8% of the voting interest and approximately 1.9% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

Special charges for the first quarter ended April 4, 2009 included $0.2 million of restructuring charges associated with the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions of 21 employees in the Marketing and Publishing Services segment. Also included were $0.7 million and $0.3 million of restructuring charges related to cost reduction initiatives taken in our Scholastic and Memory Book operations, respectively. The associated employee headcount reductions were 14 and 12, respectively.

During the three months ended March 29, 2008, the Company recorded $0.6 million of restructuring charges related to the closure of Jostens’ Attleboro, Massachusetts facility in the Scholastic segment. Additionally, the Scholastic segment recorded charges of $0.5 million of severance and related benefits associated with the headcount reduction of 23 employees. The Marketing and Publishing Services segment recorded charges of $0.3 million related to severance costs that reduced headcount by one employee.

Restructuring accruals of $1.5 million and $2.4 million as of April 4, 2009 and January 3, 2009, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through April 4, 2009, the Company incurred $28.6 million of employee severance and related benefit costs related to initiatives during the period from 2004 to April 4, 2009, which affected an aggregate of 879 employees. As of April 4, 2009, the Company had paid $27.1 million in cash related to these initiatives.

Changes in the restructuring accruals during the first fiscal quarter of 2009 were as follows:

In thousands	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance at January 3, 2009	$—	$2,395	$33	$2,428
Restructuring charges	1,285	245	—	1,530
Severance paid	(476)	(1,966)	(7)	(2,449)

Balance at April 4, 2009	$809	$674	$26	$1,509

The Company expects the majority of the remaining severance related to the 2009, 2008 and 2007 initiatives to be paid by the end of 2009.

5.	Acquisitions

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $222.9 million in cash. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. All outstanding indebtedness of Phoenix Color was repaid by Phoenix Color in connection with the closing of the merger. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill is allocated to that segment. None of the goodwill or intangible assets will be amortizable for tax purposes.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Phoenix Color acquisition was as follows:

In thousands	April 4, 2009
Current assets	$38,366
Property, plant and equipment	29,132
Intangible assets	138,267
Goodwill	69,184
Long-term assets	855
Current liabilities	(10,939)
Long-term liabilities	(41,951)

$222,914

In connection with the purchase accounting related to the acquisition of Phoenix Color, the intangible assets and goodwill approximated $207.5 million which consisted of:

In thousands	April 4, 2009
Customer relationships	$104,000
Trademarks	18,000
Restrictive covenants	16,267
Goodwill	69,184

$207,451

Customer relationships are being amortized over a fifteen-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is three years.

This acquisition is not considered material to the Company’s results of operations, financial position or cash flows.

6.	Comprehensive (Loss) Income

The following amounts were included in determining comprehensive loss for Holdings as of the dates indicated:

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net loss	$(4,668)	$(11,355)
Change in cumulative translation adjustment	604	862
Pension and other postretirement benefit plans, net of tax	(151)	—

Comprehensive loss	$(4,215)	$(10,493)

The following amounts were included in determining comprehensive income (loss) for Visant as of the dates indicated:

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net income (loss)	$4,124	$(2,710)
Change in cumulative translation adjustment	604	862
Pension and other postretirement benefit plans, net of tax	(151)	—

Comprehensive income (loss)	$4,577	$(1,848)

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	April 4, 2009	January 3, 2009
Trade receivables	$132,298	$151,250
Allowance for doubtful accounts	(4,482)	(4,308)
Allowance for sales returns	(10,857)	(8,023)

Accounts receivable, net	$116,959	$138,919

Net inventories were comprised of the following:

In thousands	April 4, 2009	January 3, 2009
Raw materials and supplies	$41,167	$43,491
Work-in-process	55,989	33,990
Finished goods	40,014	26,745

Inventories	$137,170	$104,226

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at April 4, 2009 and January 3, 2009 was $17.2 million and $22.2 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.1 million and $0.2 million for each of the three-month periods ended April 4, 2009 and March 29, 2008, respectively. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

The Company adopted SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	April 4, 2009
Balance at beginning of period	$1,006,014
Goodwill additions during the period	—
Reduction in goodwill	(605)
Currency translation	(24)

Balance at end of period	$1,005,385

Reduction in goodwill during the three months ended April 4, 2009 related to the finalization of the Phoenix Color purchase price allocation.

Goodwill has been allocated to our reporting segments as follows:

In thousands	April 4, 2009	January 3, 2009
Scholastic	$305,806	$305,806
Memory Book	391,383	391,407
Marketing and Publishing Services	308,196	308,801

	$1,005,385	$1,006,014

Information regarding other intangible assets is as follows:

		April 4, 2009			January 3, 2009
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(187,759)	$142,241	$330,000	$(179,540)	$150,460
Internally developed software	2 to 5 years	10,700	(10,700)	—	10,700	(10,700)	—
Patented/unpatented technology	3 years	20,061	(16,922)	3,139	20,029	(16,721)	3,308
Customer relationships	4 to 40 years	161,313	(25,208)	136,105	161,313	(22,415)	138,898
Restrictive covenants	3 to 10 years	80,067	(41,892)	38,175	91,241	(49,925)	41,316

		602,141	(282,481)	319,660	613,283	(279,301)	333,982
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$870,621	$(282,481)	$588,140	$881,763	$(279,301)	$602,462

Amortization expense related to other intangible assets was $14.3 million and $12.4 million for the three months ended April 4, 2009 and March 29, 2008, respectively. During the first fiscal quarter of 2009, approximately $11.1 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of April 4, 2009, estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is $47.8 million, $58.0 million, $56.0 million, $52.3 million, $12.8 million and $11.5 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	April 4, 2009	January 3, 2009
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount with semi-annual interest payments of $12.7 million, principal due and payable at maturity - December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.50% at April 4, 2009 and 2.45% at January 3, 2009, with semi-annual interest payments, principal due and payable at maturity - October 1, 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings under our revolving credit facilities	137,000	137,000

	$1,550,700	$1,550,700

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for senior secured credit facilities in an aggregate amount of $1,270 million, consisting of $150.0 million of a Term Loan A facility, an $870.0 million Term Loan B facility and $250 million of revolving credit facilities, and issued $500 million aggregate principal amount of 7.625% senior subordinated notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

Visant’s obligations under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., a direct wholly-owned subsidiary of Holdings and the parent of Visant, and by Visant’s material current and future domestic subsidiaries. The obligations of Visant’s principal Canadian operating subsidiary under the senior secured credit facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary Holdings Corp., by Visant, by Visant’s material current and future domestic subsidiaries, and by Visant’s other current and future Canadian subsidiaries. Visant’s obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary Holdings Corp. and Visant’s material current and future domestic subsidiaries, including but not limited to:

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed. Visant’s senior secured facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million. Additionally, restrictions under the Visant senior subordinated note indenture may limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. Any additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of April 4, 2009, the Company was in compliance with all covenants under its material debt obligations.

As of April 4, 2009, there was $137.0 million outstanding in the form of short term borrowings under the domestic revolving line of credit under the senior secured credit facilities. Also outstanding as of April 4, 2009 was approximately $14.0 million in the form of letters of credit, leaving $99.0 million available under the revolving credit facilities at such date.

11.	Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. As of April 4, 2009 and January 3, 2009, there were no contracts related to these activities outstanding.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of April 4, 2009, the Company had purchase commitments totaling $6.8 million with delivery dates occurring through 2009. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of SFAS No. 133.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time the Company may be involved in remedial and compliance efforts.

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs during the period of December 2006 through May 2007, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens has filed various petitions with Customs disputing Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, Customs has withdrawn its penalty notice but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty-free status and has extended an offer in compromise for Customs’ consideration to resolve the matter. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens has agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired, to June 20, 2010. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any additional potential liability pending further communication with Customs. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

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

The Company has recorded an income tax benefit for the three months ended April 4, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2009 are 38.5% and 38.2% for Holdings and Visant, respectively, before consideration of the effects of $0.1 million of net tax and interest expense accruals for unrecognized tax benefits and $0.1 million of other net income tax adjustments considered a current period tax expense. The other net income tax adjustments considered a current period tax expense consisted of $0.5 million of tax expense for Visant and $0.4 million of tax benefit for Holdings on a separate company basis resulting in consolidated income tax expense of $0.1 million. This current period tax adjustment was recorded to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax filing regulations. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 36.4% and 45.9% for Holdings and Visant, respectively, for the three-month period ended April 4, 2009.

For the comparable three-month period ended March 29, 2008, the effective rates of income tax benefit for Holdings and Visant were 37.3% and 34.2%, respectively. These rates were lower than the estimated effective tax rate for the full year because the rate of tax benefit was reduced by the effect of tax adjustments considered a current period tax expense. For the quarter ended April 4, 2009, the effective tax rate for Visant was greater than the estimated effective tax rate for the full year because Visant reported a comparatively small earnings amount for the first quarter. Accordingly, the effect of $0.6 million of current period tax expense had a significantly unfavorable effect resulting in a 45.9% tax rate. The Company does not expect the unfavorable tax rates reported for the quarter ended April 4, 2009 to continue in future quarters because the relative significance of the unfavorable effect of current period tax expense adjustments will decrease as earnings increase over amounts reported for the quarter ended April 4, 2009.

As described in Note 5, Acquisitions, the Company, through a merger, acquired the common stock of Phoenix Color on April 1, 2008. In connection with the acquisition, the Company recorded net deferred tax liabilities of $21.5 million including $11.7 million of deferred tax assets for the value of federal and state net operating loss carryforwards. The acquired federal net operating loss was approximately $30.8 million. As of January 3, 2009, the remaining net operating loss carryforward was approximately $28.6 million which expires in years 2019 through 2027.

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

During the three months ended April 4, 2009, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.1 million consisting of $0.2 million of current income tax expense and $0.1 million of deferred income tax benefit. The Company’s gross unrecognized tax benefit liability is included in other noncurrent liabilities and, at April 4,

2009, totaled $16.1 million, including interest and penalty accruals of $2.5 million. At January 3, 2009, the Company’s gross unrecognized tax benefit liability totaled $16.0 million, including interest and penalty accruals of $2.3 million.

The Company’s income tax filings for 2004 to 2007 are subject to examination in the U.S. federal tax jurisdiction. During the quarter ended April 4, 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2003 to 2007 periods, none of which was individually material. During the quarter ended April 4, 2009, the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with CRA’s reassessment of tax years 1996 and 1997. The Company has filed requests with the IRS and CRA seeking relief from double taxation in connection with CRA’s proposed transfer price adjustments. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. During the next twelve months, the Company does not expect that there will be a significant change in the unrecognized tax benefit liability as of April 4, 2009.

14.	Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
Service cost	$1,212	$1,399	$2	$3
Interest cost	4,324	4,124	31	34
Expected return on plan assets	(6,471)	(6,490)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial (gain) loss	—	(6)	6	3

Net periodic benefit income	$(1,121)	$(1,159)	$(30)	$(29)

As of January 3, 2009, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2009 due to the funded status of the plans. This expectation had not changed as of April 4, 2009, but the Company continues to monitor its obligation in light of market conditions. For the three months ended April 4, 2009, the Company did not make any contributions to its qualified pension plans and contributed $0.5 million and less than $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. These payments to the non-qualified pension are consistent with the expected amounts, and postretirement welfare plans are slightly lower than the amounts disclosed as of January 3, 2009.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of April 4, 2009, there were 288,010 shares available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of April 4, 2009, there were 93,960 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and sale participation agreement. As of April 4, 2009, there were 256,982 options vested under the 2004 Plan and 32,698 unvested and subject to vesting.

The Company recognizes compensation expense related to all equity awards based on the fair values of the awards at the grant date. For the three-month periods ended April 4, 2009 and March 29, 2008, the Company recognized total compensation expense related to stock options of approximately $0.2 million and $0.1 million, respectively, which is included in selling and administrative expense.

In each of the three-month periods ended April 4, 2009 and March 29, 2008, the Company did not grant options under the 2004 Plan.

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 3, 2009	341	$46.66
Exercised	(41)	$36.52

Outstanding at April 4, 2009	300	$48.05

Vested or expected to vest at April 4, 2009	300	$48.05

Exercisable at April 4, 2009	267	$43.36

The weighted average remaining contractual life of outstanding options at April 4, 2009 was approximately 6.5 years.

16.	Business Segments

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	April 4, 2009	March 29, 2008	$ Change	% Change
Net sales
Scholastic	$154,159	$139,022	$15,137	10.9%
Memory Book	8,513	8,640	(127)	(1.5%)
Marketing and Publishing Services	103,130	99,805	3,325	3.3%
Inter-segment eliminations	(259)	(427)	168	NM

	$265,543	$247,040	$18,503	7.5%

Operating income (loss)
Scholastic	$23,794	$12,606	$11,188	88.8%
Memory Book	(15,536)	(16,062)	526	(3.3%)
Marketing and Publishing Services	13,172	15,619	(2,447)	(15.7%)

	$21,430	$12,163	$9,267	76.2%

Depreciation and Amortization
Scholastic	$7,770	$7,078	$692	9.8%
Memory Book	9,078	8,913	165	1.9%
Marketing and Publishing Services	8,346	6,739	1,607	23.8%

	$25,194	$22,730	$2,464	10.8%

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the management services agreement, during the term, the Sponsors receive an annual advisory fee of $3.0 million that is payable quarterly and which increases by 3% per year. The Company paid $0.8 million as advisory fees to the Sponsors for each of the three-month periods ended April 4, 2009 and March 29, 2008. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

The Company from time to time transacts business with affiliates of its Sponsors. The Company has retained Capstone Consulting from time to time to provide certain of our businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. We made no payments for the three months ended April 4, 2009 and paid $0.2 million for the three months ended March 29, 2008 for services provided by them. Although neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone Consulting, KKR has provided financing to Capstone Consulting. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in Holdings’ Class A Common Stock and was granted 13,527 options to purchase Holdings’ Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and other parties, and CoreTrust shares a portion of such fees with the KKR affiliate.

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

The following presentation has been revised to reflect the following changes from the presentation for prior periods for: (i) The impact of intercompany interest expense in Visant’s “Equity (earnings) loss in subsidiary, net of tax” line. We previously presented equity (earnings) loss in subsidiaries, net of tax for Visant (excluding its subsidiaries) without adjusting the amount in the “Visant” column for intercompany interest expense. In such previous presentation, the intercompany interest expense was adjusted in the “Eliminations” column. (ii) A quarterly allocation of certain costs to the Guarantors in the “Cost of products sold” line. The Company previously presented these certain costs in the “Cost of products sold” line for Visant for all quarterly periods with an adjustment for allocation to the Guarantors of such costs during the fourth quarter and full year periods. The accompanying condensed consolidating statements of operations and cash flows for the three months ended March 29, 2008 reflect this revised presentation. The “Non-Guarantors” columns have not been impacted by any of the foregoing. There was no impact on the condensed consolidated financial statements for the periods presented.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$259,898	$10,306	$(4,661)	$265,543
Cost of products sold	—	124,599	7,781	(4,601)	127,779

Gross profit	—	135,299	2,525	(60)	137,764
Selling and administrative expenses	(29)	112,240	2,347	—	114,558
Gain on sale of assets	—	(49)	—	—	(49)
Special charges	—	1,489	—	—	1,489

Operating income	29	21,619	178	(60)	21,766
Net interest expense	16,321	10,492	45	(12,712)	14,146

(Loss) income before income taxes	(16,292)	11,127	133	12,652	7,620
Provision for (benefit from) income taxes	726	2,744	49	(23)	3,496

(Loss) income from operations	(17,018)	8,383	84	12,675	4,124
Equity (earnings) loss in subsidiary, net of tax	(21,142)	(84)	—	21,226	—

Net income (loss)	$4,124	$8,467	$84	$(8,551)	$4,124

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 29, 2008

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	(a	)	$—	$240,121	$11,200	$(4,281)	$247,040
Cost of products sold			—	124,092	7,920	(3,894)	128,118

Gross profit			—	116,029	3,280	(387)	118,922
Selling and administrative expenses			(11)	102,045	3,133	—	105,167
Gain on sale of assets			—	(20)	—	—	(20)
Special charges			—	1,170	281	—	1,451

Operating income (loss)			11	12,834	(134)	(387)	12,324
Net interest expense			16,768	13,965	27	(14,319)	16,441

(Loss) before income taxes			(16,757)	(1,131)	(161)	13,932	(4,117)
Provision for (benefit from) income taxes			584	(1,756)	(84)	(151)	(1,407)

(Loss) income from continuing operations			(17,341)	625	(77)	14,083	(2,710)
Equity (earnings) loss in subsidiary, net of tax	(b	)	(14,631)	77	—	14,554	—

Net (loss) income	(c	)	$(2,710)	$548	$(77)	$(471)	$(2,710)

(a) - Originally reported in the “Visant” column as $(3,928). Originally reported in the “Guarantor” column as $128,020.

(b) - Originally reported in the “Visant” column as $3,380. Originally reported in the “Eliminations” column as $(3,457).

(c) - Originally reported in the “Visant” column as $(16,793). Originally reported in the “Guarantor” column as $(3,380). Originally reported in the “Eliminations” column as $17,540.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$150,910	$5,971	$9,676	$—	$166,557
Accounts receivable, net	1,083	107,334	8,542	—	116,959
Inventories, net	—	135,148	2,152	(130)	137,170
Salespersons overdrafts, net	—	28,208	1,242	—	29,450
Prepaid expenses and other current assets	1,436	19,526	626	—	21,588
Intercompany receivable	9,376	21,703	—	(31,079)	—
Deferred income taxes	(436)	15,456	—	—	15,020

Total current assets	162,369	333,346	22,238	(31,209)	486,744
Property, plant and equipment, net	653	219,772	68	—	220,493
Goodwill	—	983,450	21,935	—	1,005,385
Intangibles, net	—	578,876	9,264	—	588,140
Deferred financing costs, net	14,202	—	—	—	14,202
Intercompany receivable	836,890	316,167	43,041	(1,196,098)	—
Other assets	2,006	13,193	83	—	15,282
Investment in subsidiaries	663,358	79,355	—	(742,713)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,679,478	$2,528,140	$96,629	$(1,970,020)	$2,334,227

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$—	$—	$—	$137,000
Accounts payable	2,897	46,175	4,171	(10)	53,233
Accrued employee compensation and related taxes	8,741	26,303	1,173	—	36,217
Customer deposits	—	231,957	8,732	—	240,689
Commissions payable	—	33,458	487	—	33,945
Income taxes payable	4,781	45	930	(50)	5,706
Interest payable	602	44	—	—	646
Intercompany payable	98	29,571	1,400	(31,069)	—
Other accrued liabilities	1,051	28,676	505	—	30,232

Total current liabilities	155,170	396,229	17,398	(31,129)	537,668
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable	—	1,196,178	—	(1,196,178)	—
Deferred income taxes	(1,191)	195,851	(124)	—	194,536
Pension liabilities, net	(582)	56,683	—	—	56,101
Other noncurrent liabilities	17,703	19,841	—	—	37,544

Total liabilities	987,600	1,864,782	17,274	(1,227,307)	1,642,349
Stockholder’s equity	691,878	663,358	79,355	(742,713)	691,878

	$1,679,478	$2,528,140	$96,629	$(1,970,020)	$2,334,227

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$102,517	$6,499	$8,585	$—	$117,601
Accounts receivable, net	984	124,897	13,038	—	138,919
Inventories, net	—	102,921	1,375	(70)	104,226
Salespersons overdrafts, net	—	27,204	842	—	28,046
Prepaid expenses and other current assets	2,423	17,154	508	—	20,085
Intercompany receivable	5,946	43,144	—	(49,042)	48
Deferred income taxes	(491)	15,414	—	—	14,923

Total current assets	111,379	337,233	24,348	(49,112)	423,848
Property, plant and equipment, net	719	220,965	78	—	221,762
Goodwill	—	984,055	21,959	—	1,006,014
Intangibles, net	—	593,198	9,264	—	602,462
Deferred financing costs, net	15,605	—	—	—	15,605
Intercompany receivable	1,139,709	174,935	43,353	(1,357,997)	—
Other assets	1,990	13,132	79	—	15,201
Investment in subsidiaries	654,438	79,271	—	(733,709)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$—	$—	$—	$137,000
Accounts payable	2,934	48,342	3,257	(4)	54,529
Accrued employee compensation and related taxes	7,827	33,617	2,052	—	43,496
Customer deposits	—	177,035	6,834	—	183,869
Commissions payable	—	22,159	711	—	22,870
Income taxes payable	8,455	(6,755)	1,361	(27)	3,034
Interest payable	10,096	16	—	—	10,112
Intercompany payable	9,886	38,500	4,008	(52,394)	—
Other accrued liabilities	1,443	31,890	1,714	—	35,047

Total current liabilities	177,641	344,804	19,937	(52,425)	489,957
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable	226,151	1,128,533	—	(1,354,684)	—
Deferred income taxes	(2,443)	200,588	(127)	—	198,018
Pension liabilities, net	74	57,388	—	—	57,462
Other noncurrent liabilities	18,616	21,019	—	—	39,635

Total liabilities	1,236,539	1,752,332	19,810	(1,407,109)	1,601,572
Stockholder’s equity	687,301	654,438	79,271	(733,709)	687,301

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income (loss)	$4,124	$8,467	$84	$(8,551)	4,124
Other cash (used in) provided by operating activities	(28,680)	75,460	1,419	11,907	60,106

Net cash (used in) provided by operating activities	(24,556)	83,927	1,503	3,356	64,230
Purchases of property, plant and equipment	—	(14,916)	(2)	—	(14,918)
Additions to intangibles	—	(33)	—	—	(33)
Proceeds from sale of property and equipment	—	87	—	—	87

Net cash used in investing activities	—	(14,862)	(2)	—	(14,864)
Intercompany payable (receivable)	72,949	(69,593)	—	(3,356)	—

Net cash provided by (used in) financing activities	72,949	(69,593)	—	(3,356)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(410)	—	(410)

Increase (decrease) in cash and cash equivalents	48,393	(528)	1,091	—	48,956
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$150,910	$5,971	$9,676	$—	$166,557

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 29, 2008

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	(a	)	$(2,710)	$548	$(77)	$(471)	$(2,710)
Other cash provided by operating activities	(b	)	35,506	17,191	15	1,618	54,330

Net cash provided by (used in) operating activities			32,796	17,739	(62)	1,147	51,620
Purchases of property, plant, and equipment			1	(13,686)	—	—	(13,685)
Proceeds from sale of property and equipment			—	47	—	—	47
Acquisition of business, net of cash acquired			(10)	—	—	—	(10)

Net cash used in investing activities			(9)	(13,639)	—	—	(13,648)
Net short-term borrowings			—	—	(714)	—	(714)
Intercompany payable (receivable)			16,235	(15,078)	—	(1,157)	—
Distribution to shareholder			(744)	—	—	—	(744)

Net cash provided by (used in) financing activities			15,491	(15,078)	(714)	(1,157)	(1,458)
Effect of exchange rate changes on cash and cash equivalents			—	1	430	10	441

Increase (decrease) in cash and cash equivalents			48,278	(10,977)	(346)	—	36,955
Cash and cash equivalents, beginning of period			40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period			$89,005	$(162)	$7,254	$—	$96,097

(a)	- Originally reported in the “Visant” column as $(16,793). Originally reported in the “Guarantor” column as $(3,380). Originally reported in the “Eliminations” column as $17,540.
(b)	- Originally reported in the “Visant” column as $49,589. Originally reported in the “Guarantor” column as $21,119. Originally reported in the “Eliminations” column as $(16,393).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, management’s discussion and analysis of financial condition and results of operations is provided with respect to Holdings, which has materially the same financial condition and results of operations as Visant, except for stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions and disruptions in the credit markets;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. postal services and the failure of our sampling systems to comply with U.S. postal regulations;

•	labor disturbances;

•	environmental regulations;

•	the outcome of litigation;

•	the impact of changes in applicable law and regulations;

•	the textbook adoption cycle and levels of government funding for education spending; and

•	control by our stockholders.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price. Holdings (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

In May 2007, we completed the sale of our Von Hoffmann Holdings Inc., Von Hoffmann Corporation and Anthology, Inc. businesses (the “Von Hoffmann businesses”), which previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment.

During 2007, we expanded our business with the acquisitions of Neff Holding Company and its wholly owned subsidiary, Neff Motivation, Inc. (“Neff”), Visual Systems, Inc. (“VSI”) and Publishing Enterprises, Incorporated. Neff, a single source provider of custom awards programs and apparel, including chenille letters and letter jackets, was acquired on March 16, 2007, and its results are included in the Scholastic segment as of such date. VSI, a supplier of overhead transparencies and book components, was acquired on June 14, 2007, and its results are included in the Marketing and Publishing Services segment as of such date. On October 1, 2007, we acquired substantially all of the assets and certain liabilities of Publishing Enterprises, Incorporated, a producer of school memory books and student planners, and its results are included in the Memory Book segment as of such date.

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color, a leading book component manufacturer. The results of Phoenix Color are reported as part of the Marketing and Publishing Services segment from its acquisition date.

Our three reportable segments as of April 4, 2009 consist of:

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

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations is concentrated in the fourth quarter, primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which typically commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and market conditions affecting the timing of decisions and the extent of spending by our customers. We believe these conditions, particularly the weakness in the advertising environment and decline in activity in the elementary and high school publishing business, will continue to affect negatively the level of spending by our customers in our Marketing and Publishing Services segment. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising media that we compete with, have created increasing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational strength.

While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a shift in jewelry metal mix from gold to lesser priced metals for the past year which we believe is attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices.

We have initiated several efforts to contain costs and drive efficiency, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to implement additional initiatives focused on cost reduction and containment to address the continuing challenging environment.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of May 11, 2009, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 40.9%, respectively, of Holdings’ voting interest, while each held approximately 44.5% of Holdings’ economic interest. As of May 11, 2009, the other co-investors held approximately 8.3% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.8% of the voting interest and approximately 1.9% of the economic interest of Holdings.

The Transactions were accounted for as a contribution of interests under common control.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, FSP No. FAS 157-2 and FSP No. FAS 157-3. FSP No. FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until periods beginning after November 15, 2008. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. The Company adopted SFAS No. 157 as of the beginning of fiscal year 2008, with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things: impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted SFAS No. 141(R) as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 141(R) did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of SFAS No. 160 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 160 did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 161 did not have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP will require certain additional disclosures for the Company’s 2009 fiscal year and the application to useful life estimates prospectively for intangible assets acquired after December 15, 2008. The Company adopted FSP No. FAS 142-3 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 142-3 did not have a material impact on its financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pension and Other Postretirement Benefits, and provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. FAS 132(R)-1 but does not expect there to be a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP FAS 115-2 and FAS 124-2 to have a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP No. FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. FAS 107, APB 28-1 but does not expect there to be a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly FSP No. FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect FSP No. FAS 157-4 to have a material impact, if any, on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This FSP is effective for assets and liabilities arising from contingencies in business combinations that are consummated on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP No. FAS 141(R)-1 but does not expect there to be a material impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended April 4, 2009 Compared to the Three Months Ended March 29, 2008

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 4, 2009 and March 29, 2008.

	Three months ended
In thousands	April 4, 2009	March 29, 2008	$ Change	% Change
Net sales	$265,543	$247,040	$18,503	7.5%
Cost of products sold	127,779	128,118	(339)	(0.3%)

Gross profit	137,764	118,922	18,842	15.8%
% of net sales	51.9%	48.1%

Selling and administrative expenses	114,894	105,328	9,566	9.1%
% of net sales	43.3%	42.6%

Gain on disposal of fixed assets	(49)	(20)	(29)	NM
Special charges	1,489	1,451	38	NM

Operating income	21,430	12,163	9,267	76.2%
% of net sales	8.1%	4.9%

Interest expense, net	28,764	30,273	(1,509)	(5.0%)

Loss before income taxes	(7,334)	(18,110)	10,776
Benefit from income taxes	(2,666)	(6,755)	4,089	60.5%

Net loss	$(4,668)	$(11,355)	$6,687	58.9%

NM=Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 4, 2009 and March 29, 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	April 4, 2009	March 29, 2008	$ Change	% Change
Net sales
Scholastic	$154,159	$139,022	$15,137	10.9%
Memory Book	8,513	8,640	(127)	(1.5%)
Marketing and Publishing Services	103,130	99,805	3,325	3.3%
Inter-segment eliminations	(259)	(427)	168	NM

Net sales	$265,543	$247,040	$18,503	7.5%

Operating income (loss)
Scholastic	$23,794	$12,606	$11,188	(88.8%)
Memory Book	(15,536)	(16,062)	526	(3.3%)
Marketing and Publishing Services	13,172	15,619	(2,447)	(15.7%)

Operating income	$21,430	$12,163	$9,267	76.2%

Depreciation and amortization
Scholastic	$7,770	$7,078	$692	9.8%
Memory Book	9,078	8,913	165	1.9%
Marketing and Publishing Services	8,346	6,739	1,607	23.8%

Depreciation and amortization	$25,194	$22,730	$2,464	10.8%

Net Sales. Consolidated net sales increased $18.5 million, or approximately 7.5%, to $265.5 million for the three months ended April 4, 2009 as compared to $247.0 million for the prior year first fiscal quarter. This included incremental sales from the Phoenix Color acquisition which accounted for approximately $26.3 million of the total increase. Excluding the impact of this acquisition, consolidated net sales decreased $7.8 million for the first fiscal quarter of 2009 when compared to the first fiscal quarter of 2008, a decline of 3.2%.

Net sales of the Scholastic segment increased $15.2 million, or 10.9%, to $154.2 million for the first fiscal quarter of 2009 from $139.0 million for the first fiscal quarter of 2008. The increase was primarily attributable to higher volume for jewelry and graduation products, including a shift in timing of customer orders into the first fiscal quarter of 2009 from the second fiscal quarter of 2009. This increase was slightly offset by a shift in metal mix to lower priced metals in our jewelry products.

Net sales of the Memory Book segment decreased $0.1 million to $8.5 million for the first fiscal quarter of 2009 compared to $8.6 million for the first fiscal quarter of 2008. The decrease was primarily due to lower volume from our commercial printing customers.

Net sales of the Marketing and Publishing Services segment increased $3.3 million, or 3.3%, to $103.1 million for the first fiscal quarter of 2009 from $99.8 million for the first fiscal quarter of 2008. This increase was primarily attributable to approximately $26.3 million of incremental volume from the acquisition of Phoenix Color which was offset by lower volumes in our educational book component, sampling and direct marketing operations.

Gross Profit. Consolidated gross profit increased $18.9 million, or 15.9%, to $137.8 million for the three months ended April 4, 2009 from $118.9 million for the three-month period ended March 29, 2008. As a percentage of net sales, gross profit margin increased to 51.9% for the three months ended April 4, 2009 from 48.1% for the comparative prior year period in 2008. Gross profit margin decreased by approximately 160 basis points due to the impact of Phoenix Color’s comparatively lower gross margins. Excluding this impact, gross profit margin increased approximately 540 basis points to 53.5% in the first fiscal quarter of 2009. This increase in gross profit margin, primarily driven by the impact of increased volumes and prices in our jewelry and graduation products as well as the impact of lower precious metal costs year over year, was offset slightly by a shift to lower priced metals in our jewelry products.

Selling and Administrative Expenses. Selling and administrative expenses increased $9.6 million, or 9.1%, to $114.9 million for the three months ended April 4, 2009 from $105.3 million for the corresponding period in 2008. As a percentage of net sales, selling and administrative expenses increased to 43.3% for the first fiscal quarter of 2009 from 42.6% for the comparative period in 2008. This increase included $6.3 million of incremental costs resulting from the acquisition of Phoenix Color, including $2.9 million of non-cash amortization expense. Excluding the impact of the Phoenix Color acquisition, total selling and administrative expenses increased $3.3 million to $108.6 million, representing 45.4% of net sales. The increase as a percentage of net sales was due to lower overall sales in the first quarter of 2009 compared to the first quarter of 2008.

Special Charges. Special charges for the first quarter ended April 4, 2009 included $0.2 million of restructuring charges associated with the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions of 21 employees in the Marketing and Publishing Services segment. Also included were $0.7 million and $0.3 million of restructuring charges related to cost reduction initiatives in our Scholastic and Memory Book operations, respectively. The associated employee headcount reductions were 14 and 12, respectively.

Special charges for the three months ended March 29, 2008 included $0.6 million of restructuring charges related to the closure of Jostens’ Attleboro, Massachusetts facility in the Scholastic segment. Additionally, the Scholastic segment recorded charges of $0.5 million of severance and related benefits associated with the headcount reduction of 23 employees. The Marketing and Publishing Services segment recorded charges of $0.3 million related to severance costs that reduced headcount by one employee.

Operating Income. As a result of the foregoing, consolidated operating income increased $9.2 million to $21.4 million for the three months ended April 4, 2009 compared to $12.2 million for the comparable period in 2008. As a percentage of net sales, operating income increased to 8.1% for the first fiscal quarter of 2009 from 4.9% for the same period in 2008.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended		$ Change	% Change
In thousands	April 4, 2009	March 29, 2008
Holdings:
Interest expense	$14,134	$7,635	$6,499	85.1%
Amortization of debt discount, premium and deferred financing costs	484	6,197	(5,713)	(92.2%)

Holdings interest expense, net	14,618	13,832	786	5.7%

Visant:
Interest expense	12,883	15,634	(2,751)	(17.6%)
Amortization of debt discount, premium and deferred financing costs	1,400	1,411	(11)	(0.8%)
Interest income	(137)	(604)	467	NM

Visant interest expense, net	14,146	16,441	(2,295)	(14.0%)

Interest expense, net	$28,764	$30,273	$(1,509)	(5.0%)

NM=Not meaningful

Net interest expense decreased $1.5 million, or 5.0%, to $28.8 million for the three months ended April 4, 2009 compared to $30.3 million for the comparative prior year period, primarily due to lower average interest rates.

Income Taxes. The Company has recorded an income tax provision for the three months ended April 4, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended April 4, 2009 were 36.4% and 45.9% for Holdings and Visant, respectively. For the comparable three-month period ended March 29, 2008, the effective tax rates were 37.3% and

34.2% for Holdings and Visant, respectively. The effective tax rates for both Holdings and Visant were unfavorably affected by tax adjustments considered a period expense for both the 2009 and the 2008 quarters. Visant’s tax rate for the quarter ended April 4, 2009 was significantly higher than its estimated effective rate for the full year due to the unfavorable effect of $0.6 million of current period tax expense adjustments primarily related to the effect on deferred tax balances of changes in state income tax filing regulations. The unfavorable effect on Visant was largely offset by a favorable effect on Holdings’ effective tax rate. The Company does not expect the unfavorable tax rates reported for the quarter ended April 4, 2009 to continue in future quarters because the unfavorable effect of current period tax expense adjustments will decrease as earnings increase over amounts reported for the first quarter.

Net Loss. As a result of the aforementioned items, net loss decreased $6.7 million to $4.7 million for the three months ended April 4, 2009 compared to net loss of $11.4 million for the three months ended March 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2009 and 2008 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	April 4, 2009	March 29, 2008
Net cash provided by operating activities	$64,092	$51,534
Net cash used in investing activities	(14,864)	(13,648)
Net cash used in financing activities	—	(1,458)
Effect of exchange rate changes on cash	(410)	441

Increase in cash and cash equivalents	$48,818	$36,869

For the three months ended April 4, 2009, operating activities generated cash of $64.1 million compared with $51.5 million for the comparable prior year period. The increase in cash provided by operating activities of $12.6 million was primarily attributable to higher cash earnings and lower net working capital for the three months ended April 4, 2009 versus the comparable 2008 period.

Net cash used in investing activities for the three months ended April 4, 2009 was $14.9 million, compared with $13.6 million used in investing activities for the comparative 2008 period. The $1.3 million change was primarily driven by increased capital expenditures relating to purchases of property, plant and equipment.

There were no financing activities for the three months ended April 4, 2009. Net cash used in financing activities for the three months ended March 29, 2008 of $1.5 million related to the repayment of short-term borrowings of $0.7 million and the repurchase of common stock from a stockholder of $0.7 million.

During the three months ended March 29, 2008, Visant transferred approximately $0.7 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to repurchase common stock from a management stockholder. The repurchase was included in Holdings’ condensed consolidated balance sheet as treasury stock and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements. No cash amounts were transferred for the three months ended April 4, 2009.

We use cash generated from operations primarily for debt service obligations, capital expenditures and to fund other working capital requirements. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future refinancings of our debt. Based upon the current level of operations, we anticipate that cash flow from operations, available cash and cash equivalents are adequate to meet our liquidity needs for the next twelve months.

We have substantial debt service requirements. As of April 4, 2009, we had total indebtedness of $1,550.7 million (exclusive of letters of credit outstanding) and cash and cash equivalents of $167.1 million. Our principal sources of liquidity are cash flow from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $99.0 million available under Visant’s $250.0 million revolving credit facilities as of April 4, 2009. As of April 4, 2009, Visant had $316.5 million outstanding under the Term C Loan facility, $500.0 million outstanding under the Visant senior subordinated notes, $350.0 million outstanding under the Holdings senior notes, $247.2 million outstanding under the Holdings discount notes, $137.0 million outstanding under its domestic revolving credit facility and an additional $14.0 million outstanding in the form of standby letters of credit under its secured credit facilities. Visant is currently pursuing an amendment to the senior secured credit facilities to extend the term of the revolving credit facilities to expire in 2011. The proposed amendment also provides for reduction in the commitments under the revolving credit facilities to an amount equal to $100.0 million. Our revolving credit facilities mature in accordance with their terms on October 4, 2009.

Our ability to refinance our debt or undertake alternative financing plans will depend on the credit markets and our financial condition at the time of such refinancing or other undertaking. The extent of any impact of credit market conditions on our ability to refinance our debt or undertake alternative financing plans will depend on several factors, including our operating cash flows, the duration of tight credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Visant senior secured credit facilities, the indentures governing the Holdings senior notes and senior discount notes and the indenture governing the Visant senior subordinated notes, may restrict certain of our alternatives.

We may decide to raise additional funds through debt or equity financings. The possibility of consummating any such financing will be subject to conditions in the capital markets. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all, particularly as a result of constrained capital and credit markets.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of April 4, 2009, the Company was in compliance with all covenants under its material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended April 4, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.

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

During the quarter ended April 4, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described in Note 12, Commitments and Contingencies, to the condensed financial statements, during the three months ended April 4, 2009, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended April 4, 2009. For additional information, refer to Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended April 4, 2009, we did not issue or sell securities pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except that at the end of the first fiscal quarter of 2009, an aggregate of 20,577 shares of Holdings’ Class A Common Stock were issued to two former employees in connection with the net cashless exercise of vested options by such former employees in connection with their separation from service.

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

VISANT HOLDING CORP.

Date: May 19, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: May 19, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 19, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: May 19, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)