Form 10-Q
period 2009-07-04
VISANT HOLDING CORP; VISANT CORP
filed 2009-08-18
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

or

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

As of August 10, 2009, there were 5,985,267 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

Visant Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction (H)(2) to Form 10-Q.

Each registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months.

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

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$498,829	$567,634	$764,372	$814,674
Cost of products sold	206,492	251,180	334,271	379,298

Gross profit	292,337	316,454	430,101	435,376
Selling and administrative expenses	130,791	143,203	245,685	248,531
(Gain) loss on disposal of fixed assets	(181)	22	(230)	2
Special charges	10,932	2,435	12,421	3,886

Operating income	150,795	170,794	172,225	182,957
Interest expense, net	28,885	31,988	57,649	62,261

Income before income taxes	121,910	138,806	114,576	120,696
Provision for income taxes	47,294	54,162	44,628	47,407

Net income	$74,616	$84,644	$69,948	$73,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	July 4, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$62,108	$118,273
Accounts receivable, net	136,422	138,919
Inventories, net	82,040	104,226
Salespersons overdrafts, net of allowance of $7,988 and $8,144, respectively	15,383	28,046
Income tax receivable	—	4,710
Prepaid expenses and other current assets	12,547	20,085
Deferred income taxes	15,020	14,923

Total current assets	323,520	429,182

Property, plant and equipment	427,223	422,138
Less accumulated depreciation	(217,478)	(200,376)

Property, plant and equipment, net	209,745	221,762
Goodwill	1,004,208	1,006,014
Intangibles, net	577,198	602,462
Deferred financing costs, net	23,495	25,108
Other assets	11,002	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,153,149	$2,303,710

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Short-term borrowings	$—	$137,000
Accounts payable	42,559	54,529
Accrued employee compensation and related taxes	38,627	43,496
Commissions payable	42,982	22,870
Customer deposits	72,825	183,869
Income taxes payable	36,455	—
Interest payable	15,487	14,632
Other accrued liabilities	29,429	35,047

Total current liabilities	278,364	491,443

Long-term debt	1,413,700	1,413,700
Deferred income taxes	153,121	161,323
Pension liabilities, net	54,615	57,462
Other noncurrent liabilities	45,968	40,192

Total liabilities	1,945,768	2,164,120

Mezzanine equity	9,008	9,823
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,985,267 and 5,978,629 shares at July 4, 2009 and January 3, 2009
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at July 4, 2009 and January 3, 2009
Class C $.01 par value; authorized 1 share; issued and outstanding: $1 share at July 4, 2009 and January 3, 2009	60	60
Additional paid-in-capital	173,442	175,579
Accumulated earnings (deficit)	49,969	(19,979)
Treasury stock	—	(336)
Accumulated other comprehensive loss	(25,098)	(25,557)

Total stockholders' equity	198,373	129,767

Total liabilities, mezzanine equity and stockholders' equity	$2,153,149	$2,303,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	July 4, 2009	June 28, 2008
Net income	$69,948	$73,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,590	21,735
Amortization of intangible assets	28,858	27,677
Amortization of debt discount, premium and deferred financing costs	4,231	15,316
Other amortization	307	315
Deferred income taxes	(8,911)	5,540
(Gain) loss on sale of assets	(230)	2
Stock-based compensation	386	282
Excess tax benefit from share based arrangements	(2,909)	—
Loss on asset impairments	4,412	—
Changes in assets and liabilities:
Accounts receivable	1,733	(33,244)
Inventories	22,298	15,619
Salespersons overdrafts	12,734	14,112
Prepaid expenses and other current assets	12,129	8,215
Accounts payable and accrued expenses	(7,550)	10,889
Customer deposits	(111,554)	(117,164)
Commissions payable	20,100	22,075
Income taxes payable/receivable	43,998	35,562
Interest payable	855	(177)
Other	(4,046)	(1,036)

Net cash provided by operating activities	108,379	99,007

Purchases of property, plant and equipment	(22,932)	(21,868)
Proceeds from sale of property and equipment	290	138
Acquisition of business, net of cash acquired	1,432	(221,422)
Additions to intangibles	(49)	—
Other investing activities, net	—	(481)

Net cash used in investing activities	(21,259)	(243,633)

Net decrease in book overdrafts	—	2,253
Net short-term (repayments) borrowings	(137,000)	103,586
Repurchase of common stock and payments for stock-based awards	(5,796)	(1,258)
Excess tax benefit from share based arrangements	2,909	—
Debt financing costs	(2,619)	—

Net cash (used in) provided by financing activities	(142,506)	104,581

Effect of exchange rate changes on cash and cash equivalents	(779)	427

Decrease in cash and cash equivalents	(56,165)	(39,618)
Cash and cash equivalents, beginning of period	118,273	59,710

Cash and cash equivalents, end of period	$62,108	$20,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$498,829	$567,634	$764,372	$814,674
Cost of products sold	206,492	251,180	334,271	379,298

Gross profit	292,337	316,454	430,101	435,376
Selling and administrative expenses	130,496	142,960	245,054	248,127
(Gain) loss on disposal of fixed assets	(181)	22	(230)	2
Special charges	10,932	2,435	12,421	3,886

Operating income	151,090	171,037	172,856	183,361
Interest expense, net	14,410	18,054	28,556	34,495

Income before income taxes	136,680	152,983	144,300	148,866
Provision for income taxes	52,230	58,758	55,726	57,351

Net income	$84,450	$94,225	$88,574	$91,515

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	July 4, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$61,679	$117,601
Accounts receivable, net	136,422	138,919
Inventories, net	82,040	104,226
Salespersons overdrafts, net of allowance of $7,988 and $8,144, respectively	15,383	28,046
Prepaid expenses and other current assets	12,548	20,133
Deferred income taxes	15,020	14,923

Total current assets	323,092	423,848

Property, plant and equipment	427,223	422,138
Less accumulated depreciation	(217,478)	(200,376)

Property, plant and equipment, net	209,745	221,762
Goodwill	1,004,208	1,006,014
Intangibles, net	577,198	602,462
Deferred financing costs, net	14,959	15,605
Other assets	11,002	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,144,185	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$137,000
Accounts payable	42,559	54,529
Accrued employee compensation and related taxes	38,627	43,496
Commissions payable	42,982	22,870
Customer deposits	72,825	183,869
Income taxes payable	39,953	3,034
Interest payable	10,823	10,112
Other accrued liabilities	29,379	35,047

Total current liabilities	277,148	489,957

Long-term debt	816,500	816,500
Deferred income taxes	190,272	198,018
Pension liabilities, net	54,615	57,462
Other noncurrent liabilities	45,297	39,635

Total liabilities	1,383,832	1,601,572

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at July 4, 2009 and January 3, 2009	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at July 4, 2009 and January 3, 2009	—	—
Additional paid-in-capital	590,768	606,749
Accumulated earnings	194,683	106,109
Accumulated other comprehensive loss	(25,098)	(25,557)

Total stockholder’s equity	760,353	687,301

Total liabilities and stockholder’s equity	$2,144,185	$2,288,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	July 4, 2009	June 28, 2008
Net income	$88,574	$91,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,590	21,735
Amortization of intangible assets	28,858	27,677
Amortization of debt discount, premium and deferred financing costs	3,264	2,822
Other amortization	307	315
Deferred income taxes	(8,484)	9,805
Gain on sale of assets	(230)	2
Loss on asset impairments	4,412	—
Changes in assets and liabilities:
Accounts receivable	1,733	(33,244)
Inventories	22,298	15,619
Salespersons overdrafts	12,734	14,112
Prepaid expenses and other current assets	12,129	8,215
Accounts payable and accrued expenses	(7,550)	10,889
Customer deposits	(111,554)	(117,164)
Commissions payable	20,100	22,075
Income taxes payable	36,872	41,241
Interest payable	711	(135)
Other	(4,048)	(1,535)

Net cash provided by operating activities	121,716	113,944

Purchases of property, plant and equipment	(22,932)	(21,868)
Proceeds from sale of property and equipment	290	138
Acquisition of business, net of cash acquired	1,432	(221,422)
Additions to intangibles	(49)	—
Other investing activities, net	—	(481)

Net cash used in investing activities	(21,259)	(243,633)

Net decrease in book overdrafts	—	2,253
Net short-term (repayments) borrowings	(137,000)	103,586
Distribution to stockholder	(15,981)	(16,057)
Debt financing costs	(2,619)	—

Net cash (used in) provided by financing activities	(155,600)	89,782

Effect of exchange rate changes on cash and cash equivalents	(779)	427

Decrease in cash and cash equivalents	(55,922)	(39,480)
Cash and cash equivalents, beginning of period	117,601	59,142

Cash and cash equivalents, end of period	$61,679	$19,662

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

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings including $247.2 million of Holdings’ 10.25% senior discount notes due 2013 and $350.0 million of Holdings’ 8.75% senior notes due 2013.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.4 million and $1.6 million for the quarters ended July 4, 2009 and June 28, 2008, respectively. Advertising expense totaled $2.8 million for the six months ended July 4, 2009 and $3.4 million for the six months ended June 28, 2008.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.2 million for each of the quarters ended July 4, 2009 and June 28, 2008. For the six months ended July 4, 2009 and June 28, 2008, the total net warranty costs were $2.6 million and $2.4 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of July 4, 2009 and January 3, 2009.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $0.2 million for each of the three-month periods ended July 4, 2009 and June 28, 2008, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.4 million and $0.3 million for the six-month periods ended July 4, 2009 and June 28, 2008, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. In accordance with SAB No. 107, Share-Based Payment, such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of July 4, 2009 and January 3, 2009, respectively.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted SFAS No. 141(R) as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 141(R) did not have a material impact on its financial statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2/ FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2/ FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. FAS 115-2/ FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 115-2/ FAS 124-2 for the quarter ended July 4, 2009. The Company’s adoption of FSP No. FAS 115-2/ FAS 124-2 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP No. FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 107-1, APB 28-1 for the quarter ended July 4, 2009. The Company’s adoption of FSP No. FAS 107-1, APB 28-1 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 157-4 for the quarter ended July 4, 2009. The Company’s adoption of FSP No. FAS 157-4 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This FSP is effective for assets and liabilities arising from contingencies in business combinations that are consummated on or after December 15, 2008. The Company adopted FSP No. FAS 141(R)-1 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 141(R)-1 did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This standard requires the disclosure of the date through which subsequent events were evaluated for each interim and annual period but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS No. 165, consistent with prior practice, an entity must recognize the effect of subsequent events on our financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company has adopted SFAS No. 165 for the quarter ended July 4, 2009 and, accordingly, has evaluated all subsequent events through August 18, 2009, the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of SFAS No. 165 did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The issuance of SFAS No. 168 does not change generally accepted accounting principles; it will, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, and the Company does not expect there to be a material impact, if any, on its financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, DLJMBP III and certain of its affiliates held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. As of July 4, 2009, an affiliate of KKR and DLJMBP III and certain of its affiliates (the “Sponsors”) held approximately 49.0% and 40.9%, respectively, of Holdings’ voting interest, while each held approximately 44.5% of the Holdings’ economic interest. As of July 4, 2009, the other co-investors held approximately 8.3% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.8% of the voting interest and approximately 1.9% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

During the three months ended July 4, 2009, the Company recorded $6.5 million of restructuring costs and $4.4 million of other special charges. The Memory Book segment incurred $3.8 million of restructuring costs for severance and related benefits primarily associated with the announced closure of the Winston-Salem, North Carolina facility and certain other reductions in force. The Scholastic segment incurred $0.1 million of severance and related benefits. The Marketing and Publishing Services segment incurred $1.8 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.2 million of other shutdown related costs and $0.6 million of other severance and related benefits. Other special charges for the three months ended July 4, 2009 included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash facility related asset impairment charges related to facility consolidation activity in the Memory Book segment. Also included in other special charges for the Marketing and Publishing Services segment was $1.4 million of non-cash asset impairment charges related to facility consolidation activity. The associated employee headcount reductions related to the above actions were three, 219 and 118 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the six-month period ended July 4, 2009, the Company recorded $8.0 million of restructuring costs and $4.4 million of other special charges. Restructuring charges included $0.7 million of cost reduction initiatives in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in the Memory Book segment in connection with the announced closure of the Winston-Salem, North Carolina facility and certain other reductions in force. Additionally, the Marketing and Publishing Services segment incurred $1.8 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.3 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.2 million of other shutdown related costs and $0.9 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash asset impairment charges in the Memory Book segment related to the announced closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 17, 231 and 139 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

During the three months ended June 28, 2008, the Company recorded $2.1 million of restructuring charges. The Marketing and Publishing Services segment recorded charges of $1.2 million related to the closure of the Pennsauken, New Jersey facilities associated with a headcount reduction of approximately 206 employees and $0.3 million related to other special charges in the Marketing and Publishing Services segment. Additionally, the Scholastic and Memory Book segments recorded charges for severance and related benefits of $0.5 million and $0.4 million, respectively. The associated employee headcount reductions were eight and 23, respectively.

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

Restructuring accruals of $6.9 million and $2.4 million as of July 4, 2009 and January 3, 2009, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through July 4, 2009, the Company incurred $35.0 million of employee severance and related benefit costs related to initiatives during the period from the closing of the Transactions in 2004 to July 4, 2009, which affected an aggregate of 1,219 employees. As of July 4, 2009, the Company had paid $28.1 million in cash related to these initiatives.

Changes in the restructuring accruals during the second fiscal quarter of 2009 were as follows:

In thousands	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance at January 3, 2009	$—	$2,395	$33	$2,428
Restructuring charges	7,417	586	—	8,003
Severance paid	(1,075)	(2,426)	(7)	(3,508)

Balance at July 4, 2009	$6,342	$555	$26	$6,923

The Company expects the majority of the remaining severance related to the 2009, 2008 and 2007 initiatives to be paid by the end of 2010.

5.	Acquisitions

On April 1, 2008, the Company announced the completion of the acquisition of Phoenix Color Corp. (“Phoenix Color”), a book component manufacturer, including cash on hand of $1.3 million and restrictive covenants with certain key Phoenix Color stockholders, for approximately $221.5 million in cash. The acquisition was accomplished through a merger of a wholly owned subsidiary of Visant and Phoenix Color, with Phoenix Color as the surviving entity. All outstanding indebtedness of Phoenix Color was repaid by Phoenix Color in connection with the closing of the merger. The results of the Phoenix Color operations are reported as part of the Marketing and Publishing Services segment from the acquisition date, and as such, all of its goodwill is allocated to that segment. None of the goodwill or intangible assets will be amortizable for tax purposes.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Phoenix Color acquisition was as follows:

In thousands
Current assets	$38,366
Property, plant and equipment	29,132
Intangible assets	138,267
Goodwill	67,946
Long-term assets	855
Current liabilities	(10,939)
Long-term liabilities	(42,145)

$221,482

In connection with the purchase accounting related to the acquisition of Phoenix Color, the intangible assets and goodwill approximated $206.2 million which consisted of:

In thousands
Customer relationships	$104,000
Trademarks	18,000
Restrictive covenants	16,267
Goodwill	67,946

$206,213

Customer relationships are being amortized over a fifteen-year period. The restrictive covenants are being amortized over the average life of the respective agreements, of which the average term is three years.

This acquisition is not considered material to the Company’s results of operations, financial position or cash flows.

6.	Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three months ended		Six months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$74,616	$84,644	$69,948	$73,289
Change in cumulative translation adjustment	157	(77)	761	785
Pension and other postretirement benefit plans, net of tax	(151)	(239)	(302)	(239)

Comprehensive income	$74,622	$84,328	$70,407	$73,835

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three months ended		Six months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$84,450	$94,225	$88,574	$91,515
Change in cumulative translation adjustment	157	(77)	761	785
Pension and other postretirement benefit plans, net of tax	(151)	(239)	(302)	(239)

Comprehensive income	$84,456	$93,909	$89,033	$92,061

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	July 4, 2009	January 3, 2009
Trade receivables	$152,845	$151,250
Allowance for doubtful accounts	(4,586)	(4,308)
Allowance for sales returns	(11,837)	(8,023)

Accounts receivable, net	$136,422	$138,919

Net inventories were comprised of the following:

In thousands	July 4, 2009	January 3, 2009
Raw materials and supplies	$35,199	$43,491
Work-in-process	29,235	33,990
Finished goods	17,606	26,745

Inventories	$82,040	$104,226

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at July 4, 2009 and January 3, 2009 was $16.8 million and $22.2 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.1 million and $0.2 million for the three-month periods ended July 4, 2009 and June 28, 2008, respectively. The consignment fees expensed for the six months ended July 4, 2009 and June 28, 2008 were $0.3 and $0.4 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 that defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the six months ended July 4, 2009, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded impairment charges of approximately $4.4 million mainly in connection with the closure of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facilities and the Attleboro, Massachusetts facility. The fair value for the long-lived assets held and used was based on the present value of discounted cash flows based on the highest and best use. The fair value for the long-lived assets held for sale was based on quoted purchase agreements with third parties. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2009 as defined by SFAS No. 157, on a nonrecurring basis.

	Fair Value Measurements Using
In thousands	Fair Value July 4, 2009	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Gains/(Losses)
Long-lived assets held and used	$1,000			$1,000	($2,595)
Long-lived assets held for sale	$3,800		$3,800		($1,817)

In addition to the methods and assumptions we use to record the fair value of financial and non-financial instruments as discussed above, we used the following methods and assumptions to estimate the fair value of our financial instruments as required by SFAS No. 107, Disclosures about Fair Values of Financial Instruments. As of July 4, 2009, the fair value of the Holdings discount notes, Holdings senior notes and Visant senior subordinated notes were based on quoted market prices and the fair value of our Term Loan C facility was estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $246.3 million at July 4, 2009. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $343.9 million at July 4, 2009. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $498.8 million at July 4, 2009. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $311.8 million at July 4, 2009. Refer to Note 10, Debt, for additional disclosure in relation to our debt instruments.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	July 4, 2009
Balance at beginning of period	$1,006,014
Goodwill additions during the period	—
Reduction in goodwill	(1,843)
Currency translation	37

Balance at end of period	$1,004,208

Reduction in goodwill during the six months ended July 4, 2009 related to the finalization of the Phoenix Color purchase price allocation that primarily related to a return of cash in escrow that reduced the purchase price.

Goodwill has been allocated to our reporting segments as follows:

In thousands	July 4, 2009	January 3, 2009
Scholastic	$305,806	$305,806
Memory Book	391,444	391,407
Marketing and Publishing Services	306,958	308,801

	$1,004,208	$1,006,014

Information regarding other intangible assets is as follows:

		July 4, 2009			January 3, 2009
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(195,977)	$134,023	$330,000	$(179,540)	$150,460
Internally developed software	2 to 5 years	10,700	(10,700)	—	10,700	(10,700)	—
Patented/unpatented technology	3 years	20,078	(17,252)	2,826	20,029	(16,721)	3,308
Customer relationships	4 to 40 years	161,372	(28,016)	133,356	161,313	(22,415)	138,898
Restrictive covenants	3 to 10 years	83,564	(45,051)	38,513	91,241	(49,925)	41,316

		605,714	(296,996)	308,718	613,283	(279,301)	333,982
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$874,194	$(296,996)	$577,198	$881,763	$(279,301)	$602,462

Amortization expense related to other intangible assets was $14.5 million and $15.3 million for the three months ended July 4, 2009 and June 28, 2008, respectively. For the six months ended July 4, 2009 and June 28, 2008, amortization expense related to other intangible assets was $28.9 million and $27.7 million, respectively. During the six-month period of 2009, approximately $11.1 million of fully amortized restrictive covenants were written off.

Based on intangible assets in service as of July 4, 2009, estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is $29.0 million, $53.8 million, $51.8 million, $49.2 million, $31.9 million and $11.7 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	July 4, 2009	January 3, 2009
Holdings:
Senior discount notes, 10.25% fixed rate, net of discount with semi-annual interest payments of $12.7 million, principal due and payable at maturity - December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.64% at July 4, 2009 and 2.45% at January 3, 2009, with semi-annual interest payments, principal due and payable at maturity - October 1, 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings under our revolving credit facilities	—	137,000

	$1,413,700	$1,550,700

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of $150.0 million of a Term Loan A facility, an $870.0 million Term Loan B facility and $250 million of revolving credit facilities, and issued $500 million aggregate principal amount of 7.625% senior subordinated notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed. Visant’s senior secured facilities allow Visant, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the Term Loan C facility. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility.

The senior secured credit facilities require Visant to meet a maximum total leverage ratio and a minimum interest coverage ratio and impose a maximum capital expenditures limitation. In addition, the senior secured credit facilities contain certain restrictive covenants which, among other things, limit Visant’s ability to create liens, incur additional indebtedness, pay dividends or make other equity distributions, prepay subordinated debt, make investments, merge or consolidate, change the business, amend the terms of Visant’s subordinated debt and engage in certain other activities customarily restricted in such agreements. The senior secured credit facilities also contain certain customary events of default, subject to grace periods, as appropriate.

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

On May 28, 2009, Visant entered into Amendment No. 2 (the “Second Amendment”) to the senior secured credit facilities.

The Second Amendment provides for the following:

•

An extension of the termination date of the revolving credit commitments until September 4, 2011, provided that if the consolidated gross senior secured leverage ratio for the four quarter period ending as of the last day of Visant’s fiscal quarter ending closest to June 30, 2011 is less than 0.75 to 1.00, then such maturity date shall be January 4, 2012; provided, however, that if all tranche C term loans outstanding under the Credit Agreement shall not have been fully repaid and/or refinanced on or prior to October 4, 2011, the maturity date of the revolving credit commitments shall be October 4, 2011 without regard to whether the consolidated gross senior secured leverage ratio condition referred to above has been met. The consolidated gross senior secured leverage ratio is defined as (1) the sum of (a) the aggregate principal amount of term loans and revolving credit commitments (whether used or unused) under the Credit Agreement, (b) with certain exceptions, the principal amount of all other secured indebtedness of Visant and its subsidiaries and (c) the outstanding capitalized lease obligations of Visant and its subsidiaries to (2) consolidated EBITDA.

•

The termination of all revolving credit commitments held by each lender that did not remain or become a revolving credit lender under the senior secured credit facilities as amended by the Second Amendment, resulting in a reduction of the revolving credit commitments from an aggregate of $250.0 million to an aggregate of $100.0 million (comprised of a commitment of $95.0 million under the U.S. revolving credit facility and a commitment of $5.0 million under the Canadian revolving credit facility).

•

An increase in the pricing on all revolving credit and swingline loans from and after the date of the Second Amendment, with such loans bearing interest, at Visant’s option (except in the case of swingline loans, which in all cases will bear interest at the alternate base rate plus 3.00% per annum), at either adjusted LIBOR (with a minimum adjusted LIBOR of 2.00% per annum) plus 4.00% per annum or the alternate base rate plus 3.00% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 4.00% or the Canadian prime rate plus 3.00% per annum).

•	An increase in the commitment fee rate to 0.75% per annum for unfunded revolving credit commitments.

The indentures governing Visant’s senior subordinated notes and Holdings’ senior discount notes and senior notes also contain numerous covenants including, among other things, restrictions on the ability to incur or guarantee additional indebtedness or issue disqualified or preferred stock; pay dividends or make other equity distributions; repurchase or redeem capital stock; make investments or other restricted payments; sell assets or consolidate or merge with or into other companies; create limitations on the ability of restricted subsidiaries to make dividends or distributions to us; engage in transactions with affiliates; and create liens.

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of July 4, 2009, the Company was in compliance with all covenants under its material debt obligations.

Also outstanding as of July 4, 2009 was approximately $14.0 million in the form of letters of credit, leaving $86.0 million available under the revolving credit facilities at such date.

11.	Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. As of July 4, 2009 and January 3, 2009, there were no contracts related to these activities outstanding.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of July 4, 2009, the Company had purchase commitments totaling $4.5 million with delivery dates occurring through 2009. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of SFAS No. 133.

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

The Company has recorded an income tax provision for the six months ended July 4, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2009 are 39.3% and 38.6% for Holdings and Visant, respectively, before consideration of the effects of $0.2 million of net tax and interest expense accruals for unrecognized tax benefits and $0.6 million of other net income tax adjustments considered a current period tax benefit. The other net income tax adjustments, considered a current period tax benefit, consisted of $0.2 million of tax benefit for Visant and $0.4 million of tax benefit for Holdings on a separate company basis resulting in a consolidated income tax benefit of $0.6 million. The current period tax adjustments included the favorable effect of filing an amended return for Phoenix Color related to a pre-acquisition period as well as an adjustment to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax filing regulations. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 39.0% and 38.6% for Holdings and Visant, respectively, for the six-month period ended July 4, 2009.

For the comparable six-month period ended June 28, 2008, the effective rates of income tax expense for Holdings and Visant were 39.3% and 38.5%, respectively.

In May 2009, President Obama’s administration proposed significant changes to U.S. tax laws for U.S corporations doing business outside the United States, including a proposal to defer tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe that there will be a material adverse tax effect because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

As described in Note 5, Acquisitions, the Company, through a merger, acquired the common stock of Phoenix Color on April 1, 2008. In connection with the acquisition and the related reduction of purchase price recorded in the quarter ended July 4, 2009, the Company recorded net deferred tax liabilities of $21.7 million including $11.6 million of deferred tax assets for the value of federal and state net operating loss carryforwards. During the quarter ended July 4, 2009, the Company was advised that an amended tax return was required for a pre-acquisition period for Phoenix Color. As a result of filing the amended tax return, the Company recorded a $0.6 million tax benefit during the quarter ended July 4, 2009 which increased the acquired net operating loss by $1.5 million. After adjusting for the effects of the amended pre-acquisition tax return, the adjusted acquired federal net operating loss was approximately $32.3 million. As of January 3, 2009, the adjusted remaining net operating loss carryforward was approximately $30.2 million which expires in years 2019 through 2027.

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

During the six months ended July 4, 2009, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.2 million consisting of $4.4 million of current income tax expense and $4.2 million of deferred income tax benefit. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at July 4, 2009, totaled $20.3 million, including interest and penalty accruals of $2.7 million. At January 3, 2009, the Company’s unrecognized tax benefit liability totaled $16.0 million, including interest and penalty accruals of $2.3 million.

The Company’s income tax filings for 2004 to 2007 are subject to examination in the U.S. federal tax jurisdiction. During the six months ended July 4, 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2003 to 2007 periods, none of which was individually material. During the six months ended July 4, 2009, the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997. The Company has filed requests with the U.S. and Canadian tax authorities seeking relief from double taxation in connection with CRA’s proposed transfer price adjustments. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.9 million.

14.	Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$1,212	$1,399	$2	$3
Interest cost	4,324	4,124	31	34
Expected return on plan assets	(6,471)	(6,490)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial (gain) loss	—	(6)	6	3

Net periodic benefit income	$(1,121)	$(1,159)	$(30)	$(29)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
In thousands	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Service cost	$2,424	$2,798	$4	$6
Interest cost	8,648	8,248	62	68
Expected return on plan assets	(12,942)	(12,980)	—	—
Amortization of prior service cost	(372)	(372)	(138)	(138)
Amortization of net actuarial (gain) loss	—	(12)	12	6

Net periodic benefit income	$(2,242)	$(2,318)	$(60)	$(58)

As of January 3, 2009, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2009 due to the funded status of the plans. This expectation had not changed as of July 4, 2009, but the Company continues to monitor its obligation in light of market conditions. For the six months ended July 4, 2009, the Company did not make any contributions to its qualified pension plans and contributed $1.1 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension were consistent with the amounts anticipated as of January 3, 2009. The contributions to the postretirement welfare plans were slightly less than the amounts disclosed as of January 3, 2009.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of July 4, 2009, there were 288,010 shares available for grant under the 2003 Plan. Pursuant to the 2003 Plan, the maximum grant to any one person may not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of July 4, 2009, there were 93,960 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of

Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of July 4, 2009, there were 256,982 options vested under the 2004 Plan and 32,698 unvested and subject to vesting.

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $0.2 million for both of the three-month periods ended July 4, 2009 and June 28, 2008, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.4 million and $0.3 million for the six-month periods ended July 4, 2009 and June 28, 2008, respectively.

In each of the six-month periods ended July 4, 2009 and June 28, 2008, the Company did not grant options under the 2004 Plan.

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 3, 2009	341	$46.66
Exercised	(41)	$36.52

Outstanding at July 4, 2009	300	$48.05

Vested or expected to vest at July 4, 2009	300	$48.05

Exercisable at July 4, 2009	267	$43.36

The weighted average remaining contractual life of outstanding options at July 4, 2009 was approximately 6.2 years.

16.	Business Segments

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales
Scholastic	$127,595	$143,625	$(16,030)	(11.2%)
Memory Book	283,267	283,450	(183)	(0.1%)
Marketing and Publishing Services	87,981	141,039	(53,058)	(37.6%)
Inter-segment eliminations	(14)	(480)	466	NM

	$498,829	$567,634	$(68,805)	(12.1%)

Operating income
Scholastic	$22,158	$25,195	$(3,037)	(12.1%)
Memory Book	123,368	123,452	(84)	(0.1%)
Marketing and Publishing Services	5,269	22,147	(16,878)	(76.2%)

	$150,795	$170,794	$(19,999)	(11.7%)

Depreciation and Amortization
Scholastic	$6,401	$6,275	$126	2.0%
Memory Book	10,511	9,701	810	8.3%
Marketing and Publishing Services	8,649	11,021	(2,372)	(21.5%)

	$25,561	$26,997	$(1,436)	(5.3%)

NM = Not meaningful

	Six months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales
Scholastic	$281,754	$282,647	$(893)	(0.3%)
Memory Book	291,780	292,090	(310)	(0.1%)
Marketing and Publishing Services	191,111	240,844	(49,733)	(20.6%)
Inter-segment eliminations	(273)	(907)	634	NM

	$764,372	$814,674	$(50,302)	(6.2%)

Operating income
Scholastic	$45,952	$37,801	$8,151	21.6%
Memory Book	107,832	107,390	442	0.4%
Marketing and Publishing Services	18,441	37,766	(19,325)	(51.2%)

	$172,225	$182,957	$(10,732)	(5.9%)

Depreciation and Amortization
Scholastic	$14,171	$13,353	$818	6.1%
Memory Book	19,589	18,614	975	5.2%
Marketing and Publishing Services	16,995	17,760	(765)	(4.3%)

	$50,755	$49,727	$1,028	2.1%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company incurred $0.9 million of advisory fees from the Sponsors for each of the three-month periods ended July 4, 2009 and June 28, 2008. For each of the six months ended July 4, 2009 and June 28, 2008, the Company incurred $1.7 million of advisory fees from the Sponsors. The management services agreement also provides that the Company will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

The Company from time to time transacts business with affiliates of its Sponsors. The Company has retained Capstone Consulting to provide certain of its businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. There were no services rendered or payments made for the three and six-month periods ended July 4, 2009. The Company paid $0.1 million for the three months ended June 28, 2008 and $0.3 million for the six months ended June 28, 2008 for services provided by them. Capstone routinely works with KKR portfolio companies to identify and implement operational improvements. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in Holdings’ Class A Common Stock and was granted 13,527 options to purchase Holdings’ Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

Further, an affiliate of Credit Suisse Securities (USA) LLC is a lender and agent in connection with Visant’s senior secured credit facilities, for which it receives customary fees and expenses. Credit Suisse is an affiliate of DLJMBP III, one of our Sponsors.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which the Company may purchase products and services from certain vendors through CoreTrust on the terms established between CoreTrust and each vendor. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, access to CoreTrust’s group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on products and services purchased by us and other parties, and CoreTrust shares a portion of such fees with the KKR affiliate.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the senior secured credit facilities and the 7.625% senior subordinated notes are guaranteed by certain of its wholly-owned subsidiaries (the “Guarantors”) on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

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

The accompanying condensed consolidating statements of operations for the three and six months ended June 28, 2008 and the condensed consolidating statement of cash flows for the six months ended June 28, 2008 reflects this revised presentation. The “Non-Guarantors” columns have not been impacted by any of the foregoing. There was no impact on the condensed consolidated financial statements for the periods presented.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$490,472	$14,240	$(5,883)	$498,829
Cost of products sold	—	204,706	7,387	(5,601)	206,492

Gross profit	—	285,766	6,853	(282)	292,337
Selling and administrative expenses	(216)	126,656	4,056	—	130,496
Gain on sale of assets	—	(181)	—	—	(181)
Special charges	—	10,932	—	—	10,932

Operating income	216	148,359	2,797	(282)	151,090
Net interest expense	17,059	10,659	83	(13,391)	14,410

(Loss) income before income taxes	(16,843)	137,700	2,714	13,109	136,680
(Benefit from) provision for income taxes	(1,278)	52,917	701	(110)	52,230

(Loss) income from operations	(15,565)	84,783	2,013	13,219	84,450
Equity (earnings) loss in subsidiary, net of tax	(100,015)	(2,013)	—	102,028	—

Net income	$84,450	$86,796	$2,013	$(88,809)	$84,450

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended June 28, 2008

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales			$—	$553,638	$21,009	$(7,013)	$567,634
Cost of products sold	(a	)	—	247,107	11,354	(7,281)	251,180

Gross profit			—	306,531	9,655	268	316,454
Selling and administrative expenses			(293)	137,758	5,495	—	142,960
Loss on sale of assets			—	22	—	—	22
Special charges			—	2,716	(281)	—	2,435

Operating income			293	166,035	4,441	268	171,037
Net interest expense			18,853	15,424	38	(16,261)	18,054

(Loss) income before income taxes			(18,560)	150,611	4,403	16,529	152,983
(Benefit from) provision for income taxes			(33)	57,068	1,618	105	58,758

(Loss) income from operations			(18,527)	93,543	2,785	16,424	94,225
Equity (earnings) loss in subsidiary, net of tax	(b	)	(112,752)	(2,785)	—	115,537	—

Net income	(c	)	$94,225	$96,328	$2,785	$(99,113)	$94,225

(a) - Originally reported in the “Visant” column as ($4,265). Originally reported in the “Guarantor” column as $251,372.

(b) - Originally reported in the “Visant” column as ($92,063). Originally reported in the “Eliminations” column as $94,848.

(c) - Originally reported in the “Visant” column as $77,801. Originally reported in the “Guarantor” column as $92,063. Originally reported in the “Eliminations” column as ($78,424).

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$750,370	$24,546	$(10,544)	$764,372
Cost of products sold	—	329,305	15,168	(10,202)	334,271

Gross profit	—	421,065	9,378	(342)	430,101
Selling and administrative expenses	(245)	238,896	6,403	—	245,054
Gain on sale of assets	—	(230)	—	—	(230)
Special charges	—	12,421	—	—	12,421

Operating income	245	169,978	2,975	(342)	172,856
Net interest expense	33,380	21,151	128	(26,103)	28,556

(Loss) income before income taxes	(33,135)	148,827	2,847	25,761	144,300
(Benefit from) provision for income taxes	(552)	55,661	750	(133)	55,726

(Loss) income from operations	(32,583)	93,166	2,097	25,894	88,574
Equity (earnings) loss in subsidiary, net of tax	(121,157)	(2,097)	—	123,254	—

Net income	$88,574	$95,263	$2,097	$(97,360)	$88,574

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended June 28, 2008

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales			$—	$793,759	$32,209	$(11,294)	$814,674
Cost of products sold	(a	)	—	371,199	19,274	(11,175)	379,298

Gross profit			—	422,560	12,935	(119)	435,376
Selling and administrative expenses			(304)	239,803	8,628	—	248,127
Loss on sale of assets			—	2	—	—	2
Special charges			—	3,886	—	—	3,886

Operating income			304	178,869	4,307	(119)	183,361
Net interest expense			35,621	29,389	65	(30,580)	34,495

(Loss) income before income taxes			(35,317)	149,480	4,242	30,461	148,866
Provision for (benefit from) income taxes			551	55,312	1,534	(46)	57,351

(Loss) income from operations			(35,868)	94,168	2,708	30,507	91,515
Equity (earnings) loss in subsidiary, net of tax	(b	)	(127,383)	(2,708)	—	130,091	—

Net income	(c	)	$91,515	$96,876	$2,708	$(99,584)	$91,515

(a) - Originally reported in the “Visant” column as ($8,193). Originally reported in the “Guarantor” column as $379,392.

(b) - Originally reported in the “Visant” column as ($88,683). Originally reported in the “Eliminations” column as $91,391.

(c) - Originally reported in the “Visant” column as $61,008. Originally reported in the “Guarantor” column as $88,683. Originally reported in the “Eliminations” column as ($60,884).

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$49,451	$5,359	$6,869	$—	$61,679
Accounts receivable, net	1,328	127,214	7,880	—	136,422
Inventories, net	—	79,850	2,602	(412)	82,040
Salespersons overdrafts, net	—	14,557	826	—	15,383
Prepaid expenses and other current assets	905	11,075	568	—	12,548
Intercompany receivable	12,681	19,321	—	(32,002)	—
Deferred income taxes	(436)	15,456	—	—	15,020

Total current assets	63,929	272,832	18,745	(32,414)	323,092
Property, plant and equipment, net	587	209,099	59	—	209,745
Goodwill	—	982,212	21,996	—	1,004,208
Intangibles, net	—	567,934	9,264	—	577,198
Deferred financing costs, net	14,959	—	—	—	14,959
Intercompany receivable	1,131,439	369,826	45,528	(1,546,793)	—
Other assets	2,006	8,910	86	—	11,002
Investment in subsidiaries	750,160	81,368	—	(831,528)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,963,080	$2,496,162	$95,678	$(2,410,735)	$2,144,185

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$3,991	$35,155	$3,413	$—	$42,559
Accrued employee compensation	6,103	30,972	1,552	—	38,627
Customer deposits	—	67,421	5,404	—	72,825
Commissions payable	—	42,365	617	—	42,982
Income taxes (receivable) payable	(17,348)	56,092	1,369	(160)	39,953
Interest payable	10,759	64	—	—	10,823
Intercompany payable	—	30,338	1,664	(32,002)	—
Other accrued liabilities	965	27,991	423	—	29,379

Total current liabilities	4,470	290,398	14,442	(32,162)	277,148
Long-term debt	816,500	—	—	—	816,500
Intercompany payable	361,360	1,185,685	—	(1,547,045)	—
Deferred income taxes	(255)	190,659	(132)	—	190,272
Pension liabilities, net	(1,238)	55,853	—	—	54,615
Other noncurrent liabilities	21,890	23,407	—	—	45,297

Total liabilities	1,202,727	1,746,002	14,310	(1,579,207)	1,383,832
Stockholder’s equity	760,353	750,160	81,368	(831,528)	760,353

	$1,963,080	$2,496,162	$95,678	$(2,410,735)	$2,144,185

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$102,517	$6,499	$8,585	$—	$117,601
Accounts receivable, net	984	124,897	13,038	—	138,919
Inventories, net	—	102,921	1,375	(70)	104,226
Salespersons overdrafts, net	—	27,204	842	—	28,046
Prepaid expenses and other current assets	2,423	17,154	508	—	20,085
Intercompany receivable	5,946	43,144	—	(49,042)	48
Deferred income taxes	(491)	15,414	—	—	14,923

Total current assets	111,379	337,233	24,348	(49,112)	423,848
Property, plant and equipment, net	719	220,965	78	—	221,762
Goodwill	—	984,055	21,959	—	1,006,014
Intangibles, net	—	593,198	9,264	—	602,462
Deferred financing costs, net	15,605	—	—	—	15,605
Intercompany receivable	1,139,709	174,935	43,353	(1,357,997)	—
Other assets	1,990	13,132	79	—	15,201
Investment in subsidiaries	654,438	79,271	—	(733,709)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$—	$—	$—	$137,000
Accounts payable	2,934	48,342	3,257	(4)	54,529
Accrued employee compensation and related taxes	7,827	33,617	2,052	—	43,496
Customer deposits	—	177,035	6,834	—	183,869
Commissions payable	—	22,159	711	—	22,870
Income taxes payable (receivable)	8,455	(6,755)	1,361	(27)	3,034
Interest payable	10,096	16	—	—	10,112
Intercompany payable	9,886	38,500	4,008	(52,394)	—
Other accrued liabilities	1,443	31,890	1,714	—	35,047

Total current liabilities	177,641	344,804	19,937	(52,425)	489,957
Long-term debt, less current maturities	816,500	—	—	—	816,500
Intercompany payable	226,151	1,128,533	—	(1,354,684)	—
Deferred income taxes	(2,443)	200,588	(127)	—	198,018
Pension liabilities, net	74	57,388	—	—	57,462
Other noncurrent liabilities	18,616	21,019	—	—	39,635

Total liabilities	1,236,539	1,752,332	19,810	(1,407,109)	1,601,572
Stockholder’s equity	687,301	654,438	79,271	(733,709)	687,301

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$88,574	$95,263	$2,097	$(97,360)	$88,574
Other cash (used in) provided by operating activities	(121,866)	57,282	(2,989)	100,715	33,142

Net cash (used in) provided by operating activities	(33,292)	152,545	(892)	3,355	121,716
Purchases of property, plant and equipment	—	(22,932)	—	—	(22,932)
Additions to intangibles	—	(47)	(2)	—	(49)
Proceeds from sale of property and equipment	—	290	—	—	290
Acquisition of business, net of cash acquired	1,432	—	—	—	1,432

Net cash provided by (used in) investing activities	1,432	(22,689)	(2)	—	(21,259)
Net short-term repayments	(137,000)	—	—	—	(137,000)
Intercompany payable (receivable)	134,307	(130,952)	—	(3,355)	—
Distribution to shareholder	(15,981)	—	—	—	(15,981)
Debt financing costs	(2,532)	(44)	(43)	—	(2,619)

Net cash used in financing activities	(21,206)	(130,996)	(43)	(3,355)	(155,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	(779)	—	(779)

Decrease in cash and cash equivalents	(53,066)	(1,140)	(1,716)	—	(55,922)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$49,451	$5,359	$6,869	$—	$61,679

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 28, 2008

In thousands			Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	(a	)	$91,515	$96,876	$2,708	$(99,584)	$91,515
Other cash (used in) provided by operating activities	(b	)	(78,399)	1,352	(1,275)	100,751	22,429

Net cash provided by operating activities			13,116	98,228	1,433	1,167	113,944
Purchases of property, plant and equipment			1	(21,889)	20	—	(21,868)
Proceeds from sale of property and equipment			—	138	—	—	138
Acquisition of business, net of cash acquired			(222,771)	1,349	—	—	(221,422)
Other investing activities, net			—	(481)	—	—	(481)

Net cash (used in) provided by investing activities			(222,770)	(20,883)	20	—	(243,633)
Book overdrafts			—	2,253	—	—	2,253
Net short-term borrowings (repayments)			104,300	—	(714)	—	103,586
Intercompany payable (receivable)			81,856	(80,689)	—	(1,167)	—
Distribution to shareholder			(16,057)	—	—	—	(16,057)

Net cash provided by (used in) financing activities			170,099	(78,436)	(714)	(1,167)	89,782
Effect of exchange rate changes on cash and cash equivalents			—	21	406	—	427

(Decrease) increase in cash and cash equivalents			(39,555)	(1,070)	1,145	—	(39,480)
Cash and cash equivalents, beginning of period			40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period			$1,172	$9,745	$8,745	$—	$19,662

(a)	- Originally reported in the “Visant” column as $61,008. Originally reported in the “Guarantor” column as $88,683. Originally reported in the “Eliminations” column as ($60,884).
(b)	- Originally reported in the “Visant” column as ($47,982). Originally reported in the “Guarantor” column as $9,545. Originally reported in the “Eliminations” column as $62,051.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part II, Item 1A Risk Factors, and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions and disruptions in the credit markets;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. postal service and the failure of our sampling systems to comply with U.S. postal regulations;

•	labor disturbances;

•	environmental regulations;

•	the outcome of litigation;

•	the impact of changes in applicable law and regulations;

•	the textbook adoption cycle and levels of government funding for education spending; and

•	control by our stockholders.

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

Our three reportable segments as of July 4, 2009 consisted of:

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

While historically the purchase of class rings has been relatively resistant to economic conditions, we have seen a shift in jewelry metal mix from gold to lesser priced metals since 2008 which we believe is attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices.

We have continued to implement efforts to contain costs and drive efficiency, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to continue to initiate additional efforts focused on cost reduction and containment to address the continuing challenging environment.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of August 10, 2009, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.0% and 40.9%, respectively, of Holdings’ voting interest, while each held approximately 44.5% of Holdings’ economic interest. As of August 10, 2009, the other co-investors held approximately 8.3% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.8% of the voting interest and approximately 1.9% of the economic interest of Holdings.

The Transactions were accounted for as a combination of interests under common control.

CRITICAL ACCOUNTING POLICIES

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of annual financial statements, the most significant of which relate to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate based on estimates of the components that impact the tax rate. Those components are re-evaluated each interim period, and, if changes in our estimates are significant, we modify our estimate of the annual effective tax rate and make any required adjustments in the interim period.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141(R) is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted SFAS No. 141(R) as of the beginning of fiscal year 2009. The Company’s adoption of SFAS No. 141(R) did not have a material impact on its financial statements.

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

In April 2009, the FASB issued FSP No. FAS 115-2/ FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FSP No. FAS 115-2/ FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. FAS 115-2/ FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 115-2/ FAS 124-2 as of June 15, 2009. The Company’s adoption of FSP No. FAS 115-2/ FAS 124-2 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. FSP No. FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 107-1, APB 28-1 as of June 15, 2009. The Company’s adoption of FSP No. FAS 107-1, APB 28-1 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP No. FAS 157-4 as of June 15, 2009. The Company’s adoption of FSP No. FAS 157-4 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss- an interpretation of FASB Statement No. 5. This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This FSP is effective for assets and liabilities arising from contingencies in business combinations that are consummated on or after December 15, 2008. The Company adopted FSP No. FAS 141(R)-1 as of the beginning of fiscal year 2009. The Company’s adoption of FSP No. FAS 141(R)-1 did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This standard requires the disclosure of the date through which subsequent events were evaluated for each interim and annual period but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under SFAS No. 165, consistent with prior practice, an entity must recognize the effects of subsequent events on our financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company has adopted SFAS No. 165 for the quarter ended July 4, 2009 and, accordingly, has evaluated all subsequent events through August 18, 2009, the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of SFAS No. 165 did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative generally accepted accounting principles. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The issuance of SFAS No. 168 does not change generally accepted accounting principles; it will, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, and the Company does not expect there to be a material impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended July 4, 2009 Compared to the Three Months Ended June 28, 2008

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 4, 2009 and June 28, 2008.

	Three months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales	$498,829	$567,634	$(68,805)	(12.1%)
Cost of products sold	206,492	251,180	(44,688)	(17.8%)

Gross profit	292,337	316,454	(24,117)	(7.6%)
% of net sales	58.6%	55.7%

Selling and administrative expenses	130,791	143,203	(12,412)	(8.7%)
% of net sales	26.2%	25.2%

(Gain) loss on disposal of fixed assets	(181)	22	(203)	NM
Special charges	10,932	2,435	8,497	NM

Operating income	150,795	170,794	(19,999)	(11.7%)
% of net sales	30.2%	30.1%

Interest expense, net	28,885	31,988	(3,103)	(9.7%)

Income before income taxes	121,910	138,806	(16,896)
Provision for income taxes	47,294	54,162	(6,868)	12.7%

Net income	$74,616	$84,644	$(10,028)	11.8%

NM=Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 4, 2009 and June 28, 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales
Scholastic	$127,595	$143,625	$(16,030)	(11.2%)
Memory Book	283,267	283,450	(183)	(0.1%)
Marketing and Publishing Services	87,981	141,039	(53,058)	(37.6%)
Inter-segment eliminations	(14)	(480)	466	NM

Net sales	$498,829	$567,634	$(68,805)	(12.1%)

Operating income
Scholastic	$22,158	$25,195	$(3,037)	12.1%
Memory Book	123,368	123,452	(84)	(0.1%)
Marketing and Publishing Services	5,269	22,147	(16,878)	(76.2%)

Operating income	$150,795	$170,794	$(19,999)	(11.7%)

Depreciation and amortization
Scholastic	$6,401	$6,275	$126	2.0%
Memory Book	10,511	9,701	810	8.3%
Marketing and Publishing Services	8,649	11,021	(2,372)	(21.5%)

Depreciation and amortization	$25,561	$26,997	$(1,436)	(5.3%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $68.8 million, or approximately 12.1%, to $498.8 million for the three months ended July 4, 2009 as compared to $567.6 million for the prior year second fiscal quarter.

Net sales of the Scholastic segment decreased $16.0 million, or 11.2%, to $127.6 million for the second fiscal quarter of 2009 from $143.6 million for the second fiscal quarter of 2008. The decrease was attributable to lower volume for jewelry and graduation products, due primarily to the shift in timing of customer orders into the first fiscal quarter of 2009 from the second fiscal quarter of 2009.

Net sales of the Memory Book segment decreased $0.2 million, or less than 1%, to $283.2 million for the second fiscal quarter of 2009 compared to $283.4 million for the second fiscal quarter of 2008. The decrease was primarily due to lower volume from our commercial print customers.

Net sales of the Marketing and Publishing Services segment decreased $53.0 million, or 37.6%, to $88.0 million for the second fiscal quarter of 2009 from $141.0 million for the second fiscal quarter of 2008. This decrease was primarily attributable to lower volumes in our educational book component, sampling and direct marketing operations.

Gross Profit. Consolidated gross profit decreased $24.1 million, or 7.6%, to $292.3 million for the three months ended July 4, 2009 from $316.5 million for the three-month period ended June 28, 2008. As a percentage of net sales, gross profit margin increased to 58.6% for the three months ended July 4, 2009 from 55.7% for the comparative prior year period in 2008. This increase in gross profit margin was driven primarily by a higher proportion of total sales in the Memory Book and Scholastic segments, which carry a higher relative gross margin, as well as increased prices for our memory book, jewelry and graduation products and the impact of cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses decreased $12.4 million, or 8.7%, to $130.8 million for the three months ended July 4, 2009 from $143.2 million for the corresponding period in 2008. This reduction was mainly due to lower sales volume and the corresponding impact of lower commissions in the Scholastic segment in the quarter due to the shift in timing of customer orders into the first fiscal quarter of 2009 from the second quarter of 2009. As a percentage of net sales, selling and administrative expenses increased to 26.2% for the second fiscal quarter of 2009 from 25.2% for the comparative period in 2008. The increase as a percentage of net sales was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which typically carry higher selling costs, as well as lower overall sales in the second quarter of 2009 compared to the second quarter of 2008.

Special Charges. During the three months ended July 4, 2009, the Company recorded $6.5 million of restructuring costs and $4.4 million of other special charges. The Memory Book segment incurred $3.8 million of restructuring costs for severance and related benefits primarily associated with the announced closure of the Winston-Salem, North Carolina facility and certain other reductions in force. The Marketing and Publishing Services segment incurred $1.8 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.2 million of other shutdown related costs and $0.6 million of other severance and related benefits. The Scholastic segment incurred $0.1 million of severance and related benefits. Other special charges for the three months ended July 4, 2009 included $0.5 million of non-cash asset impairment charges in our Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash facility related asset impairment charges related to facility consolidation activity in our Memory Book segment. Also included in other special charges for the Marketing and Publishing Services segment was $1.4 million of non-cash asset impairment charges related to facility consolidation activity.

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

Operating Income. As a result of the foregoing, consolidated operating income decreased $20.0 million to $150.8 million for the three months ended July 4, 2009 compared to $170.8 million for the comparable period in 2008. As a percentage of net sales, operating income increased slightly to 30.2% for the second fiscal quarter of 2009 from 30.1% for the same period in 2008.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Holdings:
Interest expense	$13,992	$7,637	$6,355	83.2%
Amortization of debt discount, premium and deferred financing costs	483	6,297	(5,814)	(92.3%)

Holdings interest expense, net	14,475	13,934	541	3.9%

Visant:
Interest expense	12,600	16,684	(4,084)	(24.5%)
Amortization of debt discount, premium and deferred financing costs	1,864	1,411	453	32.1%
Interest income	(54)	(41)	(13)	NM

Visant interest expense, net	14,410	18,054	(3,644)	(20.2%)

Interest expense, net	$28,885	$31,988	$(3,103)	(9.7%)

NM=Not meaningful

Net interest expense decreased $3.1 million, or 9.7%, to $28.9 million for the three months ended July 4, 2009 compared to $32.0 million for the comparative prior year period, primarily due to lower interest rates on the Term Loan C facility and lower average borrowings under our revolving credit facilities.

Income Taxes. The Company has recorded an income tax provision for the three months ended July 4, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended July 4, 2009 were 38.8% and 38.2% for Holdings and Visant, respectively. For the comparable three-month period ended June 28, 2008, the effective tax rates were 39.0% and 38.4% for Holdings and Visant, respectively. Income tax rates for the three-month period ended July 4, 2009 were favorably impacted by $0.6 million of net tax adjustments considered a current period tax benefit.

Net Income. As a result of the aforementioned items, net income decreased $10.0 million to $74.6 million for the three months ended July 4, 2009 compared to net income of $84.6 million for the three months ended June 28, 2008.

Six Months Ended July 4, 2009 Compared to the Six Months Ended June 28, 2008

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 4, 2009 and June 28, 2008.

	Six months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales	$764,372	$814,674	$(50,302)	(6.2%)
Cost of products sold	334,271	379,298	(45,027)	(11.9%)

Gross profit	430,101	435,376	(5,275)	(1.2%)
% of net sales	56.3%	53.4%

Selling and administrative expenses	245,685	248,531	(2,846)	(1.1%)
% of net sales	32.1%	30.5%

(Gain) loss on disposal of fixed assets	(230)	2	(232)	NM
Special charges	12,421	3,886	8,535	NM

Operating income	172,225	182,957	(10,732)	(5.9%)
% of net sales	22.5%	22.5%

Interest expense, net	57,649	62,261	(4,612)	(7.4%)

Income before income taxes	114,576	120,696	(6,120)
Provision for income taxes	44,628	47,407	(2,779)	(5.9%)

Net income	$69,948	$73,289	$(3,341)	(4.6%)

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 4, 2009 and June 28, 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Net sales
Scholastic	$281,754	$282,647	$(893)	(0.3%)
Memory Book	291,780	292,090	(310)	(0.1%)
Marketing and Publishing Services	191,111	240,844	(49,733)	(20.6%)
Inter-segment eliminations	(273)	(907)	634	NM

Net sales	$764,372	$814,674	$(50,302)	(6.2%)

Operating income
Scholastic	$45,952	$37,801	$8,151	21.6%
Memory Book	107,832	107,390	442	0.4%
Marketing and Publishing Services	18,441	37,766	(19,325)	(51.2%)

Operating income	$172,225	$182,957	$(10,732)	(5.9%)

Depreciation and amortization
Scholastic	$14,171	$13,353	$818	6.1%
Memory Book	19,589	18,614	975	5.2%
Marketing and Publishing Services	16,995	17,760	(765)	(4.3%)

Depreciation and amortization	$50,755	$49,727	$1,028	2.1%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $50.3 million, or approximately 6.2%, to $764.4 million for the six months ended July 4, 2009 as compared to $814.7 million for the prior year comparable period. Included in consolidated net sales for the six-month period, as compared to the prior year six-month period, were incremental sales from the Phoenix Color acquisition which accounted for approximately $26.3 million. Excluding the impact of this acquisition, consolidated net sales decreased $76.6 million for the six months ended July 4, 2009 compared to the prior year comparable period, a decline of 9.4%.

Net sales of our Scholastic segment for the six months ended July 4, 2009 decreased by $0.8 million to $281.8 million, a decline of less than 1%, compared to $282.6 million for the six months ended June 28, 2008. The decrease was primarily attributable to lower overall volumes and a shift in metal mix to lower priced metals in our jewelry products. These decreases were offset somewhat by higher prices in our jewelry and graduation products.

Net sales for the Memory Book segment were $291.8 million for the six-month period ended July 4, 2009 compared to $292.1 million for the six-month period ended June 28, 2008, a decrease of less than 1%. The decrease was primarily attributable to lower volumes from our commercial print customers.

Net sales of the Marketing and Publishing Services segment decreased $49.7 million, or 20.6%, to $191.1 million for the first six months of 2009 compared to $240.8 million during the first six months of 2008. This decrease was primarily attributable to lower volumes in our educational book component, sampling and direct marketing operations, offset in part by incremental volume from the 2008 acquisition of Phoenix Color.

Gross Profit. Consolidated gross profit decreased $5.3 million, or 1.2%, to $430.1 million for the six months ended July 4, 2009 from $435.4 million for the six-month period ended June 28, 2008. As a percentage of net sales, gross profit margin increased to 56.3% for the six months ended July 4, 2009 from 53.4% for the comparative prior year period in 2008. Gross profit margin decreased by approximately 60 basis points due to the impact of Phoenix Color’s comparatively lower gross margins. Excluding this impact, gross profit margin increased approximately 350 basis points to 56.9% in the second fiscal quarter of 2009. This increase in gross profit margin was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which carry a higher relative gross margin, as well as increased prices for our memory book, jewelry and graduation products, the impact of cost reduction initiatives and lower precious metal costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.8 million, or 1.1%, to $245.7 million for the six months ended July 4, 2009 from $248.5 million for the corresponding period in 2008. As a percentage of net sales, selling and administrative expenses increased to 32.1% for the six months ended July 4, 2009 from 30.5% for the comparative period in 2008. This increase included $6.3 million of incremental costs resulting from the acquisition of Phoenix Color, including $2.9 million of non-cash amortization expense. Excluding the impact of the Phoenix Color acquisition, total selling and administrative expenses decreased $9.1 million to $239.4 million, representing 32.4% of net sales. The increase as a percentage of net sales was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which typically carry higher selling costs, as well as lower overall sales in the first six months of 2009 compared to the same period in 2008.

Special Charges. For the six-month period ended July 4, 2009, the Company recorded $8.0 million of restructuring costs and $4.4 million of other special charges. Restructuring charges included $0.7 million of cost reduction initiatives in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in the Memory Book segment primarily in connection with the announced closure of the Winston-Salem, North Carolina facility and certain other facilities. Additionally, the Marketing and Publishing Services segment incurred $1.8 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.2 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.2 million of other shutdown related costs and $0.9 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in our Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash asset impairment charges in our Memory Book segment related to the announced closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges.

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

Operating Income. As a result of the foregoing, consolidated operating income decreased $10.7 million to $172.2 million for the six months ended July 4, 2009 compared to $183.0 million for the comparable period in 2008. As a percentage of net sales, operating income was 22.5% for both six-month periods ended July 4, 2009 and June 28, 2008.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	July 4, 2009	June 28, 2008	$ Change	% Change
Holdings:
Interest expense	$28,126	$15,272	$12,854	84.2%
Amortization of debt discount, premium and deferred financing costs	967	12,494	(11,527)	(92.3%)

Holdings interest expense, net	29,093	27,766	1,327	4.8%

Visant:
Interest expense	25,483	32,318	(6,835)	(21.1%)
Amortization of debt discount, premium and deferred financing costs	3,264	2,822	442	15.7%
Interest income	(191)	(645)	454	NM

Visant interest expense, net	28,556	34,495	(5,939)	(17.2%)

Interest expense, net	$57,649	$62,261	$(4,612)	(7.4%)

NM = Not meaningful

Net interest expense decreased $4.6 million, or 7.4%, to $57.6 million for the six months ended July 4, 2009 compared to $62.3 million for the comparative prior year period, primarily due to lower interest rates on the Term Loan C facility and lower average outstanding borrowings under the revolving credit facilities.

Income Taxes. The Company has recorded an income tax provision for the six months ended July 4, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2009 are 39.3% and 38.6% for Holdings and Visant, respectively, before consideration of the effects of $0.2 million of net tax and interest expense accruals for unrecognized tax benefits and $0.6 million of other net income tax adjustments considered a current period tax benefit. The other net income tax adjustments considered a current period tax benefit consisted of $0.2 million of tax benefit for Visant and $0.4 million of tax benefit for Holdings on a separate company basis resulting in a consolidated income tax benefit of $0.6 million. The current period tax adjustments included the favorable effect of filing an amended return for a pre-acquisition period for Phoenix Color as well as an adjustment to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax filing regulations. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 39.0% and 38.6% for Holdings and Visant, respectively, for the six-month period ended July 4, 2009.

For the comparable six-month period ended June 28, 2008, the effective rates of income tax expense for Holdings and Visant were 39.3% and 38.5%, respectively.

Net Income. As a result of the aforementioned items, net income decreased $3.3 million to $70.0 million for the six months ended July 4, 2009 compared to net income of $73.3 million for the six months ended June 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first six months of fiscal 2009 and 2008 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
In thousands	July 4, 2009	June 28, 2008
Net cash provided by operating activities	$108,379	$99,007
Net cash used in investing activities	(21,259)	(243,633)
Net cash (used in) provided by financing activities	(142,506)	104,581
Effect of exchange rate changes on cash	(779)	427

Decrease in cash and cash equivalents	$(56,165)	$(39,618)

For the six months ended July 4, 2009, operating activities generated cash of $108.4 million compared with $99.0 million for the comparable prior year period. The increase in cash provided by operating activities of $9.4 million was primarily attributable to a lower use of cash for working capital for the six months ended July 4, 2009 versus the comparable 2008 period.

Net cash used in investing activities for the six months ended July 4, 2009 was $21.3 million, compared with $243.6 million for the comparative 2008 period. The $222.3 million change was primarily driven by the acquisition of Phoenix Color in the first six months of 2008 for approximately $222.7 million, subject to adjustment. In addition, our capital expenditures relating to purchases of property, plant and equipment were $22.9 million and $21.9 million for the six months ended July 4, 2009 and June 28, 2008, respectively.

Net cash used in financing activities for the six months ended July 4, 2009 was $142.5 million, compared with cash provided by financing activities of $104.6 million for the comparable 2008 period. The $247.1 million change related to the repayment of $137.0 million of short term borrowings under the revolving credit facilities during the six month period ended July 4, 2009 versus net revolver borrowings under the revolving credit facilities of $103.6 million primarily in connection with the acquisition of Phoenix Color during the comparable 2008 period.

During the six months ended July 4, 2009, Visant transferred approximately $16.0 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million principal amount of 8.75% senior notes due 2013 and its $247.2 million principal amount of 10.25% senior discount notes. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

During the six months ended June 28, 2008, Visant transferred approximately $16.1 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments of $15.3 million on its $350 million principal amount of 8.75% senior notes due 2013, as well as repurchase common stock from a management stockholder totaling $0.7 million. The repurchase was included in Holdings’ condensed consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

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

On May 28, 2009, Visant entered into Amendment No. 2 (the “Second Amendment”) to the senior secured credit facilities.

The Second Amendment provides for the following:

•

An extension of the termination date of the revolving credit commitments until September 4, 2011, provided that if the consolidated gross senior secured leverage ratio for the four quarter period ending as of the last day of Visant’s fiscal quarter ending closest to June 30, 2011 is less than 0.75 to 1.00, then such maturity date shall be January 4, 2012; provided, however, that if all tranche C term loans outstanding under the Credit Agreement shall not have been fully repaid and/or refinanced on or prior to October 4, 2011, the maturity date of the revolving credit commitments shall be October 4, 2011 without regard to whether the consolidated gross senior secured leverage ratio condition referred to above has been met. The consolidated gross senior secured leverage ratio is defined as (1) the sum of (a) the aggregate principal amount of term loans and revolving credit commitments (whether used or unused) under the Credit Agreement, (b) with certain exceptions, the principal amount of all other secured indebtedness of Visant and its subsidiaries and (c) the outstanding capitalized lease obligations of Visant and its subsidiaries to (2) consolidated EBITDA.

•

The termination of all revolving credit commitments held by each lender that did not remain or become a revolving credit lender under the senior secured credit facilities as amended by the Second Amendment, resulting in a reduction of the revolving credit commitments from an aggregate of $250.0 million to an aggregate of $100.0 million (comprised of a commitment of $95.0 million under the U.S. revolving credit facility and a commitment of $5.0 million under the Canadian revolving credit facility).

•

An increase in the pricing on all revolving credit and swingline loans from and after the date of the Second Amendment, with such loans bearing interest, at Visant’s option (except in the case of swingline loans, which in all cases will bear interest at the alternate base rate plus 3.00% per annum), at either adjusted LIBOR (with a minimum adjusted LIBOR of 2.00% per annum) plus 4.00% per annum or the alternate base rate plus 3.00% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 4.00% or the Canadian prime rate plus 3.00% per annum).

•	An increase in the commitment fee rate to 0.75% per annum for unfunded revolving credit commitments.

We have substantial debt service requirements. As of July 4, 2009, we had total indebtedness of $1,413.7 million (exclusive of $14.0 million letters of credit outstanding) and cash and cash equivalents of $62.1 million. Our principal sources of liquidity are cash flow from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $86.0 million of available borrowings under Visant’s $100.0 million revolving credit facilities as of July 4, 2009. As of July 4, 2009, Visant had $316.5 million outstanding under the Term C Loan facility, $500.0 million aggregate principal amount of the Visant senior subordinated notes, $350.0 million aggregate principal amount of the Holdings senior notes, $247.2 million aggregate principal amount at maturity of the Holdings discount notes and $14.0 million outstanding in the form of standby letters of credit under its secured credit facilities.

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

We may decide to raise additional funds through debt or equity financings. The possibility of consummating any such financing will be subject to conditions in the capital markets. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof. We may not be able to secure additional sources of funding on favorable terms or at all.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of July 4, 2009, the Company was in compliance with all covenants under its material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended July 4, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.

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

During the quarter ended July 4, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended July 4, 2009, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended July 4, 2009. For additional information, refer to Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended July 4, 2009, we did not issue or sell any equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

10.1(5)	Amendment No. 2 to Credit Agreement, dated as of May 28, 2009, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the various subsidiary guarantors, Credit Suisse, as Administrative Agent, Credit Suisse, Toronto Branch, as Canadian Administrative Agent and the lending institutions parties thereto.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(5)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on June 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: August 18, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: August 18, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 18, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: August 18, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)