Form 10-Q
period 2009-10-03
VISANT HOLDING CORP; VISANT CORP
filed 2009-11-17
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

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

As of November 9, 2009, there were 5,964,690 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$235,901	$256,736	$1,000,273	$1,071,410
Cost of products sold	128,071	144,068	462,342	523,366

Gross profit	107,830	112,668	537,931	548,044
Selling and administrative expenses	92,959	94,746	338,644	343,277
Gain on disposal of fixed assets	(223)	(96)	(453)	(94)
Special charges	2,395	5,702	14,816	9,588

Operating income	12,699	12,316	184,924	195,273
Interest expense, net	27,894	30,925	85,543	93,186

(Loss) income before income taxes	(15,195)	(18,609)	99,381	102,087
(Benefit from) provision for income taxes	(7,105)	(7,547)	37,523	39,860

Net (loss) income	$(8,090)	$(11,062)	$61,858	$62,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	October 3, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$10,131	$118,273
Accounts receivable, net	126,376	138,919
Inventories, net	90,084	104,226
Salespersons overdrafts, net of allowance of $7,333 and $8,144, respectively	28,993	28,046
Income tax receivable	—	4,710
Prepaid expenses and other current assets	11,599	20,085
Deferred income taxes	14,724	14,923

Total current assets	281,907	429,182

Property, plant and equipment	436,795	422,138
Less accumulated depreciation	(224,823)	(200,376)

Property, plant and equipment, net	211,972	221,762
Goodwill	1,004,293	1,006,014
Intangibles, net	564,493	602,462
Deferred financing costs, net	21,711	25,108
Other assets	11,431	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,099,788	$2,303,710

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$5,296	$137,000
Accounts payable	49,946	54,529
Accrued employee compensation and related taxes	42,783	43,496
Commissions payable	7,630	22,870
Customer deposits	55,622	183,869
Income taxes payable	32,966	—
Interest payable	19,581	14,632
Other accrued liabilities	25,189	35,047

Total current liabilities	239,013	491,443

Long-term debt	1,413,700	1,413,700
Deferred income taxes	147,763	161,323
Pension liabilities, net	53,291	57,462
Other noncurrent liabilities	46,544	40,192

Total liabilities	1,900,311	2,164,120

Mezzanine equity	9,077	9,823
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,985,267 and 5,978,629 shares at October 3, 2009 and January 3, 2009
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at October 3, 2009 and January 3, 2009
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at October 3, 2009 and January 3, 2009	60	60
Additional paid-in-capital	173,505	175,579
Accumulated earnings (deficit)	41,879	(19,979)
Treasury stock	—	(336)
Accumulated other comprehensive loss	(25,044)	(25,557)

Total stockholders’ equity	190,400	129,767

Total liabilities, mezzanine equity and stockholders’ equity	$2,099,788	$2,303,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	October 3, 2009	September 27, 2008
Net income	$61,858	$62,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,035	32,640
Amortization of intangible assets	43,414	42,847
Amortization of debt discount, premium and deferred financing costs	6,024	23,221
Other amortization	460	472
Deferred income taxes	(13,858)	(1,812)
Gain on sale of assets	(453)	(94)
Stock-based compensation	575	497
Excess tax benefit from share based arrangements	(2,909)	—
Loss on asset impairments	6,036	878
Other	—	3,024
Changes in assets and liabilities:
Accounts receivable	13,385	8,152
Inventories	15,667	6,156
Salespersons overdrafts	(814)	(126)
Prepaid expenses and other current assets	13,451	6,717
Accounts payable and accrued expenses	2,651	17,922
Customer deposits	(129,161)	(143,322)
Commissions payable	(15,278)	(14,863)
Income taxes payable/receivable	40,414	39,211
Interest payable	4,949	17,332
Other	(13,509)	(6,554)

Net cash provided by operating activities	64,937	94,525

Purchases of property, plant and equipment	(37,047)	(33,745)
Proceeds from sale of property and equipment	3,042	286
Acquisition of business, net of cash acquired	(869)	(221,600)
Additions to intangibles	(553)	—
Other investing activities, net	(1)	(1,013)

Net cash used in investing activities	(35,428)	(256,072)

Net decrease in book overdrafts	—	(941)
Net short-term (repayments) borrowings	(131,704)	126,226
Repurchase of common stock and payments for stock-based awards	(5,796)	(1,258)
Excess tax benefit from share based arrangements	2,909	—
Debt financing costs	(2,619)	—

Net cash (used in) provided by financing activities	(137,210)	124,027

Effect of exchange rate changes on cash and cash equivalents	(441)	(254)

Decrease in cash and cash equivalents	(108,142)	(37,774)
Cash and cash equivalents, beginning of period	118,273	59,710

Cash and cash equivalents, end of period	$10,131	$21,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$235,901	$256,736	$1,000,273	$1,071,410
Cost of products sold	128,071	144,068	462,342	523,366

Gross profit	107,830	112,668	537,931	548,044
Selling and administrative expenses	92,717	94,448	337,771	342,575
Gain on disposal of fixed assets	(223)	(96)	(453)	(94)
Special charges	2,395	5,702	14,816	9,588

Operating income	12,941	12,614	185,797	195,975
Interest expense, net	13,419	16,797	41,975	51,292

(Loss) income before income taxes	(478)	(4,183)	143,822	144,683
(Benefit from) provision for income taxes	(1,306)	(2,282)	54,420	55,069

Net income (loss)	$828	$(1,901)	$89,402	$89,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share amounts	October 3, 2009	January 3, 2009
ASSETS
Cash and cash equivalents	$9,782	$117,601
Accounts receivable, net	126,376	138,919
Inventories, net	90,084	104,226
Salespersons overdrafts, net of allowance of $7,333 and $8,144, respectively	28,993	28,046
Prepaid expenses and other current assets	11,599	20,133
Deferred income taxes	14,724	14,923

Total current assets	281,558	423,848

Property, plant and equipment	436,795	422,138
Less accumulated depreciation	(224,823)	(200,376)

Property, plant and equipment, net	211,972	221,762
Goodwill	1,004,293	1,006,014
Intangibles, net	564,493	602,462
Deferred financing costs, net	13,658	15,605
Other assets	11,431	15,201
Prepaid pension costs	3,981	3,981

Total assets	$2,091,386	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$5,296	$137,000
Accounts payable	49,945	54,529
Accrued employee compensation and related taxes	42,783	43,496
Commissions payable	7,630	22,870
Customer deposits	55,622	183,869
Income taxes payable	42,263	3,034
Interest payable	927	10,112
Other accrued liabilities	25,164	35,047

Total current liabilities	229,630	489,957

Long-term debt	816,500	816,500
Deferred income taxes	184,914	198,018
Pension liabilities, net	53,291	57,462
Other noncurrent liabilities	45,816	39,635

Total liabilities	1,330,151	1,601,572

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at October 3, 2009 and January 3, 2009	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at October 3, 2009 and January 3, 2009	—	—
Additional paid-in-capital	590,768	606,749
Accumulated earnings	195,511	106,109
Accumulated other comprehensive loss	(25,044)	(25,557)

Total stockholder’s equity	761,235	687,301

Total liabilities and stockholder’s equity	$2,091,386	$2,288,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	October 3, 2009	September 27, 2008
Net income	$89,402	$89,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,035	32,640
Amortization of intangible assets	43,414	42,847
Amortization of debt discount, premium and deferred financing costs	4,574	4,230
Other amortization	460	472
Deferred income taxes	(13,431)	5,838
Gain on sale of assets	(453)	(94)
Loss on asset impairments	6,036	878
Other	—	3,024
Changes in assets and liabilities:
Accounts receivable	13,385	8,152
Inventories	15,667	6,156
Salespersons overdrafts	(814)	(126)
Prepaid expenses and other current assets	13,451	6,717
Accounts payable and accrued expenses	2,650	17,921
Customer deposits	(129,161)	(143,322)
Commissions payable	(15,278)	(14,863)
Income taxes payable	39,087	40,042
Interest payable	(9,185)	9,738
Other	(13,485)	(6,479)

Net cash provided by operating activities	78,354	103,385

Purchases of property, plant and equipment	(37,047)	(33,745)
Proceeds from sale of property and equipment	3,042	286
Acquisition of business, net of cash acquired	(869)	(221,600)
Additions to intangibles	(553)	—
Other investing activities, net	(1)	(1,013)

Net cash used in investing activities	(35,428)	(256,072)

Net decrease in book overdrafts	—	(941)
Net short-term (repayments) borrowings	(131,704)	126,226
Distribution to stockholder	(15,981)	(16,057)
Debt financing costs	(2,619)	—

Net cash (used in) provided by financing activities	(150,304)	109,228

Effect of exchange rate changes on cash and cash equivalents	(441)	(254)

Decrease in cash and cash equivalents	(107,819)	(43,713)
Cash and cash equivalents, beginning of period	117,601	59,142

Cash and cash equivalents, end of period	$9,782	$15,429

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

Revenue Recognition

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 605 (“ASC 605”), Revenue Recognition, provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. The Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized when (1) products are shipped (if shipped FOB shipping point), (2) products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.7 million and $1.9 million for the quarters ended October 3, 2009 and September 27, 2008, respectively. Advertising expense totaled $4.5 million for the nine months ended October 3, 2009 and $5.3 million for the nine months ended September 27, 2008.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $0.7 million and $0.9 million for the three-month periods ended October 3, 2009 and September 27, 2008, respectively. Total net warranty costs were $3.4 million for each of the nine-month periods ended October 3, 2009 and September 27, 2008, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of October 3, 2009 and January 3, 2009.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $0.2 million for each of the three-month periods ended October 3, 2009 and September 27, 2008, respectively, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.6 million and $0.5 million for the nine-month periods ended October 3, 2009 and September 27, 2008, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (or estate, as the case may be) and settle the amounts in cash. In accordance with FASB ASC Topic 718, Compensation (“ASC 718”), such equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of October 3, 2009 and January 3, 2009.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The Company adopted ASC 820 as of the beginning of fiscal year 2008, with the exception of the application to non-recurring non-financial assets and non-financial liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of ASC 820 for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as codified in FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. ASC 805 is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted ASC 805 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 805 did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, as codified in FASB ASC Topic 810, Consolidation (“ASC 810”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of ASC 810 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. ASC 810 also requires changes to certain presentation and disclosure requirements. ASC 810 is effective for the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of ASC 810 did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as codified in FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified in ASC 815. This topic is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. ASC 815 applies to all derivative instruments, as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of ASC 815 did not have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, as codified in FASB ASC Topic 350, Intangibles – Goodwill & Other (“ASC 350”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. ASC 350 also requires expanded disclosures related to the determination of intangible asset useful lives. ASC 350 is effective for fiscal years beginning after December 15, 2008. The Company adopted ASC 350 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 350 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC Topic 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 320 for the quarter ended July 4, 2009. The Company’s adoption of ASC 320 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1/APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, as codified in FASB ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825 for the quarter ended July 4, 2009. The Company’s adoption of ASC 825 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820. ASC 820 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance set forth in ASC 820 with respect to when there has been a significant decrease in market activity for a financial asset for the quarter ended July 4, 2009. The Company’s adoption of ASC 820 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in ASC 805, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss-an interpretation of FASB Statement No. 5 as codified in FASB ASC Topic 450, Contingencies (“ASC 450”). This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. ASC 805 is effective for assets and liabilities arising from contingencies in business combinations that are consummated in fiscal years beginning on or after December 15, 2008. The Company adopted ASC 805 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 805 did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC Topic 855, Subsequent Events (“ASC 855”). This standard requires the disclosure of the date through which subsequent events were evaluated for each interim and annual period but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855, consistent with prior practice, an entity must recognize the effect of subsequent events on its financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company adopted ASC 855 for the quarter ended July 4, 2009 and, accordingly, evaluated all subsequent events through November 17, 2009, the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of ASC 855 did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the ASC as the single source of authoritative generally accepted accounting principles. The issuance of ASC 105 does not change generally accepted accounting principles; it does, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 for the quarter ended October 3, 2009. The Company’s adoption of ASC 105 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as codified in FASB ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. ASC 715 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the adoption of ASC 715 but does not expect there to be a material impact, if any, on its financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings' outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, DLJMBP III and certain of its affiliates held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. As of October 3, 2009, an affiliate of KKR and DLJMBP III and certain of its affiliates (the "Sponsors") held approximately 49.0% and 40.9%, respectively, of Holdings’ voting interest, while each held approximately 44.5% of the Holdings’ economic interest. As of October 3, 2009, the other co-investors held approximately 8.3% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.8% of the voting interest and approximately 1.9% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

During the three months ended October 3, 2009, the Company recorded $0.8 million of restructuring costs and $1.6 million of other special charges. The Memory Book segment incurred $0.1 million of severance and related benefits associated with the closure of the Winston-Salem, North Carolina facility. The Scholastic segment incurred $0.2 million of severance and related benefits associated with the closure of the Marysville, Ohio chenille letter manufacturing facility. The Marketing and Publishing Services segment incurred $0.2 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.1 million of other shutdown related costs and $0.2 million of other severance and related benefits. Other special charges for the three months ended October 3, 2009 included $1.6 million of non-cash facility related asset impairment charges in the Memory Book segment associated with the closure of the Winston-Salem, North Carolina facility. The associated employee headcount reductions related to the above actions were 17 in the Marketing and Publishing Services segment.

For the nine-month period ended October 3, 2009, the Company recorded $8.8 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $0.9 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment incurred $2.0 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.3 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.3 million of other shutdown related costs and $1.1 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 17, 231 and 156 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $5.7 million for the third quarter ended September 27, 2008 included $1.1 million of restructuring charges associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities and the restructuring of certain of Jostens international operations and $4.6 million of other special charges. Other special charges of $4.6 million included $3.9 million of non-cash costs, consisting of $3.0 million resulting from the write-off of accumulated foreign currency translation balances associated with the closure of certain of Jostens international operations and $0.9 million of asset impairment charges related to the closure of the Pennsauken, New Jersey facilities. The Marketing and Publishing Services segment also recorded $0.7 million of other charges related to the closure of the Pennsauken, New Jersey facilities.

Special charges of $9.6 million for the nine months ended September 27, 2008 included $4.7 million of restructuring costs and $4.9 million of other special charges. The Marketing and Publishing Services segment incurred $2.8 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions. The Scholastic segment incurred $0.2 million of restructuring charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.0 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.2 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included was a $1.7 million charge in our Marketing and Publishing Services segment in connection with the Pennsauken, New Jersey facilities closures which included $0.9 million for a non-cash asset impairment charge.

Restructuring accruals of $5.9 million and $2.4 million as of October 3, 2009 and January 3, 2009, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through October 3, 2009, the Company incurred $35.8 million of employee severance and related benefit costs related to initiatives during the period from the closing of the Transactions in 2004 to October 3, 2009, which affected an aggregate of 1,236 employees. As of October 3, 2009, the Company had paid $29.9 million in cash related to these initiatives.

Changes in the restructuring accruals during the first nine months of 2009 were as follows:

In thousands	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance at January 3, 2009	$—	$2,395	$33	$2,428
Restructuring charges	8,099	676	—	8,775
Severance paid	(2,619)	(2,667)	(7)	(5,293)

Balance at October 3, 2009	$5,480	$404	$26	$5,910

The Company expects the majority of the remaining severance related to the 2009, 2008 and 2007 initiatives to be paid by the end of 2010.

5.	Acquisitions

On July 22, 2009, the Company acquired certain assets of Rennoc Corporation (“Rennoc”), a privately-held company located in Vineland, New Jersey. The purchase price of the assets acquired was approximately $2.3 million. Rennoc was a producer of letter jackets and sports apparel. The results of the acquired Rennoc operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which related solely to customer relationships, is $0.7 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

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

The acquisition was accounted for as a purchase in accordance with the provisions of ASC 805, Business Combinations. The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

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

6.	Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three months ended		Nine months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net (loss) income	$(8,090)	$(11,062)	$61,858	$62,227
Change in cumulative translation adjustment	205	1,930	966	2,715
Pension and other postretirement benefit plans, net of tax	(151)	(241)	(453)	(480)

Comprehensive (loss) income	$(8,036)	$(9,373)	$62,371	$64,462

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three months ended		Nine months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income (loss)	$828	$(1,901)	$89,402	$89,614
Change in cumulative translation adjustment	205	1,930	966	2,715
Pension and other postretirement benefit plans, net of tax	(151)	(241)	(453)	(480)

Comprehensive income (loss)	$882	$(212)	$89,915	$91,849

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	October 3, 2009	January 3, 2009
Trade receivables	$135,971	$151,250
Allowance for doubtful accounts	(4,912)	(4,308)
Allowance for sales returns	(4,683)	(8,023)

Accounts receivable, net	$126,376	$138,919

Net inventories were comprised of the following:

In thousands	October 3, 2009	January 3, 2009
Raw materials and supplies	$33,780	$43,491
Work-in-process	29,179	33,990
Finished goods	27,125	26,745

Inventories	$90,084	$104,226

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at October 3, 2009 and January 3, 2009 was $24.3 million and $22.2 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.1 million for each of the three-month periods ended October 3, 2009 and September 27, 2008. The consignment fees expensed for the nine months ended October 3, 2009 and September 27, 2008 were $0.4 and $0.5 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the nine months ended October 3, 2009, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. The Company recorded impairment charges of approximately $6.0 million mainly in connection with the closures of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facilities and the Attleboro, Massachusetts facility. The fair value for the long-lived assets held and used was based on the present value of discounted cash flows based on the highest and best use as well as third party quotes obtained in the open market. The fair value for the long-lived assets held for sale was based on quoted purchase agreements with third parties. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2009 as defined by ASC 820 on a nonrecurring basis.

		Fair Value Measurements Using			Total (Gain)/ Loss
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	October 3, 2009
Long-lived assets held and used	$3,285			$3,285	$4,219
Long-lived assets held for sale	$3,800		$3,800		$1,817

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments as required by ASC 825. As of October 3, 2009, the fair value of the Holdings discount notes, Holdings senior notes and Visant senior subordinated notes was based on quoted market prices and the fair value of the Term Loan C facility was estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $255.9 million at October 3, 2009. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $356.1 million at October 3, 2009. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $495.0 million at October 3, 2009. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $314.9 million at October 3, 2009. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	October 3, 2009
Balance at beginning of period	$1,006,014
Reduction in goodwill	(1,843)
Currency translation	122

Balance at end of period	$1,004,293

Reduction in goodwill during the nine months ended October 3, 2009 related to the finalization of the Phoenix Color purchase price allocation that primarily related to a return of cash in escrow that reduced the purchase price.

Goodwill has been allocated to our reporting segments as follows:

In thousands	October 3, 2009	January 3, 2009
Scholastic	$305,958	$305,806
Memory Book	391,377	391,407
Marketing and Publishing Services	306,958	308,801

	$1,004,293	$1,006,014

Information regarding other intangible assets is as follows:

		October 3, 2009			January 3, 2009
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(204,195)	$125,805	$330,000	$(179,540)	$150,460
Internally developed software	2 to 5 years	10,700	(10,700)	—	10,700	(10,700)	—
Patented/unpatented technology	3 years	20,110	(17,471)	2,639	20,029	(16,721)	3,308
Customer relationships	4 to 40 years	162,585	(30,896)	131,689	161,313	(22,415)	138,898
Restrictive covenants	3 to 10 years	84,171	(48,291)	35,880	91,241	(49,925)	41,316

		607,566	(311,553)	296,013	613,283	(279,301)	333,982
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$876,046	$(311,553)	$564,493	$881,763	$(279,301)	$602,462

Amortization expense related to other intangible assets was $14.6 million and $15.2 million for the three months ended October 3, 2009 and September 27, 2008, respectively. For the nine months ended October 3, 2009 and September 27, 2008, amortization expense related to other intangible assets was $43.4 million and $42.9 million, respectively. During the nine-month period of 2009, approximately $11.1 million of fully amortized restrictive covenants was written off.

Based on intangible assets in service as of October 3, 2009, estimated amortization expense for the remainder of 2009 and each of the five succeeding fiscal years is $14.5 million, $55.4 million, $52.1 million, $49.6 million, $32.4 million and $11.5 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	October 3, 2009	January 3, 2009
Holdings:
Senior discount notes, 10.25% fixed rate, with semi-annual interest payments of $12.7 million, principal due and payable at maturity - December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.32% at October 3, 2009 and 2.45% at January 3, 2009, with semi-annual interest payments, principal due and payable at maturity - October 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings under revolving credit facilities	4,500	137,000
Borrowings related to equipment financing arrangements	796	—

	$1,418,996	$1,550,700

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of a $150.0 million Term Loan A facility, an $870.0 million Term Loan B facility and $250 million of revolving credit facilities, and issued $500 million aggregate principal amount of 7.625% senior subordinated notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of October 3, 2009, the Company was in compliance with all covenants under its material debt obligations.

Also outstanding as of October 3, 2009 were approximately $14.1 million in the form of letters of credit and $4.5 million in short-term borrowings, leaving $81.4 million available under the revolving credit facilities at such date. Additionally, the Company had $0.8 million outstanding in short-term borrowings at such date under equipment financing arrangements through its subsidiaries.

11.	Derivative Financial Instruments and Hedging Activities

The Company may enter into or purchase derivative financial instruments principally to manage interest rate, foreign currency exchange and commodities exposures. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. As of October 3, 2009 and January 3, 2009, there were no contracts related to these activities outstanding.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of October 3, 2009, the Company had purchase commitments totaling $6.0 million with delivery dates occurring through 2010. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of ASC 815.

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

The Company has recorded an income tax provision for the nine months ended October 3, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2009 are 39.0% and 38.4% for Holdings and Visant, respectively, before consideration of the effects of $0.4 million of net tax and interest expense accruals for unrecognized tax benefits and $1.6 million of other net income tax adjustments considered a current period tax benefit. The other net income tax adjustments, considered a current period tax benefit, consisted of $1.2 million of tax benefit for Visant and $0.4 million of tax benefit for Holdings on a separate company basis resulting in a consolidated income tax benefit of $1.6 million. The current period tax adjustments included the favorable effect of filing an amended return for Phoenix Color related to a pre-acquisition period, an adjustment to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax filing regulations, and the effects of filing the Company’s 2008 federal income tax return. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.8% for both Holdings and Visant for the nine-month period ended October 3, 2009.

For the comparable nine-month period ended September 27, 2008, the effective rates of income tax expense for Holdings and Visant were 39.0% and 38.1%, respectively.

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

As described in Note 5, Acquisitions, the Company, through a merger, acquired the common stock of Phoenix Color on April 1, 2008. In connection with the acquisition and the related reduction of purchase price recorded during the nine months ended October 3, 2009, the Company recorded net deferred tax liabilities of $21.7 million including $11.6 million of deferred tax assets for the value of federal and state net operating loss carryforwards. During the nine months ended October 3, 2009, the Company was advised that an amended tax return was required for a pre-acquisition period for Phoenix Color. As a result of filing the amended tax return, the Company recorded a $0.6 million tax benefit as part of its consolidated current period tax adjustments which increased the acquired net operating loss by $1.5 million. After adjusting for the effects of the amended pre-acquisition tax return, the adjusted acquired federal net operating loss was approximately $32.3 million. As of January 3, 2009, the adjusted remaining net operating loss carryforward was approximately $30.2 million which expires in years 2019 through 2027.

During the nine months ended October 3, 2009, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.4 million consisting of $4.7 million of current income tax expense and $4.3 million of deferred income tax benefit. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at October 3, 2009, totaled $20.5 million, including interest and penalty accruals of $2.8 million. At January 3, 2009, the Company’s unrecognized tax benefit liability totaled $16.0 million, including interest and penalty accruals of $2.3 million.

The Company’s income tax filings for 2004 to 2008 are subject to examination in the U.S. federal tax jurisdiction. During the nine months ended October 3, 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2003 to 2008 periods, none of which was individually material. During the nine months ended October 3, 2009, the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997. The Company has filed requests with the U.S. and Canadian tax authorities seeking relief from double taxation in connection with CRA’s proposed transfer price adjustments. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $7.9 million.

14.	Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$1,212	$1,399	$2	$3
Interest cost	4,324	4,124	31	34
Expected return on plan assets	(6,471)	(6,490)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial (gain) loss	—	(6)	6	3

Net periodic benefit income	$(1,121)	$(1,159)	$(30)	$(29)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$3,636	$4,197	$6	$9
Interest cost	12,972	12,372	93	102
Expected return on plan assets	(19,413)	(19,470)	—	—
Amortization of prior service cost	(558)	(558)	(207)	(207)
Amortization of net actuarial (gain) loss	—	(18)	18	9

Net periodic benefit income	$(3,363)	$(3,477)	$(90)	$(87)

As of January 3, 2009, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2009 due to the funded status of the plans. This expectation had not changed as of October 3, 2009, but the Company continues to monitor its obligation in light of market conditions. For the nine months ended October 3, 2009, the Company did not make any contributions to its qualified pension plans and contributed $1.6 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension were consistent with the amounts anticipated as of January 3, 2009. The contributions to the postretirement welfare plans were slightly less than the amounts disclosed as of January 3, 2009.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of October 3, 2009, there were 288,010 shares available for grant under the 2003 Plan. Pursuant to the 2003 Plan, the maximum grant to any one person may not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of October 3, 2009, there were 94,363 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of October 3, 2009, there were 257,982 options vested under the 2004 Plan and 31,295 options unvested and subject to vesting.

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $0.2 million for both of the three-month periods ended October 3, 2009 and September 27, 2008, which is included in selling and administrative expenses. Stock-based compensation expense totaled $0.6 million and $0.5 million for the nine-month periods ended October 3, 2009 and September 27, 2008, respectively.

During the nine-month period ended September 27, 2008, Holdings issued, subject to vesting, a total of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan.

For the nine-month period ended October 3, 2009, the Company did not grant options under the 2004 Plan. During the nine-month period ended September 27, 2008, the Company granted an aggregate of 4,403 options under the 2004 Plan to certain employees of the Company or its subsidiaries. The per-share weighted-average fair value of stock options granted during the quarter ended September 27, 2008 was $53.73 on the date of grant using the Black-Scholes option pricing model. The following key assumptions were used to value options issued:

2008
Expected Life	6.3 years
Expected Volatility	28.8%
Dividend yield	—
Risk-free interest rate	3.1%

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 3, 2009	341	$46.66
Exercised	(41)	$36.52
Granted	—	$—
Forfeited	(1)	$248.25
Cancelled	—	$—

Outstanding at October 3, 2009	299	$47.64

Vested or expected to vest at October 3, 2009	299	$47.64

Exercisable at October 3, 2009	268	$44.20

The weighted average remaining contractual life of outstanding options at October 3, 2009 was approximately 5.9 years.

16.	Business Segments

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales
Scholastic	$43,232	$45,824	$(2,592)	(5.7%)
Memory Book	77,690	74,900	2,790	3.7%
Marketing and Publishing Services	114,979	136,163	(21,184)	(15.6%)
Inter-segment eliminations	—	(151)	151	NM

	$235,901	$256,736	$(20,835)	(8.1%)

Operating (loss) income
Scholastic	$(17,033)	$(17,981)	$948	5.3%
Memory Book	11,691	10,121	1,570	15.5%
Marketing and Publishing Services	18,041	20,176	(2,135)	(10.6%)

	$12,699	$12,316	$383	3.1%

Depreciation and Amortization
Scholastic	$6,943	$6,667	$276	4.1%
Memory Book	9,687	9,556	131	1.4%
Marketing and Publishing Services	8,524	10,009	(1,485)	(14.8%)

	$25,154	$26,232	$(1,078)	(4.1%)

NM = Not meaningful

	Nine months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales
Scholastic	$324,986	$328,471	$(3,485)	(1.1%)
Memory Book	369,470	366,990	2,480	0.7%
Marketing and Publishing Services	306,090	377,007	(70,917)	(18.8%)
Inter-segment eliminations	(273)	(1,058)	785	NM

	$1,000,273	$1,071,410	$(71,137)	(6.6%)

Operating income
Scholastic	$28,919	$19,820	$9,099	45.9%
Memory Book	119,523	117,511	2,012	1.7%
Marketing and Publishing Services	36,482	57,942	(21,460)	(37.0%)

	$184,924	$195,273	$(10,349)	(5.3%)

Depreciation and Amortization
Scholastic	$21,114	$20,020	$1,094	5.5%
Memory Book	29,276	28,170	1,106	3.9%
Marketing and Publishing Services	25,519	27,769	(2,250)	(8.1%)

	$75,909	$75,959	$(50)	(0.1%)

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company incurred $0.8 million of advisory fees from the Sponsors for each of the three-month periods ended October 3, 2009 and September 27, 2008. For each of the nine months ended October 3, 2009 and September 27, 2008, the Company incurred $2.5 million of advisory fees from the Sponsors. The management services agreement also provides that the Company will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

The Company from time to time transacts business with affiliates of its Sponsors. The Company has retained Capstone Consulting to provide certain of its businesses with consulting services primarily to identify and advise on potential opportunities to improve operating efficiencies and other strategic efforts within the businesses. There were no services rendered or payments made for the three- and nine-month periods ended October 3, 2009. The Company paid $0.1 million for the three months ended September 27, 2008 and $0.4 million for the nine months ended September 27, 2008 for services provided by Capstone. Capstone routinely works with KKR portfolio companies to identify and implement operational improvements. In March 2005, an affiliate of Capstone Consulting invested $1.3 million in Holdings’ Class A Common Stock and was granted 13,527 options to purchase Holdings’ Class A Common Stock, with an exercise price of $96.10401 per share under the 2004 Plan (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share). As of the end of 2007, these options were fully vested and exercisable.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$225,852	$16,464	$(6,415)	$235,901
Cost of products sold	—	124,445	10,216	(6,590)	128,071

Gross profit	—	101,407	6,248	175	107,830
Selling and administrative expenses	(153)	88,987	3,883	—	92,717
Gain on sale of assets	—	(223)	—	—	(223)
Special charges	(1)	2,374	22	—	2,395

Operating income	154	10,269	2,343	175	12,941
Interest expense, net	16,665	10,535	18	(13,799)	13,419

(Loss) income before income taxes	(16,511)	(266)	2,325	13,974	(478)
(Benefit from) provision for income taxes	(835)	(1,306)	767	68	(1,306)

(Loss) income from operations	(15,676)	1,040	1,558	13,906	828
Equity (earnings) loss in subsidiary, net of tax	(16,504)	(1,558)	—	18,062	—

Net income	$828	$2,598	$1,558	$(4,156)	$828

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended September 27, 2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$249,064	$18,550	$(10,878)	$256,736
Cost of products sold	—	142,217	12,532	(10,681)	144,068

Gross profit	—	106,847	6,018	(197)	112,668
Selling and administrative expenses	(108)	90,287	4,269	—	94,448
Gain on sale of assets	—	(96)	—	—	(96)
Special charges	—	5,865	(163)	—	5,702

Operating income	108	10,791	1,912	(197)	12,614
Interest expense, net	17,765	14,205	5	(15,178)	16,797

(Loss) income before income taxes	(17,657)	(3,414)	1,907	14,981	(4,183)
(Benefit from) provision for income taxes	(1,508)	(1,927)	1,230	(77)	(2,282)

(Loss) income from operations	(16,149)	(1,487)	677	15,058	(1,901)
Equity (earnings) loss in subsidiary, net of tax	(14,248)	(677)	—	14,925	—

Net (loss) income	$(1,901)	$(810)	$677	$133	$(1,901)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$976,222	$41,010	$(16,959)	$1,000,273
Cost of products sold	—	453,750	25,384	(16,792)	462,342

Gross profit	—	522,472	15,626	(167)	537,931
Selling and administrative expenses	(398)	327,883	10,286	—	337,771
Gain on sale of assets	—	(453)	—	—	(453)
Special charges	(1)	14,795	22	—	14,816

Operating income	399	180,247	5,318	(167)	185,797
Interest expense, net	50,045	31,686	146	(39,902)	41,975

(Loss) income before income taxes	(49,646)	148,561	5,172	39,735	143,822
(Benefit from) provision for income taxes	(1,387)	54,355	1,517	(65)	54,420

(Loss) income from operations	(48,259)	94,206	3,655	39,800	89,402
Equity (earnings) loss in subsidiary, net of tax	(137,661)	(3,655)	—	141,316	—

Net income	$89,402	$97,861	$3,655	$(101,516)	$89,402

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended September 27, 2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,042,823	$50,759	$(22,172)	$1,071,410
Cost of products sold	—	513,416	31,806	(21,856)	523,366

Gross profit	—	529,407	18,953	(316)	548,044
Selling and administrative expenses	(412)	330,090	12,897	—	342,575
Gain on sale of assets	—	(94)	—	—	(94)
Special charges	—	9,751	(163)	—	9,588

Operating income	412	189,660	6,219	(316)	195,975
Interest expense, net	53,386	43,594	70	(45,758)	51,292

(Loss) income before income taxes	(52,974)	146,066	6,149	45,442	144,683
(Benefit from) provision for income taxes	(957)	53,385	2,764	(123)	55,069

(Loss) income from operations	(52,017)	92,681	3,385	45,565	89,614
Equity (earnings) loss in subsidiary, net of tax	(141,631)	(3,385)	—	145,016	—

Net income	$89,614	$96,066	$3,385	$(99,451)	$89,614

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$4,639	$1,988	$3,155	$—	$9,782
Accounts receivable, net	872	114,308	11,196	—	126,376
Inventories, net	—	88,023	2,298	(237)	90,084
Salespersons overdrafts, net	—	28,123	870	—	28,993
Prepaid expenses and other current assets	592	10,308	699	—	11,599
Intercompany receivable	8,567	19,306	—	(27,873)	—
Deferred income taxes	(353)	15,077	—	—	14,724

Total current assets	14,317	277,133	18,218	(28,110)	281,558
Property, plant and equipment, net	536	211,386	50	—	211,972
Goodwill	—	982,212	22,081	—	1,004,293
Intangibles, net	—	555,229	9,264	—	564,493
Deferred financing costs, net	13,658	—	—	—	13,658
Intercompany receivable	1,135,183	329,523	45,323	(1,510,029)	—
Other assets	2,008	9,331	92	—	11,431
Investment in subsidiaries	752,812	82,926	—	(835,738)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,918,514	$2,451,721	$95,028	$(2,373,877)	$2,091,386

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$4,500	$796	$—	$—	$5,296
Accounts payable	4,770	39,943	5,231	1	49,945
Accrued employee compensation and related taxes	7,011	34,087	1,685	—	42,783
Customer deposits	—	51,518	4,104	—	55,622
Commissions payable	—	7,135	495	—	7,630
Income taxes (receivable) payable	(20,538)	60,362	2,531	(92)	42,263
Interest payable	915	12	—	—	927
Intercompany payable (receivable)	1,424	28,794	(2,344)	(27,874)	—
Other accrued liabilities	1,111	23,510	543	—	25,164

Total current liabilities	(807)	246,157	12,245	(27,965)	229,630
Long-term debt	816,500	—	—	—	816,500
Intercompany payable	321,757	1,188,417	—	(1,510,174)	—
Deferred income taxes	(328)	185,385	(143)	—	184,914
Pension liabilities, net	(1,894)	55,185	—	—	53,291
Other noncurrent liabilities	22,051	23,765	—	—	45,816

Total liabilities	1,157,279	1,698,909	12,102	(1,538,139)	1,330,151
Stockholder’s equity	761,235	752,812	82,926	(835,738)	761,235

	$1,918,514	$2,451,721	$95,028	$(2,373,877)	$2,091,386

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$102,517	$6,499	$8,585	$—	$117,601
Accounts receivable, net	984	124,897	13,038	—	138,919
Inventories, net	—	102,921	1,375	(70)	104,226
Salespersons overdrafts, net	—	27,204	842	—	28,046
Prepaid expenses and other current assets	2,423	17,154	508	—	20,085
Intercompany receivable	5,946	43,144	—	(49,042)	48
Deferred income taxes	(491)	15,414	—	—	14,923

Total current assets	111,379	337,233	24,348	(49,112)	423,848
Property, plant and equipment, net	719	220,965	78	—	221,762
Goodwill	—	984,055	21,959	—	1,006,014
Intangibles, net	—	593,198	9,264	—	602,462
Deferred financing costs, net	15,605	—	—	—	15,605
Intercompany receivable	1,139,709	174,935	43,353	(1,357,997)	—
Other assets	1,990	13,132	79	—	15,201
Investment in subsidiaries	654,438	79,271	—	(733,709)	—
Prepaid pension costs	—	3,981	—	—	3,981

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$137,000	$—	$—	$—	$137,000
Accounts payable	2,934	48,342	3,257	(4)	54,529
Accrued employee compensation and related taxes	7,827	33,617	2,052	—	43,496
Customer deposits	—	177,035	6,834	—	183,869
Commissions payable	—	22,159	711	—	22,870
Income taxes payable (receivable)	8,455	(6,755)	1,361	(27)	3,034
Interest payable	10,096	16	—	—	10,112
Intercompany payable	9,886	38,500	4,008	(52,394)	—
Other accrued liabilities	1,443	31,890	1,714	—	35,047

Total current liabilities	177,641	344,804	19,937	(52,425)	489,957
Long-term debt	816,500	—	—	—	816,500
Intercompany payable	226,151	1,128,533	—	(1,354,684)	—
Deferred income taxes	(2,443)	200,588	(127)	—	198,018
Pension liabilities, net	74	57,388	—	—	57,462
Other noncurrent liabilities	18,616	21,019	—	—	39,635

Total liabilities	1,236,539	1,752,332	19,810	(1,407,109)	1,601,572
Stockholder’s equity	687,301	654,438	79,271	(733,709)	687,301

	$1,923,840	$2,406,770	$99,081	$(2,140,818)	$2,288,873

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$89,402	$97,861	$3,655	$(101,516)	$89,402
Other cash (used in) provided by operating activities	(125,707)	18,386	(8,599)	104,872	(11,048)

Net cash (used in) provided by operating activities	(36,305)	116,247	(4,944)	3,356	78,354
Purchases of property, plant and equipment	—	(37,045)	(2)	—	(37,047)
Additions to intangibles	—	(553)	—	—	(553)
Proceeds from sale of property and equipment	—	3,042	—	—	3,042
Acquisition of business, net of cash acquired	1,432	(2,301)	—	—	(869)
Other investing activities, net	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	1,432	(36,858)	(2)	—	(35,428)
Net short-term (repayments) borrowings	(132,500)	796	—	—	(131,704)
Intercompany payable (receivable)	88,008	(84,652)	—	(3,356)	—
Distribution to shareholder	(15,981)	—	—	—	(15,981)
Debt financing costs	(2,532)	(44)	(43)	—	(2,619)

Net cash used in financing activities	(63,005)	(83,900)	(43)	(3,356)	(150,304)
Effect of exchange rate changes on cash and cash equivalents	—	—	(441)	—	(441)

Decrease in cash and cash equivalents	(97,878)	(4,511)	(5,430)	—	(107,819)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$4,639	$1,988	$3,155	$—	$9,782

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 27, 2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$89,614	$96,066	$3,385	$(99,451)	$89,614
Other cash (used in) provided by operating activities	(61,409)	(20,196)	(5,814)	101,190	13,771

Net cash provided by (used in) operating activities	28,205	75,870	(2,429)	1,739	103,385
Purchases of property, plant and equipment	—	(33,744)	(1)	—	(33,745)
Proceeds from sale of property and equipment	—	286	—	—	286
Acquisition of business, net of cash acquired	(222,949)	1,349	—	—	(221,600)
Other investing activities, net	1	(1,014)	—	—	(1,013)

Net cash used in investing activities	(222,948)	(33,123)	(1)	—	(256,072)
Book overdrafts	—	(941)	—	—	(941)
Net short-term borrowings	125,000	—	1,226	—	126,226
Intercompany payable (receivable)	52,438	(50,699)	—	(1,739)	—
Distribution to shareholder	(16,057)	—	—	—	(16,057)

Net cash provided by (used in) financing activities	161,381	(51,640)	1,226	(1,739)	109,228
Effect of exchange rate changes on cash and cash equivalents	—	—	(254)	—	(254)

Decrease in cash and cash equivalents	(33,362)	(8,893)	(1,458)	—	(43,713)
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$7,365	$1,922	$6,142	$—	$15,429

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law.

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

On July 22, 2009, the Company acquired certain assets of Rennoc Corporation (“Rennoc”), a privately-held company located in Vineland, New Jersey. The purchase price of the assets acquired was approximately $2.3 million. Rennoc was a producer of letter jackets and sports apparel. The results of the acquired Rennoc operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which related solely to customer relationships, is $0.7 million and will be amortized over a two year period. There was no goodwill recognized as a result of this acquisition.

Our three reportable segments as of October 3, 2009 consisted of:

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

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of tighter economic and market conditions affecting the timing of decisions and the extent of spending by our customers. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising media that we compete with, have created ongoing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational strength.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of our economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of November 9, 2009, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.1%, respectively, of Holdings’ voting interest, while each held approximately 44.7% of Holdings’ economic interest. As of November 9, 2009, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

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

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The Company adopted ASC 820 as of the beginning of fiscal year 2008, with the exception of the application to non-recurring non-financial assets and non-financial liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of ASC 820 for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as codified in FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. ASC 805 is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted ASC 805 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 805 did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, as codified in FASB ASC Topic 810, Consolidation (“ASC 810”), an amendment of Accounting Research Bulletin No. 51, which establishes new standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of ASC 810 indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. ASC 810 also requires changes to certain presentation and disclosure requirements. ASC 810 is effective for the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of ASC 810 did not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, as codified in FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as codified in ASC 815. This topic is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. ASC 815 applies to all derivative instruments, as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. ASC 815 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009. The Company’s adoption of ASC 815 did not have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, as codified in FASB ASC Topic 350, Intangibles – Goodwill & Other (“ASC 350”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.

The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. ASC 350 also requires expanded disclosures related to the determination of intangible asset useful lives. ASC 350 is effective for fiscal years beginning after December 15, 2008. The Company adopted ASC 350 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 350 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC Topic 320, Investments – Debt and Equity Securities (“ASC 320”). ASC 320 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 320 for the quarter ended July 4, 2009. The Company’s adoption of ASC 320 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1/APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, as codified in FASB ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825 for the quarter ended July 4, 2009. The Company’s adoption of ASC 825 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820. ASC 820 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the guidance set forth in ASC 820 with respect to when there has been a significant decrease in market activity for a financial asset for the quarter ended July 4, 2009. The Company’s adoption of ASC 820 did not have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in ASC 805, to require that assets and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss-an interpretation of FASB Statement No. 5 as codified in FASB ASC Topic 450, Contingencies (“ASC 450”). This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. ASC 805 is effective for assets and liabilities arising from contingencies in business combinations that are consummated in fiscal years beginning on or after December 15, 2008. The Company adopted ASC 805 as of the beginning of fiscal year 2009. The Company’s adoption of ASC 805 did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC Topic 855, Subsequent Events (“ASC 855”). This standard requires the disclosure of the date through which subsequent events were evaluated for each interim and annual period but does not change the accounting for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855, consistent with prior practice, an entity must recognize the effect of subsequent events on its financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company adopted ASC 855 for the quarter ended July 4, 2009 and, accordingly, evaluated all subsequent events through November 17, 2009, the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of ASC 855 did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”), which establishes the ASC as the single source of authoritative generally accepted accounting principles. The issuance of ASC 105 does not change generally accepted accounting principles; it does, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 for the quarter ended October 3, 2009. The Company’s adoption of ASC 105 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as codified in FASB ASC Topic 715, Compensation-Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. ASC 715 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the adoption of ASC 715 but does not expect there to be a material impact, if any, on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended October 3, 2009 Compared to the Three Months Ended September 27, 2008

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended October 3, 2009 and September 27, 2008.

	Three months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales	$235,901	$256,736	$(20,835)	(8.1%)
Cost of products sold	128,071	144,068	(15,997)	(11.1%)

Gross profit	107,830	112,668	(4,838)	(4.3%)
% of net sales	45.7%	43.9%

Selling and administrative expenses	92,959	94,746	(1,787)	(1.9%)
% of net sales	39.4%	36.9%

Gain on disposal of fixed assets	(223)	(96)	(127)	NM
Special charges	2,395	5,702	(3,307)	NM

Operating income	12,699	12,316	383	3.1%
% of net sales	5.4%	4.8%

Interest expense, net	27,894	30,925	(3,031)	(9.8%)

Loss before income taxes	(15,195)	(18,609)	3,414
Benefit from income taxes	(7,105)	(7,547)	442	5.9%

Net loss	$(8,090)	$(11,062)	$2,972	26.9%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended October 3, 2009 and September 27, 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales
Scholastic	$43,232	$45,824	$(2,592)	(5.7%)
Memory Book	77,690	74,900	2,790	3.7%
Marketing and Publishing Services	114,979	136,163	(21,184)	(15.6%)
Inter-segment eliminations	—	(151)	151	NM

Net sales	$235,901	$256,736	$(20,835)	(8.1%)

Operating (loss) income
Scholastic	$(17,033)	$(17,981)	$948	5.3%
Memory Book	11,691	10,121	1,570	15.5%
Marketing and Publishing Services	18,041	20,176	(2,135)	(10.6%)

Operating income	$12,699	$12,316	$383	3.1%

Depreciation and amortization
Scholastic	$6,943	$6,667	$276	4.1%
Memory Book	9,687	9,556	131	1.4%
Marketing and Publishing Services	8,524	10,009	(1,485)	(14.8%)

Depreciation and amortization	$25,154	$26,232	$(1,078)	(4.1%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $20.8 million, or approximately 8.1%, to $235.9 million for the three months ended October 3, 2009 compared to $256.7 million for the prior year fiscal quarter.

Net sales of the Scholastic segment decreased $2.6 million, or 5.7%, to $43.2 million for the third fiscal quarter of 2009 from $45.8 million for the third fiscal quarter of 2008. The decrease was primarily attributable to lower volume in our jewelry products.

Net sales of the Memory Book segment increased $2.8 million, or 3.7%, to $77.7 million for the third fiscal quarter of 2009 compared to $74.9 million for the third fiscal quarter of 2008. This increase was primarily due to higher prices driven by new and enhanced products and service offerings and increased volumes resulting from the timing of shipments included in the third fiscal quarter of 2009, which ended one calendar week later than the third fiscal quarter of 2008.

Net sales of the Marketing and Publishing Services segment decreased $21.2 million, or 15.6%, to $115.0 million for the third fiscal quarter of 2009 from $136.2 million for the third fiscal quarter of 2008. This decrease was primarily attributable to lower volumes in our sampling and educational book component operations.

Gross Profit. Consolidated gross profit decreased $4.8 million, or 4.3%, to $107.8 million for the three months ended October 3, 2009 from $112.7 million for the three-month period ended September 27, 2008. As a percentage of net sales, gross profit margin increased to 45.7% for the three months ended October 3, 2009 from 43.9% for the comparative prior year period in 2008. This increase in gross profit margin was driven primarily by a higher proportion of total sales in the Memory Book and Scholastic segments, which carry a higher relative gross margin, as well as increased prices for our memory book and scholastic products and the impact of cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.8 million, or 1.9%, to $92.9 million for the three months ended October 3, 2009 from $94.7 million for the corresponding period in 2008. This reduction was mainly due to lower sales volume and the corresponding impact of lower commissions in the Marketing and Publishing Services segment, as well as cost reduction initiatives taken during the current fiscal year. As a percentage of net sales, selling and administrative expenses increased to 39.4% for the third fiscal quarter of 2009 from 36.9% for the comparative period in 2008. The increase as a percentage of net sales was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which typically carry higher selling costs, as well as lower overall sales in the third quarter of 2009 compared to the third quarter of 2008.

Special Charges. During the three months ended October 3, 2009, the Company recorded $0.8 million of restructuring costs and $1.6 million of other special charges. The Memory Book segment incurred $0.1 million of severance and related benefits associated with the closure of the Winston-Salem, North Carolina facility. The Scholastic segment incurred $0.2 million of severance and related benefits associated with the closure of the Marysville, Ohio chenille letter manufacturing facility. The Marketing and Publishing Services segment incurred $0.2 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.1 million of other shutdown related costs and $0.2 million of other severance and related benefits. Other special charges for the three months ended October 3, 2009 included $1.6 million of non-cash facility related asset impairment charges in the Memory Book segment associated with the closure of the Winston-Salem, North Carolina facility. The associated employee headcount reductions related to the above actions were 17 in the Marketing and Publishing Services segment.

Special charges of $5.7 million for the third quarter ended September 27, 2008 included $1.1 million of restructuring charges associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities and the restructuring of certain of Jostens international operations and $4.6 million of other special charges. Other special charges of $4.6 million included $3.9 million of non-cash costs, consisting of $3.0 million resulting from the write-off of accumulated foreign currency translation balances associated with the closure of certain of Jostens international operations and $0.9 million of asset impairment charges related to the closure of the Pennsauken, New Jersey facilities. The Marketing and Publishing Services segment also recorded $0.7 million of other charges related to the closure of the Pennsauken, New Jersey facilities.

Operating Income. As a result of the foregoing, consolidated operating income increased $0.4 million to $12.7 million for the three months ended October 3, 2009 compared to $12.3 million for the comparable period in 2008. As a percentage of net sales, operating income increased slightly to 5.4% for the third fiscal quarter of 2009 from 4.8% for the same period in 2008.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Holdings:
Interest expense	$13,992	$7,635	$6,357	83.3%
Amortization of debt discount, premium and deferred financing costs	483	6,497	(6,014)	(92.6%)
Interest income	—	(4)	4	NM

Holdings interest expense, net	14,475	14,128	347	2.5%

Visant:
Interest expense	12,125	15,444	(3,319)	(21.5%)
Amortization of debt discount, premium and deferred financing costs	1,310	1,408	(98)	(7.0%)
Interest income	(16)	(55)	39	NM

Visant interest expense, net	13,419	16,797	(3,378)	(20.1%)

Interest expense, net	$27,894	$30,925	$(3,031)	(9.8%)

NM = Not meaningful

Net interest expense decreased $3.0 million, or 9.8%, to $27.9 million for the three months ended October 3, 2009 compared to $30.9 million for the comparative prior year period, primarily due to lower interest rates on the Term Loan C facility and lower average borrowings under our revolving credit facilities.

Income Taxes. The Company has recorded an income tax benefit for the three months ended October 3, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended October 3, 2009 were 46.8% and 273.2% for Holdings and Visant, respectively. For the comparable three-month period ended September 27, 2008, the effective tax rates were 40.6% and 54.6% for Holdings and Visant, respectively. The effective rates of tax benefit for the 2009 period were favorably affected by $1.0 million of net current period adjustments resulting principally from the effects of filing the Company’s 2008 federal income tax return. The effective rates of tax benefit for the 2008 period were favorably affected by $1.2 million of adjustments resulting principally from the effects of filing the Company’s 2007 income tax returns.

Net Loss. As a result of the aforementioned items, net loss decreased $3.0 million to $8.1 million for the three months ended October 3, 2009 compared to a net loss of $11.1 million for the three months ended September 27, 2008.

Nine Months Ended October 3, 2009 Compared to the Nine Months Ended September 27, 2008

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended October 3, 2009 and September 27, 2008.

	Nine months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales	$1,000,273	$1,071,410	$(71,137)	(6.6%)
Cost of products sold	462,342	523,366	(61,024)	(11.7%)

Gross profit	537,931	548,044	(10,113)	(1.8%)
% of net sales	53.8%	51.2%

Selling and administrative expenses	338,644	343,277	(4,633)	(1.3%)
% of net sales	33.9%	32.0%

Gain on disposal of fixed assets	(453)	(94)	(359)	NM
Special charges	14,816	9,588	5,228	NM

Operating income	184,924	195,273	(10,349)	(5.3%)
% of net sales	18.5%	18.2%

Interest expense, net	85,543	93,186	(7,643)	(8.2%)

Income before income taxes	99,381	102,087	(2,706)
Provision for income taxes	37,523	39,860	(2,337)	(5.9%)

Net income	$61,858	$62,227	$(369)	(0.6%)

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the nine-month periods ended October 3, 2009 and September 27, 2008. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Nine months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Net sales
Scholastic	$324,986	$328,471	$(3,485)	(1.1%)
Memory Book	369,470	366,990	2,480	0.7%
Marketing and Publishing Services	306,090	377,007	(70,917)	(18.8%)
Inter-segment eliminations	(273)	(1,058)	785	NM

Net sales	$1,000,273	$1,071,410	$(71,137)	(6.6%)

Operating income
Scholastic	$28,919	$19,820	$9,099	45.9%
Memory Book	119,523	117,511	2,012	1.7%
Marketing and Publishing Services	36,482	57,942	(21,460)	(37.0%)

Operating income	$184,924	$195,273	$(10,349)	(5.3%)

Depreciation and amortization
Scholastic	$21,114	$20,020	$1,094	5.5%
Memory Book	29,276	28,170	1,106	3.9%
Marketing and Publishing Services	25,519	27,769	(2,250)	(8.1%)

Depreciation and amortization	$75,909	$75,959	$(50)	(0.1%)

NM = Not meaningful

Net Sales. Consolidated net sales decreased $71.1 million, or approximately 6.6%, to $1,000.3 million for the nine months ended October 3, 2009 compared to $1,071.4 million for the prior year comparable period. Included in consolidated net sales for the nine-month period, as compared to the prior year nine-month period, were incremental sales from the Phoenix Color acquisition which accounted for approximately $26.3 million. Excluding the impact of this acquisition, consolidated net sales decreased $97.4 million for the nine months ended October 3, 2009 compared to the prior year comparable period, a decline of 9.1%.

Net sales of our Scholastic segment for the nine-month period ended October 3, 2009 decreased by $3.5 million to $325.0 million, a decline of 1.1%, compared to $328.5 million for the nine-month period ended September 27, 2008. The decrease was primarily attributable to lower overall volumes and a shift in metal mix to lower priced metals in our jewelry products. The decrease was partially offset by higher prices in our jewelry and graduation products.

Net sales for the Memory Book segment were $369.5 million for the nine-month period ended October 3, 2009 compared to $367.0 million for the nine-month period ended September 27, 2008.

Net sales of the Marketing and Publishing Services segment decreased $70.9 million, or 18.8%, to $306.1 million for the first nine months of 2009 compared to $377.0 million during the first nine months of 2008. This decrease was primarily attributable to lower volumes in our sampling, educational book component and direct marketing operations, offset in part by incremental volume from the 2008 acquisition of Phoenix Color.

Gross Profit. Consolidated gross profit decreased $10.1 million, or 1.8%, to $537.9 million for the nine months ended October 3, 2009 from $548.0 million for the nine-month period ended September 27, 2008. As a percentage of net sales, gross profit margin increased to 53.8% for the nine months ended October 3, 2009 from 51.2% for the comparative prior year period in 2008. This increase in gross profit margin was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which carry a higher relative gross margin, as well as increased prices for our memory book and scholastic products, the impact of cost reduction initiatives and lower precious metal costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $4.6 million, or 1.3%, to $338.6 million for the nine months ended October 3, 2009 from $343.3 million for the corresponding period in 2008. As a percentage of net sales, selling and administrative expenses increased to 33.9% for the nine months ended October 3, 2009 from 32.0% for the comparative period in 2008. This decrease is net of $6.3 million of incremental costs resulting from the acquisition of Phoenix Color, including $2.9 million of non-cash amortization expense. Excluding the impact of the Phoenix Color acquisition, total selling and administrative expenses decreased $10.9 million to $332.3 million, representing 34.1% of net sales. The increase as a percentage of net sales was due to a higher proportion of total sales in our Memory Book and Scholastic segments, which typically carry higher selling costs, as well as lower overall sales in the first nine months of 2009 compared to the same period in 2008.

Special Charges. For the nine-month period ended October 3, 2009, the Company recorded $8.8 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $0.9 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment incurred $2.0 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.3 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.3 million of other shutdown related costs and $1.1 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 17, 231 and 156 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $9.6 million for the nine months ended September 27, 2008 included $4.7 million of restructuring costs and $4.9 million of other special charges. The Marketing and Publishing Services segment incurred $2.8 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities and $0.3 million of severance and related benefit costs for headcount reductions. The Scholastic segment incurred $0.2 million of restructuring charges associated with the closure of Jostens’ Attleboro, Massachusetts facility, $0.5 million of severance and related benefits associated with headcount reductions and $0.4 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.0 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.2 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included was $1.7 million in our Marketing and Publishing Services segment in connection with the Pennsauken, New Jersey facilities closures which included $0.9 million for a non-cash asset impairment charge.

Operating Income. As a result of the foregoing, consolidated operating income decreased $10.3 million to $185.0 million for the nine months ended October 3, 2009 compared to $195.3 million for the comparable period in 2008. As a percentage of net sales, operating income was 18.5% and 18.2% for the nine-month periods ended October 3, 2009 and September 27, 2008, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	October 3, 2009	September 27, 2008	$ Change	% Change
Holdings:
Interest expense	$42,118	$22,907	$19,211	83.9%
Amortization of debt discount, premium and deferred financing costs	1,450	18,991	(17,541)	(92.4%)
Interest income	—	(4)	4	NM

Holdings interest expense, net	43,568	41,894	1,674	4.0%

Visant:
Interest expense	37,608	47,762	(10,154)	(21.3%)
Amortization of debt discount, premium and deferred financing costs	4,574	4,230	344	8.1%
Interest income	(207)	(700)	493	NM

Visant interest expense, net	41,975	51,292	(9,317)	(18.2%)

Interest expense, net	$85,543	$93,186	$(7,643)	(8.2%)

NM = Not meaningful

Net interest expense decreased $7.7 million, or 8.2%, to $85.5 million for the nine months ended October 3, 2009 compared to $93.2 million for the comparative prior year period, primarily due to lower interest rates on the Term Loan C facility and lower average outstanding borrowings under the revolving credit facilities.

Income Taxes. The Company has recorded an income tax provision for the nine months ended October 3, 2009 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2009 are 39.0% and 38.4% for Holdings and Visant, respectively, before consideration of the effects of $0.4 million of net tax and interest expense accruals for unrecognized tax benefits and $1.6 million of other net income tax adjustments considered a current period tax benefit. The other net income tax adjustments, considered a current period tax benefit, consisted of $1.2 million of tax benefit for Visant and $0.4 million of tax benefit for Holdings on a separate company basis resulting in a consolidated income tax benefit of $1.6 million. The current period tax adjustments included the favorable effect of filing an amended return for Phoenix Color related to a pre-acquisition period, an adjustment to reflect tax rates at which the Company expects deferred tax assets and liabilities to be realized or settled in the future as a result of changes in certain state income tax filing regulations, and the effects of filing the Company’s 2008 federal income tax return. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.8% for both Holdings and Visant for the nine-month period ended October 3, 2009.

For the comparable nine-month period ended September 27, 2008, the effective rates of income tax expense for Holdings and Visant were 39.0% and 38.1%, respectively.

Net Income. As a result of the aforementioned items, net income decreased $0.3 million to $61.9 million for the nine months ended October 3, 2009 compared to net income of $62.2 million for the nine months ended September 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2009 and 2008 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
In thousands	October 3, 2009	September 27, 2008
Net cash provided by operating activities	$64,937	$94,525
Net cash used in investing activities	(35,428)	(256,072)
Net cash (used in) provided by financing activities	(137,210)	124,027
Effect of exchange rate changes on cash	(441)	(254)

Decrease in cash and cash equivalents	$(108,142)	$(37,774)

For the nine months ended October 3, 2009, operating activities generated cash of $64.9 million compared with $94.5 million for the comparable prior year period. The decrease in cash provided by operating activities of $29.6 million was attributable to the timing of interest payments of approximately $19.1 million related to Visant’s $500.0 million senior subordinated notes and cash interest paid in 2009 of $12.7 million related to Holdings’ $247.2 million senior discount notes which did not have cash interest payment requirements due prior to 2009.

Net cash used in investing activities for the nine months ended October 3, 2009 was $35.4 million, compared with $256.1 million for the comparative 2008 period. The $220.7 million change was primarily driven by the acquisition of Phoenix Color in the first nine months of 2008 for approximately $222.9 million, subject to adjustment. In the first nine months of 2009, the Company closed the Rennoc asset acquisition for a purchase price of approximately $2.3 million. In addition, our capital expenditures relating to purchases of property, plant and equipment were $37.1 million and $33.7 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Net cash used in financing activities for the nine months ended October 3, 2009 was $137.2 million, compared with cash provided by financing activities of $124.0 million for the comparable 2008 period. The $261.2 million change primarily related to the net repayment of $132.5 million of short term borrowings under the revolving credit facilities during the nine month period ended October 3, 2009 versus net borrowings under the revolving credit facilities of $126.2 million primarily in connection with the acquisition of Phoenix Color during the comparable 2008 period.

During the nine months ended October 3, 2009, Visant transferred approximately $16.0 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million principal amount of 8.75% senior notes due 2013 and its $247.2 million principal amount of 10.25% senior discount notes due 2013. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

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

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future refinancings of our debt. Based upon the current level of operations, we anticipate that cash flow from operations, available cash and cash equivalents are adequate to meet our liquidity needs for the next twelve months.

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

We have substantial debt service requirements. As of October 3, 2009, we had total indebtedness of $1,419.0 million (exclusive of $14.1 million letters of credit outstanding) and cash and cash equivalents of $10.1 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $81.4 million of available borrowings under Visant’s $100.0 million revolving credit facilities as of October 3, 2009. As of October 3, 2009, Visant had $316.5 million outstanding under the Term C Loan facility, $500.0 million aggregate principal amount of the Visant senior subordinated notes, $350.0 million aggregate principal amount of the Holdings senior notes, $247.2 million aggregate principal amount at maturity of the Holdings discount notes, $14.1 million outstanding in the form of standby letters of credit under its secured credit facilities, $4.5 million of short-term borrowings under its senior secured credit facilities and $0.8 million in short-term borrowings under equipment financing arrangements.

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

As of October 3, 2009, the Company was in compliance with all covenants under its material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended October 3, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.

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

During the quarter ended October 3, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended October 3, 2009, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended October 3, 2009. For additional information, refer to Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended October 3, 2009, we did not issue or sell any equity securities.

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

VISANT HOLDING CORP.

Date: November 17, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: November 17, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 17, 2009	/s/ Marc L. Reisch
Marc L. Reisch President and Chief Executive Officer (principal executive officer)

Date: November 17, 2009	/s/ Paul B. Carousso
Paul B. Carousso Vice President, Finance (principal financial and accounting officer)