Form 10-K
period 2010-01-02
VISANT HOLDING CORP; VISANT CORP
filed 2010-04-01
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that each registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 1, 2010, there were 5,962,586 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are indirectly owned beneficially by Visant Holding Corp.).

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	developments in technology and related changes in consumer behavior;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. postal services and the failure of our sampling systems to comply with U.S. postal regulations;

•	labor disturbances;

•	environmental regulations;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations;

•	the textbook adoption cycle and levels of government funding for education spending; and

•	control by our stockholders.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.visant.net our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains periodic reports and other information regarding issuers that file electronically.

PART I

Except where otherwise indicated, any reference in this report to (1) the “Company,” “we,” “our,” “us” or “Holdings” refer to Visant Holding Corp. together with Visant Corporation (“Visant”) and its consolidated subsidiaries, (2) “Jostens” refers to Jostens, Inc. and its subsidiaries, (3) “Lehigh” refers to The Lehigh Press, Inc., (4) “Arcade” refers to AKI, Inc. and its subsidiaries, (5) “Dixon” refers to Dixon Direct Corp., (6) “Neff” refers to Neff Holding Company together with Neff Motivation, Inc., (7) “VSI” refers to Visual Systems, Inc., and (8) “Phoenix Color” refers to Phoenix Color Corp. and its subsidiaries. All references to a particular fiscal year are to the four fiscal quarters ended the Saturday nearest to December 31st.

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

Acquisitions and Dispositions

Our business has expanded through acquisitions recently completed to complement our awards and team jackets Scholastic segment, including the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009 and the acquisition of the stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010. The results of the acquired Rennoc assets are, and the Rock Creek operations will be, reported as part of the Scholastic segment from the respective date of acquisition. We acquired Phoenix Color (a leading book component manufacturer) in 2008 as part of our Marketing and Publishing Services segment. In 2007 we completed the acquisition of Neff (a single source provider of custom award programs and apparel) in our Scholastic segment, VSI (a supplier of overhead transparencies and book components) in our Marketing and Publishing Services segment and certain assets and liabilities of Publishing Enterprises, Incorporated (a producer of school memory books and student planners) in our Memory Book Segment.

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

Our three reportable segments as of January 2, 2010 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations is concentrated in the fourth quarter, primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of continued uncertainty in market conditions affecting the timing of decisions and the extent of spending by our customers. We expect an improvement in 2010 in the level of advertising spending by our customers to support their businesses but anticipate the return may be slow and uneven. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising media that we compete with, have created ongoing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational and financial strength.

In addition to the initiatives taken in 2008 and 2009, we have continued to implement efforts to contain costs and drive efficiencies, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address uncertain and continuing challenging marketplace conditions as well as pricing pressures demanding a lower cost structure.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

Scholastic

We are one of the leading providers of services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we primarily serve U.S. high schools, colleges, universities and other specialty markets, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides a high level of customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, and our subsequent acquisitions in 2009 and 2010 in the varsity jacket business we also market, manufacture and sell an array of additional scholastic products, including chenille letters, varsity jackets, mascot mats, plaques and sports apparel.

Memory Book

Through our Jostens subsidiary, we are one of the leading providers of services in conjunction with the publication, marketing, sale and production of memory books and related products that help people tell their stories and chronicle important events. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Jostens also offers online memory book products and related services, including for which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events.

Marketing and Publishing Services

The Marketing and Publishing Services segment provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services primarily targeted at the direct marketing sector. We are also a leading producer of book components and supplemental materials such as decorative covers and overhead transparencies for educational and trade publishers. With over a 100-year history, Arcade Marketing pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various conventional and on-line marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services, providing a range of conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities may offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

Products

The following table presents our revenue by product.

Revenue Breakout by Similar Product Disclosure

	In thousands	For the year ended
	Revenue by product	2009	%	2008	%	2007	%
Memory Book:	Memory book and yearbook products and services	$386,783	30.8%	$391,981	28.7%	$370,952	29.2%

Scholastic:	Class ring and jewelry products	208,260	16.6%	219,407	16.1%	220,380	17.3%
	Graduation and affinity products	254,458	20.3%	252,998	18.5%	245,059	19.3%

Marketing & Publishing Services:	Sampling products and services	139,506	11.1%	191,546	14.0%	196,478	15.5%
	Direct marketing products and services	111,460	8.9%	135,130	9.9%	144,663	11.4%
	Book components	154,858	12.3%	174,498	12.8%	92,678	7.3%

	Total revenue	$1,255,325	100.0%	$1,365,560	100.0%	$1,270,210	100.0%

Competition

Scholastic

Jostens’ primary competition in class rings consists of two national firms, Herff Jones, Inc. (“Herff Jones”) and American Achievement Corporation (“American Achievement”) (which market the Balfour and ArtCarved brands, respectively), as well as a host of regional companies, retailers and traditional jewelry stores, which may compete more effectively based on technology and manufacturing advances. Herff Jones distributes its products within schools, while American Achievement distributes its products through multiple distribution channels including schools, independent and jewelry chain retailers and mass merchandisers. Jostens distributes its products primarily within schools and through online offerings. In the affiliation ring market, Jostens competes primarily with national manufacturers, consumer product and jewelry companies and a number of small regional competitors. Class rings sold through independent and jewelry chain retailers and mass merchandisers are generally less customized and, accordingly, are lower priced rings than class rings sold through schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. In the marketing and sale of other scholastic affinity products, we compete primarily with American Achievement and Herff Jones, in the case of graduation products, as well as numerous local and regional competitors, including dealers and retailers, who offer products similar to us. Each competes on the basis of service, on-time delivery, product quality, price and product offerings, with particular importance given to establishing a proven track record of timely delivery of quality products.

Memory Book

In the sale of yearbooks and memory books to schools, Jostens competes primarily with American Achievement (which markets under the Taylor Publishing brand), Herff Jones, Walsworth Publishing Company and Lifetouch Inc. as well as a host of other companies providing conventional and online memory book offerings. Each competes on the basis of service, product customization and personalization, on-time delivery, print quality, price and product offerings. Customization and personalization capabilities, combined with technical assistance and customer service, are important factors in yearbook production.

Marketing and Publishing Services

The Marketing and Publishing Services business competes primarily with Orlandi, Inc., Klocke, Marietta and a number of smaller competitors in the fragrance and cosmetic sampling business. Our sampling system business also competes with numerous manufacturers of sampling products such as miniatures, vials, packets, sachets, blister packs and scratch and sniff products. Our direct marketing products and services compete with numerous other marketing and advertising venues for marketing dollars customers allocate to various types of advertising, marketing and promotional efforts such as television and in-store promotions as well as other printed products produced by numerous national and regional printers and more recently, on-line offerings. We seek to differentiate ourselves based on our capabilities, quality and organizational and financial strength. We compete with Coral Graphics Services, Inc., Brady-Palmer, Moore Langen, Vintage Publications Incorporated, Worzalla Publishing Company and John P. Pow in the production and sale of book covers and components.

Seasonality

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for fiscal 2009 during the second quarter of our fiscal year and approximately 63% of our annual cash flow from operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations concentrated in the fourth quarter is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Raw Materials

The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The cost of precious metals and precious, semiprecious and synthetic stones is affected by market volatility. To manage the risk associated with changes in the prices of precious metals, we may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. The price of gold increased dramatically during 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix. Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany, whom we believe is also a supplier to Jostens’ major class ring competitors in the United States.

The principal raw materials purchased by the Marketing and Publishing Services business consist of paper, ink and adhesives. Paper costs generally flow through to the customer as paper is ordered for specific jobs. We do not take significant commodity risk on paper. Our sampling system business utilizes specific grades of paper and foil laminates, which are, respectively, purchased from a limited number of suppliers.

Matters pertaining to our market risks are set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk”.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, Jostens typically obtains contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, related primarily to our Memory Book and Scholastic businesses, was in the aggregate $437.7 million and $430.6 million as of the end of fiscal years 2009 and 2008, respectively. We expect most of the 2009 backlog to be confirmed and filled throughout 2010.

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time we may be involved in remedial and compliance efforts.

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

However, many of our sampling system and direct mail manufacturing processes and products are not covered by any patent or patent application. As a result, our businesses may be adversely affected by competitors who independently develop equivalent or superior technologies, know-how, trade secrets or production methods or processes than those employed by us. We are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights.

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

Employees

As of January 2, 2010, we had approximately 5,250 full-time employees. As of January 2, 2010, approximately 523 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August 2012, and approximately 226 employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements. These collective bargaining agreements expire in April 2010 and March 2012. The collective bargaining agreement expiring in April 2010 is currently under negotiation.

We consider our relations with our employees to be satisfactory.

International Operations

Our foreign sales from continuing operations are derived primarily from operations in Canada and Europe. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among the risks attendant to foreign operations.

For information on net sales from external customers attributed to the United States and outside the United States and on long-lived assets located in the United States and outside the United States, see Note 16, Business Segments, to our consolidated financial statements included elsewhere herein.

ITEM 1A.	RISK FACTORS

The Company’s consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to Our Business

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, including by moving into new product and service offerings and geographies, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to successfully implement some or all of the initiatives of our business plan, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal developments, conditions in the global economy and in the credit and capital markets and developments within the primary segments we serve, or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, financial condition and results of operations and thus our ability to service our indebtedness, including our ability to make principal and interest payments on our indebtedness.

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

As part of our business strategy, we may continue to pursue strategic acquisitions and dispositions to leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees;

•	regulatory challenges; and

•	potential disputes with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to continue to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result. Our ability to continue to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any material business that we acquired or invested in encountered problems or liabilities of which we were not aware.

Economic weakness and uncertainty, as well as the effects of these conditions on our material customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results are affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of continued economic weakness and uncertainty in the pace and extent of recovery, including factors such as a high rate of unemployment, bankruptcies and other challenges continuing to affect the global economy, our customers and suppliers may experience further deterioration of their businesses or cash flow shortages. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion. Revenues, particularly in our Marketing and Publishing Services business, are dependent on the level of marketing and advertising spending by our customers. Demand for marketing and advertising tends to correlate with changes in the level of economic activity in the market segments our customers serve, and therefore continued weakness and uncertainty in the pace and extent of recovery in the global economy could negatively affect the demand for the products and related services that we provide these customers. Our educational textbook cover and component business is reliant on continued government funding for educational spending that impacts demand by our customers and may be affected by changes in local, state and/or federal funding. Continued economic weakness and uncertainty in the pace and extent of recovery in the global economy may continue to constrain marketing and advertising spending resulting in decreased revenue, gross margin, earnings or growth rates and increased challenges with respect to collection of customer receivables. In addition, customer difficulties could result in increases in bad debt write-offs and to our allowance for doubtful accounts receivable. Further, our suppliers may experience similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Negative changes in the global economy, a slow economic recovery or a prolonged period of uncertainty in the economic environment could materially adversely affect our results of operations, financial position and cash flows.

We are subject to direct competition in each of our respective industries which may have an adverse effect on our business, financial condition and results of operations.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. Because of substantial resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, with respect to our existing product lines and new products we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or result in pricing pressures. Increases in competition could have an adverse effect on our business, financial condition and results of operations. To maintain a competitive advantage, we may need to make increased investment in product development, manufacturing capabilities and sales and marketing and continue to improve our cost structure and operating efficiencies. Excess capacity in certain of our segments has caused downward pricing pressures, and this trend may continue. In addition, continued consolidation in the segments in which we compete may increase competitive pricing pressures due to competitors lowering prices as a result of synergies.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The price of gold increased dramatically during 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials;

•	the supply of these materials;

•	foreign government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers. Therefore, significant fluctuations in prices for gold, paper products or precious, semiprecious and synthetic stones and other materials could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations with us. Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which accounted for a substantial portion of net sales from our sampling system business for fiscal 2009, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have a written supply agreement in place. A loss of this supply of paper and a resulting possible loss of our competitive advantage could have a material adverse effect on our sampling system business, financial condition and results of operations to the extent that we are unable to obtain the specific paper or in sufficient quantity from other suppliers or elsewhere. Moreover, certain of our other primary label sampling systems utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A loss of supply could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

Certain of our businesses are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time. Unanticipated higher prices could impact our operating expenses.

Any failure to obtain raw materials and certain services for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, financial condition, results of operations and competitive advantage.

The seasonality of our industries could have a material adverse effect on our business, financial condition and results of operations.

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for our continuing operations for fiscal 2009 during the second quarter of our fiscal year and approximately 63% of our annual cash flow from operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from continuing operations, concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

The seasonality of our businesses requires us to manage our capital carefully over the course of the year. If we fail to manage our capital effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources accurately in order to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

We have significant customer concentration within our Marketing and Publishing Services segment. Our sampling system business is dependent on a limited number of customers. Our top five customers in our sampling system business, for example, represented approximately 18% of our net sales within our Marketing and Publishing Services segment for 2009. We do not generally have long-term contracts for committed volume with any of these customers. Moreover, we may be required by some customers to qualify our sampling system manufacturing operations under specified supplier standards. If we are unable to qualify under a supplier’s standards, the customer may not continue to purchase sampling systems from us. An adverse change in our relationship with any of our significant sampling system customers or in their buying habits could have a material adverse effect on the business, financial condition and results of operations of our sampling system business.

Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our business, financial condition and results of operations.

Our cover and component business is also particularly dependent on a limited number of customers. Our top five customers in our cover and component business represented approximately 25% of our net sales within our marketing and publishing segment for 2009. Customers in our component business include, among others, many autonomous divisions of the three major educational textbook publishers, each of whom we have long-term written agreements with. Each of these divisions, however, maintains its own manufacturing relationships and generally makes textbook manufacturing decisions independently of other divisions. Any cancellation, deferral or significant reduction in product sold to these principal customers, or a significant number of smaller customers, including as a result of the impact of continued economic weakness and challenges on their businesses or the impact of any shift to alternative methods of content delivery by such customers, could seriously harm our business, financial condition and results of operations.

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

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days’ notice from the end of the current contract year. Jostens’ sales representatives can terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant change in the terms of its relationship with, or loss of its, independent sales representatives, it could have a material adverse effect upon our business, financial condition and results of operations.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations. We are also increasingly dependent on our information technology systems for our e-commerce efforts. We may not be able to enhance existing information systems or implement new information systems that can integrate successfully our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating the systems. In addition, our information systems may require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to license certain proprietary software in certain cases and the availability of information technology and skilled personnel to assist us in creating and implementing the systems. Our failure to successfully implement and maintain operational, financial and billing information systems at our businesses could have an adverse effect on our business, financial condition and results of operations.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

Our capital expenditure requirements have primarily related to our Jostens business. Additionally, we are required to invest capital in order to expand and update our capabilities in our other segments, including our Marketing and Publishing Services segment. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements and growth initiatives, including information technology and e-commerce initiatives throughout the Jostens business. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to efforts to maintain efficiency and to retain technological advancement to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology or capacity in order to remain competitive. If we are unable to fund any such investment, including as a result of constrained availability of capital, or otherwise fail to invest in new technologies, our business, financial condition and results of operations could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet or alternative methods of content delivery, could result in new distribution channels and new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including the use of the Internet or alternative methods of content delivery. Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers may replace print materials with electronic alternatives. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business.

If we fail to anticipate or respond adequately to changes in technology, consumer behavior and user preferences and demands or are unable to finance the capital expenditures necessary to, or develop an ability to, respond to such changes, our business, financial condition and results of operations could be materially and adversely affected.

Any disruption at our principal production facilities could adversely affect our results of operations.

We are dependent on certain key production facilities. Certain sampling system, book component, jewelry and graduation announcement products are generally each produced in a dedicated facility. Any disruption of production capabilities at any of our key dedicated facilities could adversely affect our business, financial condition and results of operations.

Actions taken by the U.S. Postal Service could have a material adverse effect on our business.

Postal costs are a significant component of many of our customers’ cost structures, particularly in our Marketing and Publishing Services segment, and postal rate changes can influence the number of pieces and types of products that our customers mail. We do not directly bear the cost of higher postal rates and changes in postal classifications. Demand for products distributed by mail, however, could be adversely affected by continued increases in postal rates. Any resulting decline in volume mailed would have an adverse effect on our business.

Sampling products are approved by the U.S. Postal Service, or the USPS, for inclusion in subscription magazines mailed at periodical postage rates. USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packets, sachets and blisterpacks, because these competing products cause an increase from periodical postage rates to the higher third-class rates for a magazine’s entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. If the USPS approves other competing types of sampling products for use in subscription magazines without requiring a postal surcharge, or reclassifies our sampling products such that they would incur a postal surcharge, it could have a material adverse effect on our sampling system business, financial condition and results of operations.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of January 2, 2010, we had approximately 5,250 full-time employees. As of January 2, 2010, approximately 523 of Jostens’ employees were represented under two collective bargaining agreements that expire in June 2010 and August 2012, and approximately 226 employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in April 2010 and March 2012. The collective bargaining agreement expiring in April 2010 is currently under negotiation.

We may not be able to negotiate future labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. In addition, if our other employees were to become unionized, we could experience a further disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations. Given the seasonality of our business, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner, which could adversely impact our business, financial condition and results of operations.

We are subject to environmental obligations and liabilities that could impose substantial costs upon us and may adversely affect our financial results and our ability to service our debt.

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters.

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

In addition, we are involved in litigation from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate litigation against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in any such litigation, and the results or costs of any such litigation may have a material adverse effect on our business, financial condition and results of operations. The expense involved in protecting our intellectual property in our Marketing and Publishing Services segment, for example, has been and could continue to be significant. Any litigation concerning intellectual property could be protracted and costly, is inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of its outcome.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing product safety and protecting the privacy of consumer data. Continually evolving and changing regulations, both in the United States and internationally, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

We are subject to privacy and other related obligations and liabilities that could impose substantial costs upon us and may adversely affect our business or our financial results.

Several of our businesses use, process and store customer or consumer information that may include confidential or personal information. Privacy laws and similar regulations in many jurisdictions where we or our customers do business, as well as contractual provisions, require that we take steps to safeguard this information. Failure to comply with any of these laws, regulations or contract provisions could adversely affect our reputation and business and subject us to significant liability.

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for education spending.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for education spending. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of continued unfavorable economic conditions, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business. Lower than expected sales by us due to the cyclicality of the textbook adoption cycle and pricing pressures that may result during any downturn in the textbook adoption cycle or as a result of a reduction in government funding for education spending could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

Our controlling stockholders, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. and certain of its affiliates (“DLJMBP III” and together with KKR, the “Sponsors”), may have interests that conflict with other investors.

As a result of the Transactions, we are controlled by an affiliate of KKR and DLJMBP III and certain of its affiliates. These investors collectively control our affairs and policies. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of our other investors and debtholders. In addition, these stockholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our other investors and debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our stockholders may conflict with those of our debtholders. In that situation, for example, our debtholders might want us to raise additional equity from the Sponsors or other investors to reduce our leverage and pay our debts, while the Sponsors might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp., Primedia Inc. and First Data Corporation. Further, if they pursue such acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control our decisions.

Declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required contributions in future years.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and regulatory requirements and changes. Declines in the market value of the securities held by the plans due to the disruption in financial markets during 2008 materially reduced the asset values under the plans and in turn will affect the level of pension income associated with the pension plans and increase the level of expense and required contributions in future years. In the event that sustained declines in market conditions continue for an extended period of time, our expense and required cash contributions associated with pension plans may substantially increase in future periods.

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

We are highly leveraged. As of January 2, 2010, total indebtedness for Holdings and its subsidiaries was $1,423.7 million (exclusive of letters of credit outstanding). As of January 2, 2010, Visant had availability of $86.7 million (net of standby letters of credit of $13.3 million) under its revolving credit facilities and cash and cash equivalents totaling $113.3 million. Total outstanding indebtedness for Holdings and its subsidiaries represented approximately 89% of our total consolidated capitalization at January 2, 2010.

Our substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

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

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations. Furthermore, our interest expense could increase if interest rates increase, because the entire amount of our debt under the Visant senior secured credit facilities bears interest at floating rates, currently, at our option, at either (1) adjusted LIBOR (with a minimum adjusted LIBOR of 2.00% per annum) plus 4.00% per annum for the U.S. dollar denominated loans under the revolving credit facilities and LIBOR plus 2.00% per annum for the Term Loan C facility or (2) the alternate base rate plus 3.00% for U.S. dollar denominated loans under the revolving credit facilities and alternate base rate plus 1.00% for the Term Loan C facility (or, in the case of Canadian dollar denominated loans under the revolving credit facilities, the bankers’ acceptance discount rate plus 4.00% or the Canadian prime rate plus 3.00% per annum), subject to adjustment based on a pricing grid with respect to the Term Loan C facility. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. Although the indentures governing the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes and the credit agreement governing the Visant senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with those restrictions could be substantial. The Visant senior secured credit facilities, for example, allow us to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the senior secured credit facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the senior secured credit facilities and (3) up to $100 million of additional indebtedness.

The Visant senior secured credit facilities also allow us to incur additional term loans under the Term Loan C facility or under a new term loan facility, in each case in an aggregate principal amount of up to $300 million, subject to certain conditions, including Visant’s ability to obtain commitments from one or more lenders to make such commitments. Any additional term loans will have the same security and guarantees as the Term Loan C facility. All of these borrowings will rank senior to the Visant senior subordinated notes and subsidiary guarantees thereof and any indebtedness incurred by subsidiaries of Holdings would be structurally senior to the debt of Holdings, including the outstanding Holdings senior notes and senior discount notes. If the new debt is added to our current debt levels, the related risks that we now face, including those described above, could intensify. There can be no assurance of our ability to obtain this financing, including on acceptable terms.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

We are a highly leveraged company and require a significant amount of cash to meet our debt service obligations. For the year ended December 29, 2007, Visant voluntarily prepaid $400.0 million of scheduled payments under the term loans in its senior secured credit facilities, including all originally scheduled principal payments due under the Term Loan C facility through most of 2011. Amounts borrowed under the term loans that are repaid or prepaid may not be reborrowed. Our annual payment obligations for 2009 with respect to our existing indebtedness were comprised of approximately $105.1 million of interest payments on Visant’s Term Loan C facility, revolving credit facilities and senior subordinated notes, the Holdings senior notes and the Holdings discount notes. Our ability to pay interest on and principal on our debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Changes in global economic conditions, including any decreases in economic activity in many of the industries we serve, may significantly impact our ability to generate funds from operations.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our senior secured facilities begin to mature in the second half of 2011. Our ability to refinance our debt or undertake alternative financing plans will depend on the credit markets and our financial condition at such time. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of our existing or future debt instruments may restrict certain of our alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our indebtedness.

Repayment of our debt, including the Visant term loans, revolving credit facilities, Visant senior subordinated notes and the Holdings senior notes and senior discount notes, is dependent on cash flow generated by our subsidiaries.

Both Visant and Holdings are holding companies, and all of our assets are owned by our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Visant senior subordinated notes, our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available for that purpose. The Holdings senior notes and senior discount notes are not guaranteed by any of Holdings’ subsidiaries. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Visant senior subordinated notes and the Holdings senior notes and senior discount notes. Each of our subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indentures governing the Visant senior subordinated notes and the Holdings senior notes and senior discount notes limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. If we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Visant term loans, revolving credit facilities, the Visant senior subordinated notes and the Holdings senior notes and senior discount notes.

Restrictive covenants in our and our subsidiaries’ debt instruments may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Visant senior secured credit facilities and the indentures governing the Holdings senior notes and senior discount notes and the Visant senior subordinated notes contain, and any future indebtedness of ours or of our subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on Holdings, and us, including restrictions on Holdings and our ability to engage in acts that may be in our best long-term interest.

The Visant senior secured credit facilities include financial covenants, including requirements that Visant maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio. The financial covenants in the Visant senior secured credit facilities will become more restrictive over time. In addition, the Visant senior secured credit facilities limit Visant’s ability to make capital expenditures and require that Visant use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in its business to repay indebtedness under the senior secured credit facilities.

The Visant senior secured credit facilities also include covenants restricting, among other things, Visant Secondary Holdings Corp.’s (Visant’s immediate parent and Holdings’ subsidiary), Visant’s and their subsidiaries’ ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements) or issue preferred stock; pay dividends, or make redemptions and repurchases, with respect to capital stock; prepay, or make redemptions and repurchases, with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates; change the business conducted by Visant Secondary Holdings Corp., Visant or their subsidiaries; and amend the terms of subordinated debt.

The indentures relating to the Holdings senior notes, the Holdings senior discount notes and the Visant senior subordinated notes also contain numerous covenants including, among other things, restrictions on our and our subsidiaries’ ability to: create liens; incur or guarantee indebtedness or issue preferred stock; pay dividends, or make redemptions and repurchases, with respect to capital stock; prepay, or make redemptions and repurchases, with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales and transactions with affiliates; and create limitations on the ability of subsidiaries to make dividends or distributions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the Staff of the SEC regarding its periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

A summary of the physical properties we currently use follows:

Segment	Facility Location (1)	Approximate Sq. Ft.	Interest
Scholastic	Santiago, Dominican Republic	140,000	Leased
	Laurens, South Carolina	98,000	Owned
	Shelbyville, Tennessee	87,000	Owned
	Unadilla, Georgia	83,000	Owned
	Denton, Texas	70,000	Owned
	Greenville, Ohio	69,000	Owned
	Eagan, Minnesota	34,000	Leased
	Owatonna, Minnesota	30,000	Owned
	Winnipeg, Manitoba	13,000	Leased
	Grinnell, Iowa	5,000	Owned

Memory Book	Topeka, Kansas (2)	236,000	Owned
	Clarksville, Tennessee	105,000	Owned
	Visalia, California	96,000	Owned
	State College, Pennsylvania	66,000	Owned
	Sedalia, Missouri	26,000	Leased
	State College, Pennsylvania	2,500	Leased

Marketing and Publishing Services	Broadview, Illinois	212,000	Owned
	Hagerstown, Maryland	162,000	Owned
	Dixon, Illinois	160,000	Owned
	Chattanooga, Tennessee	124,000	Owned
	Rockaway, New Jersey	84,000	Leased
	Milwaukee, Wisconsin	64,000	Owned
	Hagerstown, Maryland	50,000	Owned
	Chattanooga, Tennessee	36,700	Owned
	Chattanooga, Tennessee	29,500	Owned
	New York, New York	12,000	Leased
	Paris, France	4,600	Leased

(1)	Excludes properties held for sale.
(2)	Also houses Scholastic segment production.

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

Our Jostens subsidiary is a party to litigations pending in the Western District of Oklahoma, the District Court, Tulsa County, and the District Court, Oklahoma County, Oklahoma and in the 15th Judicial District Court, Parish of Lafayette, Louisiana with Herff Jones related to the engagement by Jostens (or its independent sales representatives) of certain independent sales representatives from such competitor and a litigation pending in Oklahoma against an associate of one of Jostens’ independent sales representatives and Jostens by one of its former sales representatives (the “Former Sales Representative”) on similar matters. In addition to the matters pending against Jostens (and certain of its independent sales representatives or their associates), Jostens also has pending certain claims and counterclaims against Herff Jones and the Former Sales Representative relating to similar matters. Certain of the litigations are scheduled to proceed to trial later in 2010. Continued discovery is pending and the cost of the defense and pursuit of its claims during 2009 was significant and is expected to be significant in 2010 as the parties move to trial on certain of the matters. Jostens intends to continue to contest vigorously any and all claims against it in each of the matters and to pursue any relief available to it and has recorded no accrual for potential liability pending further discovery and motion for summary judgment. In the event that Jostens is not successful in its defense, no assurance can be given that the disposition of the matters, taken as a whole, would not have a material effect on our results of operations.

We are also a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We do not believe the effect on our business, financial condition and results of operations, if any, for the disposition of these matters will be material.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for Holdings or Visant common stock. As of April 1, 2010, there were 26 stockholders of record of the Holdings Class A Common Stock and one stockholder of record of the Holdings Class C Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further discussion of the ownership of Holdings. Holdings beneficially owns 100% of the common stock of Visant.

Visant may from time to time pay cash dividends on its common stock, including to permit Holdings to make required payments relating to the Holdings notes. Each of the senior secured credit facilities and the indenture relating to the Visant notes contains covenants that impose substantial restrictions on Visant’s ability to pay dividends or make distributions to Holdings.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the distribution to holders of vested stock options as described below), or $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was payable on March 1, 2010 to stockholders of record on February 26, 2010 (the “Record Date”). The Distribution was funded from cash on hand. In connection with the Distribution, Holdings made a cash payment to holders of vested stock options for the Common Stock, granted pursuant to Holdings’ equity incentive plans. The cash payment on the vested stock options equaled (x) the product of (i) the number of shares of Common Stock subject to such options outstanding on the Record Date multiplied by (ii) the per share amount of the Distribution, minus (y) any applicable withholding taxes. Holdings reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the Record Date by the per share Distribution amount paid.

On April 4, 2006, Holdings used the net proceeds from its offering of senior notes to fund an extraordinary dividend paid to its stockholders in the amount of $57.03 per share. The indentures relating to the Holdings notes generally restrict the payment of dividends by Holdings and Visant on shares of common stock, subject to certain exceptions. Additionally, because Holdings is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries.

Holdings does not pay or anticipate paying dividends in the ordinary course and the indentures governing the Holdings notes contain covenants that impose substantial restrictions on Holdings’ ability to pay dividends or make distributions to holders of its equity.

Recent Sales of Unregistered Securities

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the quarter ended January 2, 2010, we did not issue or sell any of our securities.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data for fiscal years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from our audited historical consolidated financial statements.

The data presented below should be read in conjunction with the consolidated financial statements and related notes included herein and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In millions, except for ratios	2009	2008	2007	2006	2005
Statement of Operations Data (1):
Net sales	$1,255.3	$1,365.6	$1,270.2	$1,186.6	$1,110.7
Cost of products sold	588.8	675.8	623.0	587.6	562.2

Gross profit	666.5	689.8	647.2	599.0	548.5
Selling and administrative expenses	452.8	472.1	426.8	394.7	389.3
(Gain) loss on disposal of fixed assets	(1.4)	1.0	0.6	(1.2)	(0.4)
Transaction costs (2)	—	—	—	—	1.2
Special charges (3)	14.5	14.4	2.9	2.4	5.4

Operating income	200.6	202.3	216.9	203.1	153.0
Interest expense, net	113.4	125.3	144.0	149.0	124.8

Income from continuing operations before income taxes	87.2	77.0	72.9	54.1	28.2
Provision for income taxes	33.4	30.7	29.1	15.7	10.5

Income from continuing operations	53.8	46.3	43.8	38.4	17.6
Income from discontinued operations, net of tax	—	—	110.7	9.6	19.0

Net income	$53.8	$46.3	$154.5	$48.0	$36.6

Statement of Cash Flows:
Net cash provided by operating activities	$176.6	$205.9	$159.3	$162.6	$168.5
Net cash (used in) provided by investing activities	(44.4)	(274.3)	280.6	(52.6)	(39.1)
Net cash (used in) provided by financing activities	(136.9)	127.5	(400.0)	(111.9)	(193.7)

Other Financial Data (1):
Ratio of earnings to fixed charges (4)	1.8x	1.6x	1.5x	1.4x	1.2x
Depreciation and amortization	$102.5	$103.0	$87.0	$81.6	$87.6
Adjusted EBITDA (5)	$327.5	$339.4	$312.9	$291.2	$266.6
Capital expenditures	$46.1	$52.4	$56.4	$51.9	$28.7

In millions	2009	2008	2007	2006	2005
Balance Sheet Data (at period end):
Cash and cash equivalents	$113.3	$118.3	$59.7	$18.8	$20.7
Property and equipment, net	210.8	221.8	181.1	160.6	137.9
Total assets	2,197.7	2,303.7	2,111.7	2,322.7	2,366.6
Total debt	1,423.7	1,550.7	1,392.1	1,770.7	1,513.1
Stockholders’ equity (deficit)	176.2	129.8	142.1	(46.4)	255.3

(1)	Certain selected financial data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the Von Hoffmann businesses in December 2006, our Jostens Photography businesses in June 2006 and the exit of Jostens’ Recognition business in December 2001.
(2)	For 2005, transaction costs represented $1.2 million of expenses incurred in connection with the Transactions.
(3)

Special charges for the fiscal year ended January 2, 2010 included $8.4 million in the Memory Book segment primarily related to cost reduction initiatives and the closure of Jostens’ Winston-Salem, North Carolina facility. These charges included approximately $4.0 million of severance and related benefits for associated headcount reductions with respect to the Winston-Salem facility closure and certain other reductions in force and $4.1 million of non-cash facility related asset impairment charges related to facility consolidation activity. The Scholastic segment reported $1.0 million of cost reduction initiatives and $0.5 million of non-cash asset impairment charges related to the closure of Jostens’ Attleboro, Massachusetts facility. Additionally, the Marketing and Publishing Services segment reported $4.6 million of costs related to facility consolidation activity and other reductions in force which included $2.6 million of severance and related benefits for associated headcount reductions, $1.4 million of non-cash costs related to asset impairment charges and $0.6 million of other facility consolidation costs. Special charges of $14.4 million for the year ended January 3, 2009 represented $12.8 million of costs associated with the closure of the Pennsauken, New Jersey and Attleboro, Massachusetts facilities; and certain international operations, as well as the consolidation of the Chattanooga, Tennessee facilities. These charges included approximately $6.1 million of non-cash costs, including $3.1 million resulting from the write-off of accumulated currency translation balances, $2.7 million of facility related asset impairment charges and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Additionally, Visant incurred approximately $1.6 million of other severance and related benefits associated with headcount reductions during the twelve month period. For the fiscal year ended December 29, 2007, the Company recorded $2.3 million of restructuring for severance and related benefit costs primarily in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility announced on December 4, 2007, and which was substantially completed by the end of the first quarter of 2008, and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with the reductions in severance liability for the Scholastic and Memory Book segments. For the fiscal year ended December 30, 2006, the Company recorded $2.3 million relating to an impairment loss to reduce the carrying value of Jostens’ former corporate office buildings and $0.1 million of special charges for severance costs and related benefit costs. For the fiscal year ended December 31, 2005, special charges consisted of restructuring charges of $5.1 million for employee severance related to closed facilities and $0.3 million related to a withdrawal liability under a union retirement plan that arose in connection with the consolidation of certain operations.

(4)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (including capitalized interest) on all indebtedness plus amortization of debt issuance costs and the portion of rental expense that we believe is representative of the interest component of rental expense.

(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, and depreciation and amortization, excluding certain non-recurring items. Adjusted EBITDA excludes certain items that are also excluded for purposes of calculating required covenant ratios and compliance under the indentures governing the Visant notes and Holdings notes and our senior secured credit facilities. As such, Adjusted EBITDA is a material component of these covenants. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indentures governing the Visant notes and the Holdings senior notes and senior discount notes would prohibit Holdings and its restricted subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles in the United States of America (GAAP), is not a measure of financial condition or profitability, and should not be considered as an alternative to (a) net income (loss) determined in accordance with GAAP or (b) operating cash flows determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following sets forth a reconciliation of net income to Adjusted EBITDA:

In millions	2009	2008	2007	2006	2005
Net income	$53.8	$46.3	$154.5	$48.0	$36.6
Interest expense, net	113.4	125.3	144.0	149.0	124.8
Provision for income taxes	33.4	30.7	29.1	15.7	10.5
Depreciation and amortization expense	102.5	103.0	87.0	81.6	87.6
Income from discontinued operations, net of tax (a)	—	—	(110.7)	(9.6)	(19.0)

EBITDA	303.1	305.3	303.9	284.7	240.5
Transaction costs (b)	—	—	—	—	1.2
Special charges (c)	14.5	14.4	2.9	2.4	5.4
Jostens diploma incremental costs (d)	—	—	—	—	14.7
(Gain) loss on disposal of fixed assets (e)	(1.4)	1.0	0.6	(1.2)	(0.4)
Management and advisory fees	3.4	3.4	3.1	3.1	3.0
Other (f)	7.9	15.3	2.4	2.2	2.2

Adjusted EBITDA	$327.5	$339.4	$312.9	$291.2	$266.6

(a)	For all periods presented, income on discontinued operations, net of tax, consists of charges from the closure of Jostens Recognition business and the results of operations and the sale of Jostens Photography businesses and the Von Hoffmann businesses.
(b)	Consists of costs incurred in connection with the Transactions.
(c)	Consists of restructuring costs and special charges incurred for 2009, 2008, 2007, 2006 and 2005 in connection with a variety of initiatives by the Company.
(d)	Relates to higher than planned diploma production and delivery costs in connection with the manufacturing inefficiencies resulting from relocation of Jostens’ diploma operations out of its Red Wing, Minnesota manufacturing facility to certain other facilities in 2005.
(e)	Represents gain on the donation of one of our Chattanooga, Tennessee facilities to the local government in 2009, losses on disposal of fixed assets for 2008 and 2007 and gain on the sale of the former Jostens corporate office buildings and Scholastic’s Red Wing, Minnesota facility for 2006.
(f)	Consists primarily of stock-based compensation, consulting fees and certain non-operational items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Presentation

There are no significant differences between the results of operations and financial condition of Visant and those of Holdings other than stock compensation and the interest and related income tax effect of certain indebtedness of Holdings, including $247.2 million of Holdings’ 10.25% senior discount notes due 2013 and $350.0 million of Holdings’ 8.75% senior notes due 2013.

Company Background

On October 4, 2004, an affiliate of KKR and affiliates of DLJMBP III completed transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade (the “Transactions”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of Holdings’ economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of April 1, 2010, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.7% of Holdings’ economic interest. As of April 1, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

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

Acquisitions and Dispositions

Our business has expanded through acquisitions recently completed to complement our awards and team jackets Scholastic segment, including the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009 and the acquisition of the stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010. The results of the acquired Rennoc assets are, and the Rock Creek operations will be, reported as part of the Scholastic segment from the respective date of acquisition. We acquired Phoenix Color (a leading book component manufacturer) in 2008 as part of our Marketing and Publishing Services segment. In 2007 we completed the acquisition of Neff (a single source provider of custom award programs and apparel) in our Scholastic segment, VSI (a supplier of overhead transparencies and book components) in our Marketing and Publishing Services segment and certain assets and liabilities of Publishing Enterprises, Incorporated (a producer of school memory books and student planners) in our Memory Book Segment.

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

Our three reportable segments as of January 2, 2010 consisted of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

General

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. Our cash flow from operations is concentrated in the fourth quarter, primarily driven by the receipt of customer deposits in our Scholastic and Memory book segments. The net sales of educational book components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate significant sales during our third and fourth quarters. These seasonal variations in net sales are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. The seasonality of each of our businesses requires us to allocate our resources to manage our capital and manufacturing capacity, which often operates at full or near full capacity during peak seasonal demands.

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most product lines when we realize such increases.

The price of gold and other precious metals increased dramatically in 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher gold prices have impacted, and could further impact, our manufacturing costs as well as our jewelry metal mix.

We continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of continued uncertainty in market conditions affecting the timing of decisions and the extent of spending by our customers. We expect an improvement in 2010 in the level of advertising spending by our customers to support their businesses but anticipate the return may be slow and uneven. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising media that we compete with, have created ongoing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational and financial strength.

While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix from gold to lesser priced metals during 2009, which we believe was attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We anticipate that the trend we saw during 2009 with respect to jewelry volume, metal mix and price will continue into 2010.

In addition to the initiatives taken in 2008 and 2009, we have continued to implement efforts to contain costs and drive efficiencies, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address uncertain and continuing challenging marketplace conditions as well as pricing pressures demanding a lower cost structure.

Restructuring Activity

For the year ended January 2, 2010, we recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $3.2 million as of January 2, 2010 and $2.4 million as of January 3, 2009 are included in “Other accrued liabilities” in the consolidated balance sheets. The accruals as of January 2, 2010 included amounts provided for severance and related benefits related to headcount reductions in Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through January 2, 2010, we incurred $18.4 million of employee severance and related benefit costs related to the 2007, 2008 and 2009 initiatives, which affected 1,040 employees. To date, we have paid $15.2 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2009 were as follows:

In thousands	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance at January 3, 2009	$—	$2,395	$33	$2,428
Restructuring charges	7,893	578	(26)	8,445
Severance paid	(4,790)	(2,911)	(7)	(7,708)

Balance at January 2, 2010	$3,103	$62	$—	$3,165

We expect the majority of the remaining severance related to the 2008 and 2009 initiatives to be paid during 2010.

Other Factors Affecting Comparability

Our fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2009 fiscal year ended on January 2, 2010. Fiscal 2009 and 2007 each consisted of 52 weeks. Our 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

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

On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, continued value of goodwill and intangibles, recoverability of long-lived assets, pension and other postretirement benefits and income tax. Management bases its estimates and assumptions on historical experience, the use of independent third-party specialists and various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Revenue Recognition

We recognize revenue when the earnings process is complete, evidenced by an agreement between us and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized (1) when products are shipped (if shipped free on board “FOB” shipping point), (2) when products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and we have no further performance obligations.

Goodwill and Indefinite-Lived Intangible Assets

We are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2009 and we believe that there are no indications of impairment. However, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which at the end of both 2009 and 2008 totaled approximately $1.3 billion.

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

On a consolidated basis, we have established a tax valuation allowance of $14.3 million as of the end of fiscal year 2009 related to foreign tax credit carryforwards, because we believe the tax benefits are not likely to be fully realized. As described in Note 13, Income Taxes, to our consolidated financial statements, we repatriated a total of $5.5 million of earnings from our foreign subsidiaries during fiscal year 2009. In connection with those distributions and adjustments resulting from the filing of our 2008 tax return, we decreased our valuation allowance for foreign tax credit carryforwards by $0.4 million.

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

Effective at the beginning of 2007, we adopted an accounting standard related to income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with this standard, we made a change in accounting principle for the classification of interest income on tax refunds. Under the standard in effect prior to 2007, we recorded interest income on tax refunds as interest income. Under the new standard, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of this standard, all interest and penalties on income tax assessments have been recorded as income tax expense and included as part of our unrecognized tax benefit liability.

Pension and Other Postretirement Benefits

Jostens sponsors several defined benefit pension plans that cover nearly all of its employees and certain employees of Visant. Participation in such plans was closed to employees hired after December 31, 2005, other than for certain union employees. Effective January 1, 2008 and July 1, 2008, the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires. Jostens also provides certain medical and life insurance benefits for eligible retirees. This plan was closed to new employees hired after December 31, 2005, other than certain union employees and certain employees grandfathered on the basis of their age and tenure with Jostens. Eligible employees from Lehigh also participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. Effective December 31, 2006, Lehigh closed participation for hourly employees hired after December 31, 2006 and froze the plan for salaried employees.

Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”) that gives additional credit for years of service as a Jostens’ sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991, calculating the benefits as if such years of service were credited under Jostens’ tax-qualified, non-contributory pension plan, or “Plan D”. Benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan also pays benefits that would have been provided from Plan D but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the tax code. Plan D was merged in the Jostens Pension Plan C on December 31, 2008, but the respective plan benefit formulas remain the same after the merger. We also maintain non-contributory unfunded supplemental retirement plans (SERPs) for certain executive officers.

The Financial Accounting Standards Board (“FASB”) issued accounting guidance related to pensions and postretirement benefits that requires management to use three key assumptions when computing estimated annual pension expense. These assumptions are the discount rate applied to the projected benefit obligation, expected return on plan assets and the rate of compensation increases.

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

The following is a summary of the three key assumptions that were used in determining 2009 pension expense, along with the impact of a 1% change in each assumed rate. Bracketed amounts indicate the amount by which annual pension expense would be reduced. Modification of these assumptions does not impact the funding requirements for the qualified pension plans.

In thousands	Rate	Impact of 1% increase	Impact of 1% decrease
Discount rate (1)	6.50%	$(1,445)	$214
Expected return on plan assets (2)	9.00%/9.25%	$(2,801)	$2,801
Rate of compensation increases (3)	5.00%	$335	$(302)

(1)	A discount rate of 6.50% was used for both the qualified and non-qualified pension plans.
(2)	The expected long-term rate of return on plan assets was 9.00% for Plan A and 9.25% for Plan B and Plan C.
(3)	The average compensation rate was 5.75% and 2.50% for Jostens and The Lehigh Press, Inc., respectively. The weighted average compensation rate for the combined salary-related plans was 5.00%.

Results of Operations

The following table sets forth selected information derived from our consolidated statements of operations for fiscal years 2009, 2008 and 2007. In the text below, amounts and percentages have been rounded and are based on the amounts in our consolidated financial statements.

	Holdings			% Change between 2008 and 2009	% Change between 2007 and 2008
In thousands	2009	2008	2007
Net sales	$1,255,325	$1,365,560	$1,270,210	(8.1%)	7.5%
Gross profit	666,542	689,759	647,164	(3.4%)	6.6%
% of net sales	53.1%	50.5%	50.9%
Selling and administrative expenses	452,893	472,097	426,740	(4.1%)	10.6%
% of net sales	36.1%	34.6%	33.6%
(Gain) loss on disposal of fixed assets	(1,405)	958	629	NM	NM
Special charges	14,486	14,433	2,922	NM	NM
Operating income	200,568	202,271	216,873	(0.8%)	(6.7%)
% of net sales	16.0%	14.8%	17.1%
Interest expense, net	113,358	125,251	144,004	(9.5%)	(13.0%)
Provision for income taxes	33,418	30,704	29,102	8.8%	5.5%
Income from discontinued operations, net of tax	—	—	110,732	NM	NM
Net income	53,792	46,316	154,499	16.1%	(70.0%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our consolidated statements of operations for fiscal years 2009, 2008 and 2007. For additional financial information about our operating segments, see Note 16, Business Segments, to the consolidated financial statements.

	Holdings			% Change between 2008 and 2009	% Change between 2007 and 2008
In thousands	2009	2008	2007
Net sales
Scholastic	$462,718	$472,405	$465,439	(2.1%)	1.5%
Memory Book	386,848	393,309	372,063	(1.6%)	5.7%
Marketing and Publishing Services	406,032	501,374	434,057	(19.0%)	15.5%
Inter-segment eliminations	(273)	(1,528)	(1,349)	NM	NM

	$1,255,325	$1,365,560	$1,270,210	(8.1%)	7.5%

Operating income
Scholastic	$44,940	$36,744	$51,312	22.3%	(28.4%)
Memory Book	105,274	99,090	89,108	6.2%	11.2%
Marketing and Publishing Services	50,354	66,437	76,453	(24.2%)	(13.1%)

	$200,568	$202,271	$216,873	(0.8%)	(6.7%)

NM = Not meaningful

Year Ended January 2, 2010 Compared to the Year Ended January 3, 2009

Net sales.    Consolidated net sales decreased $110.3 million, or 8.1%, to $1,255.3 million for the fiscal year ended January 2, 2010 from $1,365.6 million for the 2008 fiscal year. This decrease was offset by incremental sales of $28.7 million from acquisitions completed during 2008 and 2009.

Net sales for the Scholastic segment were $462.7 million for the fiscal year ended January 2, 2010, a decrease of 2.1% compared to $472.4 million for the 2008 fiscal year. This decrease was attributable to lower overall volumes offset slightly by higher prices in our jewelry and graduation products.

Net sales for the Memory Book segment were $386.8 million for the fiscal year ended January 2, 2010, a decrease of 1.6% compared to $393.3 million for the 2008 fiscal year. This decrease was attributable to lower volume in both our memory book and commercial print operations year-over-year, offset somewhat by higher prices from new and enhanced products and service offerings.

Net sales for the Marketing and Publishing Services segment decreased $95.3 million, or 19.0%, to $406.0 million during the fiscal year ended January 2, 2010 from $501.4 million for fiscal 2008. This decrease was attributable to lower volumes in our sampling, direct marketing and educational book component operations, offset in part by $26.3 million of incremental volume generated by the Phoenix Color operations acquired in 2008.

Gross profit.    Gross profit decreased $23.2 million, or 3.4%, to $666.5 million for the fiscal year ended January 2, 2010 from $689.8 million for the comparative period in 2008. As a percentage of net sales, gross profit margin for fiscal 2009 increased to 53.1% from 50.5% in 2008. Excluding the incremental impact of businesses acquired, gross profit decreased $33.3 million from the comparable 2008 period and as a percentage of net sales increased to 53.5%. This increase in gross profit margin as a percentage of net sales was primarily attributable to a greater portion of total sales coming from our Scholastic and Memory Book segments, which generally carries higher gross margins and the impact of cost reduction initiatives taken during the year.

Selling and administrative expenses.    Selling and administrative expenses decreased $19.2 million, or 4.1%, to $452.9 million for the fiscal year ended January 2, 2010 from $472.1 million for the corresponding period in 2008. This decrease included approximately $6.8 million of incremental costs related to acquisitions made during 2008 and 2009, including approximately $3.1 million of depreciation and amortization costs. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales increased 180 basis points to 36.4% for fiscal 2009 from 34.6% for fiscal 2008. The increase as a percentage of net sales was due to a higher portion of total sales from our Memory Book and Scholastic segments, which generally carry higher selling costs, as well as to lower overall sales for the 2009 fiscal year when compared to the 2008 fiscal year.

(Gain) loss on disposal of fixed assets.    For 2009, the gain on disposal of fixed assets of approximately $1.4 million was primarily due to the donation of one of our Chattanooga, Tennessee facilities to the City of Chattanooga. In 2008, the loss on disposal of fixed assets was approximately $1.0 million, which was attributable to the sale of equipment in connection with the closure of certain facilities during the year.

Special Charges.    For the year ended January 2, 2010, the Company recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of our Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey facilities and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

Operating income.    As a result of the foregoing, consolidated operating income decreased $1.7 million, or 0.8%, to $200.6 million for 2009 from $202.3 million for 2008. As a percentage of net sales, operating income increased to 16.0% for the fiscal year ended January 2, 2010 from 14.8% for the comparative period in 2008.

Net interest expense.    Net interest expense is comprised of the following:

In thousands	2009	2008
Holdings:
Interest expense	$56,135	$32,660
Amortization of debt discount, premium and deferred financing costs	1,934	23,484
Interest income	—	(3)

Holdings interest expense, net	$58,069	$56,141

Visant:
Interest expense	$49,608	$64,371
Amortization of debt discount, premium and deferred financing costs	5,914	5,636
Interest income	(233)	(897)

Visant interest expense, net	$55,289	$69,110

Interest expense, net	$113,358	$125,251

Net interest expense decreased $11.9 million, or 9.5%, to $113.4 million for 2009 as compared to $125.3 million for 2008 due to lower average borrowings and lower average borrowing rates.

Provision for income taxes.    Our consolidated effective tax rate was 38.3% for 2009 and 39.9% for 2008. The 2009 tax rate was favorably impacted by adjustments resulting from the filing of our 2008 income tax return and an adjustment of our net operating loss carryforward in connection with the Phoenix Color acquisition. The state tax rate increased in 2009 due to the mix of income among our subsidiaries and the effect of certain changes in state tax laws. The unfavorable effect of adjusting our state deferred tax rate was significantly less in 2009 than it was in 2008. For 2010, we anticipate a consolidated effective tax rate between 37.0% and 38.0% before the effects of any resolution of outstanding income tax audits. The reduction in the anticipated effective tax rate is due primarily to the effect of the statutory increase from 6% to 9% in the applicable rate used to determine our deduction for domestic manufacturing activities.

Net income.    As a result of the aforementioned items, net income increased $7.5 million, or 16.1%, to $53.8 million for 2009 from $46.3 million for 2008.

Year Ended January 3, 2009 Compared to the Year Ended December 29, 2007

Net sales.    Consolidated net sales increased $95.4 million, or 7.5%, to $1,365.6 million in 2008 from $1,270.2 million in 2007. This increase included the incremental sales impact of $114.8 million from businesses acquired during 2007 and 2008.

Net sales for the Scholastic segment were $472.4 million in 2008, an increase of 1.5% or $7.0 million, compared to $465.4 million in the prior year comparative period. This increase was primarily attributable to incremental volume from the acquisition of Neff, which occurred in the first quarter of 2007 and accounted for $5.6 million of the increase, and the impact of higher prices for our jewelry products.

Net sales for the Memory Book segment were $393.3 million in 2008, an increase of 5.7% or $21.2 million, compared to $372.1 million in 2007. The increase included $8.7 million of incremental sales from the acquisition of the assets of Publishing Enterprises, which occurred in the fourth quarter of 2007. The remaining increase of $12.5 million was the result of account growth driven by new and enhanced product and service offerings.

Net sales for the Marketing and Publishing Services segment increased $67.3 million, or 15.5%, to $501.4 million in 2008 from $434.1 million in 2007. This increase was primarily attributable to $100.5 million of incremental sales from the acquisitions of VSI and Phoenix Color which occurred in 2007 and 2008, partially offset by a decline in volume primarily in our educational book component and direct marketing operations.

Gross profit.    Gross profit increased $42.6 million, or 6.6%, to $689.8 million for the fiscal year ended January 3, 2009 from $647.2 million for the comparative period in 2007. As a percentage of net sales, gross profit margin for 2008 decreased to 50.5% from 50.9% in 2007. Excluding the incremental impact of businesses acquired, gross profit increased $7.5 million from the comparable 2007 period and as a percentage of net sales increased to 52.3%. This increase in gross profit margin was primarily attributable to improved sales mix and higher prices driven by new and enhanced product and service offerings and operating efficiencies in our Memory Book segment.

Selling and administrative expenses.    Selling and administrative expenses increased $45.4 million, or 10.6%, to $472.1 million for the fiscal year ended January 3, 2009 from $426.7 million for fiscal year 2007. This increase included approximately $7.1 million of higher stock compensation charges as well as incremental depreciation and amortization costs related to our acquisitions of Neff, VSI and Phoenix Color, which accounted for $9.9 million of the total dollar increase. Excluding these incremental costs, selling and administrative expenses as a percentage of net sales decreased 30 basis points to 33.3% for fiscal 2008 from 33.6% for fiscal year 2007.

Loss on disposal of fixed assets.    For fiscal year 2008, the loss on disposal of fixed assets was approximately $1.0 million, which was attributable to the sale of equipment in connection with the closure of certain facilities during the year. In fiscal year 2007, the loss on disposal of fixed assets was approximately $0.6 million, which was attributable to the sale of miscellaneous equipment.

Special charges.    Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain of Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of our Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey facilities and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

For the year ended December 29, 2007, we recorded $2.3 million of restructuring charges for severance and related benefit costs primarily in the Scholastic segment related to the closure of the Attleboro, Massachusetts facility and $1.0 million related to termination benefits for management executives offset by a reversal of $0.4 million associated with headcount reductions in the Scholastic and Memory Book segments. Of net severance costs and related benefits of $1.9 million for 2007, $1.7 million related to Scholastic, and $0.2 million related to Marketing and Publishing Services. Additionally, headcount reductions related to these activities totaled 177 and eight employees for the Scholastic and Marketing and Publishing Services segments, respectively.

Operating income.    As a result of the foregoing, consolidated operating income decreased $14.6 million, or 6.7%, to $202.3 million for fiscal year 2008 from $216.9 million for fiscal year 2007. As a percentage of net sales, operating income decreased to 14.8% for the fiscal year ended January 3, 2009 from 17.1% for fiscal year 2007.

Net interest expense.    Net interest expense is comprised of the following:

In thousands	2008	2007
Holdings:
Interest expense	$32,660	$30,542
Amortization of debt discount, premium and deferred financing costs	23,484	23,281
Interest income	(3)	(4)

Holdings interest expense, net	$56,141	$53,819

Visant:
Interest expense	$64,371	$76,974
Amortization of debt discount, premium and deferred financing costs	5,636	14,329
Interest income	(897)	(1,118)

Visant interest expense, net	$69,110	$90,185

Interest expense, net	$125,251	$144,004

Net interest expense decreased $18.7 million, or 13.0%, to $125.3 million for 2008 as compared to $144.0 million for 2007 due to lower average borrowings from the prepayment of $400.0 million of the Term Loan C facility during the second quarter of 2007 and lower amortization of deferred financing costs as a result of the aforementioned prepayments, as well as lower average borrowing rates.

Provision for income taxes.    Our consolidated effective tax rate was 39.9% for 2008 and 2007. Although the overall rate was unchanged, the benefit provided by the domestic manufacturing profits deduction, under the American Jobs Creation Act of 2004, decreased due to the decrease in taxable income resulting from certain costs related to the Phoenix Color acquisition. The 2008 tax rate was favorably impacted by adjustments resulting from the filing of our 2007 income tax return and favorable effects related to our foreign earnings repatriation.

As described in Note 13, Income Taxes, to our consolidated financial statements, all interest and penalties in connection with income tax assessments or refunds are recorded as income tax expense or benefit, as applicable, and included as part of our unrecognized tax benefit liability. Included in our results of operations for 2008 and 2007 was $0.1 million net tax, interest and penalty accruals for unrecognized tax benefits.

Income from discontinued operations.    In May 2007, we completed the sale of the Von Hoffmann businesses, recognizing proceeds of $401.8 million and a gain on sale of $97.9 million. The Von Hoffmann businesses previously comprised the Educational Textbook segment and a portion of the Marketing and Publishing Services segment. Additionally, in 2007 we had income from discontinued operations, net of taxes, of $11.1 million from the Von Hoffmann businesses, which were sold in the second quarter of 2007, $0.4 million, net of tax, from the Jostens Photography business, which was sold in the second quarter of 2006, and $1.0 million, net of tax, from the Jostens Recognition business, which was discontinued in 2001. The income in 2007 from the Jostens Recognition business resulted from the reversal of an accrual for potential exposure for which we did not believe we were likely to have an ongoing liability.

Net income.    As a result of the aforementioned items, net income decreased $108.2 million to $46.3 million for 2008 from $154.5 million for 2007.

Liquidity and Capital Resources

The following table presents cash flow activity of Holdings for applicable periods noted below and should be read in conjunction with our consolidated statements of cash flows.

In thousands	2009	2008	2007
Net cash provided by operating activities	$176,630	$205,866	$159,310
Net cash (used in) provided by investing activities	(44,433)	(274,301)	280,643
Net cash (used in) provided by financing activities	(136,943)	127,540	(400,041)
Effect of exchange rate changes on cash	(197)	(542)	1,020

(Decrease) increase in cash and cash equivalents	$(4,943)	$58,563	$40,932

Full Fiscal Year 2009

In 2009, operating activities generated cash of $176.6 million, compared to $205.9 million from operating activities for 2008. The decrease in cash provided by operating activities of $29.2 million was attributable to cash interest paid in 2009 of $25.3 million related to Holdings’ $247.2 million senior discount notes which did not have cash interest payment requirements prior to 2009.

Net cash used in investing activities for 2009 was $44.4 million, compared with $274.3 million for the comparative 2008 period. The $229.9 million change was primarily driven by the acquisition of Phoenix Color in 2008. During 2009, the Company completed the Rennoc asset acquisition for a purchase price of approximately $2.3 million. In addition, our capital expenditures relating to purchases of property, plant and equipment for 2009 and 2008 were $46.1 million and $52.4 million, respectively.

Net cash used in financing activities for 2009 was $136.9 million compared to cash provided by financing activities of $127.5 million for 2008. The $264.5 million change primarily related to the net repayment of $137.0 million of short term borrowings under the revolving credit facilities during 2009 versus net borrowings under the revolving credit facilities of $136.3 million primarily in connection with the acquisition of Phoenix Color during the comparable 2008 period. During 2009, the Company entered into various equipment financing and capital lease arrangements which provided approximately $8.3 million of cash.

During 2009 and 2008, Visant transferred approximately $36.6 million and $23.2 million, respectively, of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its 8.75% senior notes due 2013 and its 10.25% senior discount notes due 2013 as well as to repurchase common stock from separated management stockholders and to settle certain outstanding vested stock option awards totaling in the aggregate $9.5 million and $8.4 million in 2009 and 2008, respectively. The repurchase was included in Holdings’ consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

Full Fiscal Year 2008

In 2008, operating activities generated cash of $205.9 million, compared to $159.3 million from operating activities for 2007. Included in cash flows from operating activities in 2007 was cash used by discontinued operations of $5.1 million. Consequently, the cash provided by continuing operations was $164.4 million for 2007. The $41.5 million increase in cash provided from continuing operations was attributable to higher cash earnings primarily as a result of the inclusion of nine months of earnings attributable to the Phoenix Color acquisition and lower cash paid for taxes. The deductibility of certain transaction costs from the acquisition of Phoenix Color and the utilization of certain net operating losses acquired from Phoenix Color provided a reduction of cash taxes of approximately $18.5 million.

Net cash used in investing activities for 2008 was $274.3 million compared to cash provided by investing activities of $280.6 million for 2007. Included in the 2007 cash flows from investing activities was cash provided by discontinued operations of $396.1 million, driven by the sale of the Von Hoffmann businesses, which generated proceeds of approximately $401.8 million. During 2008 and 2007, the Company acquired businesses, net of cash, totaling approximately $221.6 million and $58.3 million, respectively. In addition, capital expenditures related to purchases of property, plant and equipment for 2008 and 2007 were $52.4 million and $56.4 million, respectively.

Net cash provided by financing activities for 2008 was $127.5 million compared to cash used in financing activities of $400.0 million for 2007. The $527.5 million increase primarily related to the Company’s additional voluntary prepayment in the second quarter of 2007 of $400.0 million of its term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loan C facility through mid-2011. Additionally, the Company increased average borrowings under its revolving credit facilities during 2008 by approximately $135.6 million to finance the acquisition of Phoenix.

During 2008 and 2007, Visant transferred approximately $23.2 million and $18.6 million, respectively, of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its 8.75% senior notes due 2013, as well as to repurchase common stock from a separated management stockholder and to settle certain outstanding vested stock option awards totaling in the aggregate $8.4 million in 2008. The repurchase was included in Holdings’ consolidated balance sheet as treasury stock, and the transfer was reflected in Visant’s consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations for future payments as of January 2, 2010:

	Payments due by calendar year
In thousands	Total	2010	2011	2012	2013	2014	Thereafter
7 5/8% senior subordinated notes	$500,000	$—	$—	$500,000	$—	$—	$—
10 1/4% senior discount notes	247,200	—	—	—	247,200	—	—
8 3/4% senior notes	350,000	—	—	—	350,000	—	—
Term loans	316,500	—	316,500	—	—	—	—
Operating leases	22,638	5,790	5,243	4,619	2,434	1,304	3,248
Capital leases	10,340	2,197	2,194	2,130	1,994	1,825	—
Equipment financing arrangements	1,175	399	203	202	203	168	—
Precious metals forward contracts	18,557	18,557	—	—	—	—	—
Minimum royalties	1,687	1,250	437	—	—	—	—
Pension and other postretirement cash requirements	198,498	16,205	17,018	17,689	18,725	19,470	109,391
Interest expense (1)	353,719	101,834	101,834	94,088	55,963	—	—
Management agreements (2)	22,665	3,504	3,609	3,717	3,829	3,944	4,062
Contractual capital equipment purchases	4,855	4,855	—	—	—	—	—
Repurchase of common shares and note payable to former employees	817	—	—	—	817	—	—
Consulting contract	1,836	1,500	336	—	—	—	—

Total contractual cash obligations (3)	$2,050,487	$156,091	$447,374	$622,445	$681,165	$26,711	$116,701

(1)	Projected interest expense related to the variable rate term loans is based on market rates as of the end of 2009.
(2)	In October 2004, we entered into a management agreement with KKR and DLJMBP III to provide management and advisory services to us. We agreed to pay an annual fee of $3.0 million, effective October 2004, subject to 3% annual increases. Since the agreement does not have an expiration date, the obligation as presented above only reflects one additional year of management fees beyond 2014.
(3)	The Company’s gross unrecognized tax benefit obligation at January 2, 2010 was $17.6 million of which $0.2 million is payable in 2010. It is not presently possible to estimate the years in which part or all of the balance would result in a cash disbursement. Also outstanding as of January 2, 2010 was $13.3 million in the form of letters of credit against the domestic revolving line of credit.

Liquidity

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

We have substantial debt service requirements. As of January 2, 2010, we had total indebtedness of $1,423.7 million (exclusive of letters of credit outstanding) and cash and cash equivalents of $113.3 million. Our principal sources of liquidity are cash flow from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $86.7 million available under Visant’s $100.0 million revolving credit facilities as of January 2, 2010. As of January 2, 2010, Visant had $316.5 million outstanding under the Term Loan C facility, $500.0 million outstanding under the Visant senior subordinated notes, $350.0 million outstanding under the Holdings senior notes, $247.2 million outstanding under the Holdings discount notes and $13.3 million outstanding in the form of standby letters of credit under its secured credit facilities. Additionally, as of January 2, 2010, the Company had $1.1 million outstanding related to equipment financing arrangements and $8.9 million in capital lease obligations.

Visant’s senior secured credit facilities were originally comprised of a $150 million senior secured Term Loan A facility with a six-year maturity, an $870 million senior secured Term Loan C facility with a seven-year maturity and $250 million senior secured revolving credit facilities with a five-year maturity. In 2007, Visant prepaid $400.0 million of scheduled payments under the term loan facilities with the proceeds generated from the sale of the Von Hoffmann businesses. With these pre-payments, the outstanding balance under the Term Loan C facility was reduced to $316.5 million. On May 28, 2009, we entered into an amendment which resulted in a reduction of the revolving credit commitments from an aggregate of $250.0 million to an aggregate of $100.0 million. Amounts borrowed under the term loan facilities that were repaid or prepaid may not be reborrowed. Visant’s senior secured credit facilities allow us, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300 million, which additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. The senior secured credit facilities begin to mature in 2011.

Borrowings under the senior secured credit facilities currently bear interest at Visant’s option at either (1) adjusted LIBOR (with a minimum adjusted LIBOR of 2.00% per annum) plus 4.00% per annum for the U.S. dollar denominated loans under the revolving credit facilities and LIBOR plus 2.00% per annum for the Term Loan C facility or (2) the alternate base rate plus 3.00% for U.S. dollar denominated loans under the revolving credit facilities and alternate base rate plus 1.00% for the Term C Loan facility (or, in the case of Canadian dollar denominated loans under the revolving credit facilities, the bankers’ acceptance discount rate plus 4.00% or the Canadian prime rate plus 3.00% per annum) and are subject to adjustment based on a pricing grid with respect to the Term Loan C facility.

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

On October 4, 2004, Visant issued $500.0 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 1, 2012. The Visant notes are not collateralized and are subordinated in right of payment to the senior secured credit facilities. The senior secured credit facilities and the Visant notes are guaranteed by Visant’s restricted domestic subsidiaries. Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes may be redeemed at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% in 2010 and thereafter.

On December 2, 2003, Visant Holdings issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 1, 2013 for gross proceeds of $150 million.

The Holdings discount notes are not collateralized, are structurally subordinate in right of payment to all debt and other liabilities of our subsidiaries and are not guaranteed. Cash interest began accruing on the Holdings discount notes in December 2008, and thereafter cash interest accrues at a rate of 10.25% per annum and is payable semi-annually in arrears, commencing June 1, 2009. Prior to December 2008, interest accreted on the Holdings discount notes in the form of an increase in the principal amount of the notes. As discussed in Note 13, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid.

At the end of the first quarter of 2006, Holdings issued $350.0 million of 8.75% Senior Notes due 2013 (the “Holdings senior notes”), with settlement on April 4, 2006. The Holdings senior notes are unsecured and are subordinated in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The Holdings senior notes may be redeemed at the option of Holdings on or after December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

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

Our ability to refinance our debt or undertake alternative financing plans, including with respect to our senior secured credit facilities which begin to mature in 2011 and the Visant notes which mature in 2012, will depend on the credit markets and our financial condition at the time of such refinancing or other undertaking. The extent of any impact of credit market conditions on our ability to refinance our debt or undertake alternative financing plans will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the Visant senior secured credit facilities, the indentures governing the Holdings senior notes and senior discount notes and the indenture governing the Visant senior subordinated notes, may restrict certain of our alternatives.

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

As of January 2, 2010, the Company was in compliance with all covenants under its material debt obligations.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities issued by Holdings or Visant, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

On March 1, 2010 Holdings paid an extraordinary dividend funded from cash on hand to its stockholders of record as of February 26, 2010, and a cash payment to holders of its vested stock options as described in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Off-Balance Sheet Arrangements

Precious Metals Consignment Arrangement

We have a precious metals consignment agreement with a major financial institution whereby we currently have the ability to obtain up to the lesser of a certain specified quantity of precious metals or $32.5 million in dollar value in consigned inventory. As required by the terms of the agreement, we do not take title to consigned inventory until payment. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our consolidated financial statements. The value of consigned inventory at January 2, 2010 and January 3, 2009 was $27.7 million and $22.2 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, we incurred expenses for consignment fees related to this agreement of $0.6 million for both 2009 and 2008 and $0.5 million for 2007. The obligations under the consignment agreement are guaranteed by Visant. The agreement was amended following the end of the 2009 fiscal year to increase the maximum dollar value in consigned inventory from $32.5 million to $45.0 million.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued an accounting standard that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The standard requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The Company adopted the standard as of the beginning of fiscal year 2008, with the exception of the application to non-recurring non-financial assets and non-financial liabilities. The Company adopted the standard for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of the standard for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007 the FASB issued, and in April 2009 amended, a new business combinations standard, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. This standard was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued new accounting standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. This standard was effective as of the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued an accounting standard to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The standard applies to all derivative instruments, as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this standard must provide more robust qualitative disclosures and expanded quantitative disclosures. The standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In April 2008, the FASB issued an accounting standard that amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard also requires expanded disclosures related to the determination of intangible asset useful lives. The standard was effective for fiscal years beginning after December 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In May 2009, the FASB issued an accounting standard that establishes the principles for subsequent events that are evaluated for each interim and annual period. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under this standard, consistent with prior practice, an entity must recognize the effect of subsequent events on its financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company adopted this standard as of the quarter ended July 4, 2009 and, accordingly, evaluated all subsequent events through the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of this standard did not have a material impact on its financial statements.

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of GAAP such that the ASC became the single source of authoritative non-governmental US GAAP. The ASC did not change GAAP, but it did, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. This standard was effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard for the quarter ended October 3, 2009 and it did not have a material impact on its financial statements.

In December 2008, the FASB issued an accounting standard that provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This standard was effective for fiscal years ending after December 15, 2009. The Company adopted this standard for fiscal year 2009 and it did not have a material impact on its financial statements.

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

Interest Rate Risk

We are subject to market risk associated with changes in LIBOR and other variable interest rates in connection with our senior secured credit facilities. If the short-term interest rates or the LIBOR averaged 10% more or less, interest expense would have changed by $1.1 million for 2009, $2.5 million for 2008 and $3.9 million for 2007.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. operations, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. We have foreign operations primarily in Canada and Europe, where substantially all transactions are denominated in Canadian dollars and Euros, respectively. From time to time, Jostens enters into forward foreign currency exchange contracts to hedge certain purchases of inventory denominated in foreign currencies. We may also periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of these hedging activities is to minimize the impact of foreign currency fluctuations on our results of operations and cash flows. We consider our market risk in such activities to be immaterial.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. To mitigate our commodity price risk, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on open precious metal forward purchase contracts. We consider our market risk associated with these contracts of approximately $2.0 million as of the end of 2009 and 2008 to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase or decrease in fair value over our aggregate forward contract commitment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are set forth herein commencing on page F-1 of this Report and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Senior Vice President, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. In addition, during the quarter ended January 2, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2010.

The effectiveness of the company’s internal control over financial reporting as of January 2, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15. Exhibits and Financial Statement Schedule.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable

ITEM 9B.	OTHER INFORMATION

The Company makes the following disclosure that otherwise would be made on a Form 8-K:

On March 31, 2010, we implemented the 2010 LTIP with the terms described in Item 11, Executive Compensation—Equity-based Incentive Plans—2010 LTIP, which description is incorporated herein by reference. Copies of the forms of long-term incentive award letters for Jostens and for Visant and its other subsidiaries under the 2010 LTIP are filed as Exhibits 10.44 and 10.45 to this Form 10-K and the foregoing is qualified by the terms of such award letters.

Effective April 1, 2010, in connection with his departure from DLJMBP, Mr. Jay Wilkins resigned as a director of Visant Corporation, Visant Holding Corp. and Visant Secondary Holdings Corp.

PART III

Information required by Items 10 through 13 with respect to Visant has been omitted pursuant to General Instruction I of Form 10-K. Information required by Items 10 through 13 with respect to Holdings is described below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages, positions and business backgrounds of our executive officers and the directors of Holdings as of April 1, 2010.

Name	Age	Position
Marc L. Reisch	54	Chairman, President and Chief Executive Officer, Holdings and Visant
Marie D. Hlavaty	46	Senior Vice President, Chief Legal Officer and Secretary, Holdings and Visant
Paul B. Carousso	41	Senior Vice President, Chief Financial Officer, Holdings and Visant
Timothy M. Larson	36	President and Chief Executive Officer, Jostens Group
David F. Burgstahler	41	Director, Holdings and Visant
George M.C. Fisher	69	Director, Holdings and Visant
Alexander Navab	44	Director, Holdings and Visant
Tagar C. Olson	32	Director, Holdings and Visant
Charles P. Pieper	63	Director, Holdings and Visant

Marc L. Reisch joined Holdings and Visant as Chairman, President and Chief Executive Officer upon the closing of the Transactions in October 2004. Mr. Reisch had been a director of Jostens since November 2003. Mr. Reisch has been the Chairman of the Board of Yellow Pages Income Fund since December 2002.

Marie D. Hlavaty served as an advisor to our businesses since August 2004 and joined Holdings and Visant upon the consummation of the Transactions in October 2004. Ms. Hlavaty currently serves as our Senior Vice President, Chief Legal Officer and Secretary.

Paul B. Carousso joined Holdings and Visant in October 2004 and currently serves as our Senior Vice President, Chief Financial Officer.

Timothy M. Larson joined Jostens full-time in 1994. He has held a variety of leadership positions at Jostens in general management, technology, e-business and marketing. Mr. Larson became senior vice president and general manager of Jostens’ Memory Book business in 2005. Mr. Larson was appointed President and Chief Executive Officer of Jostens in January 2008.

David F. Burgstahler is President of Avista Capital Partners, a leading private equity firm. Prior to joining Avista Capital Partners in 2005, Mr. Burgstahler was a Partner with DLJ Merchant Banking Partners, the private equity investment arm of Credit Suisse, or CS. Mr. Burgstahler joined CS in 2000 when it merged with the investment bank Donaldson, Lufkin and Jenrette. Mr. Burgstahler joined Donaldson, Lufkin and Jenrette in 1995. Mr. Burgstahler also serves on the boards of Warner Chilcott plc, WideOpenWest Holdings, Inc., BioReliance Corporation, Navilyst Medical, Inc., Lantheus Medical Imaging and ConvaTec.

George M.C. Fisher is currently a senior advisor to KKR. Mr. Fisher served as Chairman of the Board of Eastman Kodak Company from December 1993 to December 2000 and was Chief Executive Officer from December 1993 to January 2000. Before joining Kodak, Mr. Fisher was Chairman of the Board and Chief Executive Officer of Motorola, Inc. Mr. Fisher is a past member of the boards of AT&T, American Express

Company, Comcast Corporation, Delta Air Lines, Inc., Eli Lilly & Company, General Motors Corporation, Hughes Electronics Corporation, Minnesota Mining & Manufacturing, Brown University and The National Urban League, Inc. Mr. Fisher is also the former Chairman of PanAmSat Corporation. He was a member of The Business Council and is an elected fellow of the American Academy of Arts & Sciences. Mr. Fisher was also an appointed member of the President’s Advisory Council for Trade Policy and Negotiations from 1993 through 2002.

Alexander Navab is a Member of KKR. He joined KKR in 1993 and he currently co-heads KKR’s North American private equity business and leads the Media/Communications industry Team in the U.S. Mr. Navab serves on the Investment Committee, as well as the Other Business Committee, of KKR. Prior to joining KKR, Mr. Navab was with James D. Wolfensohn Incorporated, where he was involved in merger and acquisition transactions as well as corporate finance advisory work. From 1987 to 1989, he was with Goldman, Sachs & Co. in the Investment Banking division. Mr. Navab is also a director of The Nielsen Company (formerly VNU Group BV).

Tagar C. Olson is an Executive at KKR. Prior to joining KKR in 2002, Mr. Olson was with Evercore Partners Inc. since 1999, where he was involved in a number of private equity transactions and mergers and acquisitions. Mr. Olson is also a director of Capmark Financial Group Inc., First Data Corporation and KSL Holdings.

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

Director Qualifications

Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the Board of Directors, we take into account (1) minimum individual qualifications, such as high ethical standards, integrity, mature, careful judgment, financial acumen and facility in the areas of capital markets, mergers and acquisitions and innovation, industry knowledge or experience and an ability to work collegially with the other members of the Board of Directors and (2) all other factors we may consider appropriate, including alignment with our stockholders, especially our Sponsors.

Messrs. Burgstahler, Fisher, Navab, Olson and Pieper (the “Sponsor Directors”) were appointed to our Board of Directors as a consequence of their respective relationships with the Sponsors and, in the case of Mr. Reisch, the Sponsors’ knowledge and familiarity with Mr. Reisch and his past accomplishments. Each is appointed under the terms of the 2004 Stockholders Agreement (as defined below).

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Sponsors and the Board of Directors focused primarily on each candidate’s prior experience, including the information discussed in each of the Board members’ biographical information set forth above.

Each of the Company’s directors possesses high ethical standards, acts with integrity, and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business, governmental, or civic endeavors, which further qualifies them for service as members of the Board of Directors. Alignment with our stockholders is important in building value at the Company over time. As a group, Mr. Reisch and the Sponsor Directors also possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

Our Board of Directors

Our Board of Directors is currently comprised of six members. Each of the existing directors was appointed upon the consummation of the Transactions in October 2004, other than Mr. Fisher, who was appointed in November 2005. Under the Stockholders Agreement entered into in connection with the Transactions, KKR and DLJMBP III each has the right to designate four of Holdings’ directors (currently three KKR and two DLJMBP III designees serve on our board), and our Chief Executive Officer and President, Marc Reisch, is Chairman. Our Board of Directors currently has three standing committees—an Audit Committee, a Compensation Committee and an Executive Committee. We expect the chairmanship of each of the Audit Committee and the Compensation Committee to rotate annually between a director designated by KKR and a director designated by DLJMBP III consistent with the terms of the Stockholders Agreement.

Audit Committee

The primary duties of the Audit Committee include assisting the Board of Directors in its oversight of: (1) the integrity of the Company’s financial statements and financial reporting process; (2) the integrity of the Company’s internal controls regarding finance, accounting and legal compliance; and (3) the independence and performance of the Company’s independent auditor and internal audit function. The Audit Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are issued. The Audit Committee has sole authority to engage, evaluate and replace the independent auditor. The Audit Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Audit Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the Company’s independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Olson (Chairman) and Burgstahler. The Board of Directors has determined that both of the current members qualify as an “audit committee financial expert” through their relevant work experience as described above. Mr. Burgstahler is President of Avista Capital Partners and Mr. Olson is an Executive with KKR. Neither of the members of the Audit Committee is considered “independent” as defined under the federal securities law.

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

Executive Committee

The current members of the Executive Committee are Messrs. Reisch, Navab and Pieper.

Code of Ethics

We have a Code of Business Conduct and Ethics which was adopted to cover the entire Visant organization following the Transactions and which applies to all of our employees, including our Chief Executive Officer, Senior Vice President, Chief Financial Officer and Corporate Controller, our Directors and independent sales representatives. We review our Code of Business Conduct and Ethics and amend it as necessary to be in compliance with current law. We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code on an annual basis. Any changes to, or waiver (as defined under Item 5.05 of Form 8-K) from, our Code that applies to our Chief Executive Officer, Senior Vice President, Chief Financial Officer or Corporate Controller will be posted on our website. A copy of the Code of Business Conduct and Ethics can be found on our website at http://www.visant.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers and directors of Holdings are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes the material elements, policies and practices with respect to our principal executive officer, principal financial officer, and the other two executive officers, which are collectively referred to as the named executive officers. This compensation discussion and analysis also describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers. This section should be read in conjunction with the tables and narrative discussion of our executive compensation program that follows this discussion.

We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, an annual cash incentive plan, long-term equity incentives in the form of stock options and restricted stock, other long term incentives, retirement and other benefits, perquisites, post-termination severance and acceleration of equity award vesting for named executive officers upon certain termination events and/or a change in control. Certain other post-termination benefits are provided to our Chief Executive Officer. Our retirement and other benefits include life, disability, medical, dental and vision insurance benefits, a qualified 401(k) savings plan and other defined benefit retirement benefits and our perquisites include reimbursement for certain medical expenses and automobile payments. Our philosophy is to provide a total compensation package at a level that is commensurate with our size and provides incentives and rewards for sustained performance and growth and retention of executive talent.

Objectives of our Executive Compensation Program

Our compensation programs are designed to achieve the following objectives:

•	attract, motivate, retain and reward talented and dedicated executives whose knowledge, skill and performance are critical to our success and long-term growth;

•	provide our executive officers with a balanced compensation opportunity, including both cash and equity or equity-based incentives, to further our interests and those of our stockholders;

•	provide cash and long-term incentive compensation that is competitive to comparable market positions based on revenue size;

•

align rewards to measurable performance metrics and to the interest of our stockholders through awards that vest based on compounded growth and are valued based on the per share price of our Class A Common Stock; and

•	compensate our executives to manage our business to achieve long-range objectives and sustainable growth.

Compensation Process

Our Compensation Committee, which is comprised of four members of our Board of Directors, who serve at the pleasure of our Sponsors, reviews and approves all elements of compensation for our named executive officers. The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our Chief Executive Officer, or CEO, Mr. Reisch. The Compensation Committee considers feedback from the Board as well as Mr. Reisch’s direct reports, obtained through an annual anonymous review process, in establishing Mr. Reisch’s compensation and setting objectives for the ensuing year. For all other named executive officers, the Committee meets outside the presence of all executive officers other than Mr. Reisch. Mr. Reisch annually reviews each other named executive officer’s performance with the Compensation Committee and makes recommendations to the Compensation Committee, other than with respect to his own compensation. The Compensation Committee has from time to time reviewed market and industry data in setting compensation and from time to time we have retained outside compensation consultants to benchmark certain of our executive positions to provide another measure of our existing compensation levels for executive positions within our company to companies with a comparative revenue base to ours. Positions were matched based on title and responsibilities of the position with comparable positions in the market based on similar company revenue size found within the published survey data of leading human resource organizations. We evaluated base salary and short- and long-term compensation information within the survey information. We may from time to time in the future have benchmarking performed to assist us and the Compensation Committee in setting executive compensation.

Base Salary

We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary in order to attract and retain an appropriate caliber of ability, experience and talent for the position, and to provide base compensation that is not subject to our performance risk. We establish the base salary for each executive officer based in part in consideration of competitive factors as well as individual factors, such as the individual’s scope of duties, performance and experience and, to a certain extent, the pay of others on the executive team. When establishing the base salary of any executive officer, we have also considered competitive market factors, business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive, the potential impact the individual may make on our company now and in the future. We generally review base salaries for our named executive officers on an 18-month or longer cycle in light of market factors, and increases take into consideration the foregoing factors, individual performance and expanded duties, as applicable.

Our Compensation Committee sets the salary of our CEO. In accordance with his employment agreement, his base salary will not be less than $850,000 during the term of his employment agreement and any renewal term, subject to increase at the sole discretion of our Board of Directors, which is required at least annually to review Mr. Reisch’s base salary. In 2007, Mr. Reisch’s base salary was increased from $850,000 to $950,000. The Compensation Committee approved an increase in base salary for Mr. Reisch in the amount of $50,000 in each of 2008 and for 2010, however, Mr. Reisch declined to accept the increases in base salary in light of market factors (these amounts however, have been included in setting Mr. Reisch’s target opportunity under the annual cash incentive plan as described below and severance compensation).

We entered into an employment agreement with Timothy M. Larson effective as of January 7, 2008. Under the terms of the employment agreement, Mr. Larson’s base salary was set at $650,000, subject to increase at the sole discretion of the Board of Directors, which is required at least annually to review Mr. Larson’s base salary.

In light of market factors none of the executive officers received increases in annual base salary during 2009 and none of the executive officers is anticipated to receive or elect to take an increase in annual base salary during 2010 other than Mr. Carousso, whose salary was adjusted from $280,000 to $310,000 to assure alignment with market rates for his position and level of responsibility.

Annual Performance-Based Cash Incentive Compensation

General. We have historically provided the opportunity for our named executive officers and other key employees to earn an annual cash incentive award in order to further align our executives’ compensation opportunity with our annual business and financial goals and the growth objectives of our stockholders and to motivate our executives’ annual performance. Our annual cash incentives generally link the compensation of participants directly to the accomplishment of specific business metrics or individual performance targets, primarily the achievement of EBITDA targets, which are important indicators of increased stockholder value and reflect our emphasis on financial performance and stockholder return. The Compensation Committee may also consider market and other competitive conditions, extraordinary achievements and contributions to strategic and operating initiatives in establishing annual incentive awards.

Under the annual incentive plans, the Compensation Committee may also consider adjustments to performance goals. These adjustments may reflect all or a portion of both the positive or negative effect of external non-recurring events that are outside the reasonable control of our executives, including, without limitation, regulatory changes in accounting or taxation standards. These adjustments may also reflect all or a portion of both the positive or negative effect of unusual or extraordinary transactions that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance or growth, such as consolidation activities, restructurings, acquisitions or divestitures.

Consolidated and business unit budgets and business plans which contain annual financial and strategic objectives are developed by management and reviewed by the Board of Directors each year, which institutes such changes that are deemed appropriate by the Board of Directors. The budgets and business plans have set the basis for the annual incentive plan targets and stretch measures. The annual incentive compensation plan targets and other material terms by business unit are presented to the Compensation Committee for review and approval with such modifications deemed appropriate by the Compensation Committee. The specific financial targets, business plan and other initiatives set for our named executive officers are not disclosed because we believe disclosure of this information would cause our company competitive harm. The targets are intended to be challenging but achievable. Because these targets are tied to our business plan, it is expected that they will be achieved when they are set at the beginning of the fiscal year. However, there is risk that payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under the plan are truly performance-based.

Annual cash award opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established percentage for payout based on meeting a target, and enhanced opportunity if certain stretch targets are met. For the 2009 fiscal year, annual cash incentive opportunities for the named executive officers at target are summarized below:

	Target Annual Cash Incentive Award Opportunity
	% of Salary	Amount
Marc L. Reisch	100%	$1,000,000
Paul B. Carousso	55%	$154,000
Marie D. Hlavaty	55%	$209,000
Timothy M. Larson	85%	$552,500

Annual incentive compensation plan awards for our named executive officers and other executives are determined annually following the completion of the annual audit, based on our performance against the approved annual incentive compensation plan targets, subject to the exercise of discretion by the Compensation

Committee as discussed in this section. The annual incentive compensation plan award amounts of all officers, including the named executive officers, must be reviewed and approved by the Compensation Committee. Approved payments under the annual incentive plans are made not later than March 15th of the year following the fiscal year during which performance is measured.

2009 Annual Incentive Compensation Plan Awards. The 2009 annual incentive plan payments to the CEO and the other named executive officers were based on the achievement of consolidated or business unit targets or the accomplishment of strategic and restructuring and cost initiatives to address the business challenges during 2009 and to establish us for the recovery and long-term growth. In determining payments to be made in respect of 2009, the Compensation Committee took into account the market environment and economic factors that challenged the achievement of our financial plan for 2009, particularly in respect of the impact on customer demand and pricing pressures. The Committee also considered the significant proactive efforts taken by management during 2009 to reduce operating costs through a series of consolidation and administrative measures which positively contributed to the achievement of our financial results in 2009 and which are expected to have significant incremental benefit in 2010.

For 2010, to assess annual cash incentive plan compensation awards for Jostens, which employs Mr. Larson, we will use performance metrics based on our current year financial performance and business plan as well as the accomplishment of strategic and operating initiatives that are expected to contribute to cost containment and drive innovation and long-term growth for Jostens. Due to the relative impact of recent market and other competitive conditions on our other businesses and their relative growth and in particular our continued limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, the primary variable incentive offered to employees for our Visant and subsidiaries other than Jostens for fiscal year 2010 will be under the long-term incentive arrangements described below which awards will take into account, among other things, the level of annual cash incentive plan target opportunity that the respective employees had for fiscal year 2009.

We anticipate re-establishing an annual incentive opportunity for eligible Visant and non-Jostens businesses for 2011. The Compensation Committee will continue to consider all market and other competitive conditions, extraordinary achievement and contributions that impact the growth of our business and appreciation of stockholder value in establishing annual incentive awards and other incentive arrangements.

Other. Our Compensation Committee reserves the right to grant discretionary bonuses from time to time based on individual contribution to extraordinary transactions which result in measurable and appreciable return for us and our stockholders.

Equity-Based Incentives

General. We offer incentive opportunities to our executives to promote long-term performance and tenure, through grants of stock options, restricted stock and phantom equity to be paid out in cash based on the achievement of performance or service targets. Other types of long-term equity incentive compensation based on the appreciation of the Class A Common Stock may be considered in the future. Our equity incentive plans and arrangements are designed to:

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

Our Compensation Committee serves as the administrator of our equity incentive plans and arrangements, with the power and authority to administer, construe and interpret the equity plans, to make rules for carrying out the plans and to make changes in such rules, subject to such interpretations, rules and administration being consistent with the basic purpose of the plans. Subject to the general parameters of the plans, the Compensation Committee has the discretion to fix the terms and conditions of the grants. Equity awards are granted based on the fair market value of our Class A Common Stock as determined by the Compensation Committee after evaluation of a fair market valuation conducted by an independent third party expert on a periodic basis.

Our named executive officers each made a personal investment in purchasing shares of the Class A Common Stock of Holdings in connection with the Transactions with his or her own personal funds. In turn, the number of Class A Common Stock options granted was based on a multiple of the respective level of individual investment. In consideration of his services in consummating the Transactions and in connection with entering into an employment agreement with the Company, Mr. Reisch also received at the consummation of the Transactions a grant of restricted stock as a further long-term incentive opportunity. No additional equity has been awarded to the named executive officers since their original investments, except that Mr. Carousso and Ms. Hlavaty were granted 600 and 1,000 shares, respectively, of restricted Class A Common Stock in 2008, which shares vested as of January 15, 2010, in order to recognize the accomplishments of Mr. Carousso and Ms. Hlavaty (in particular the consummation of the sale of the Von Hoffmann businesses in 2007) and to incentivize each individual’s continued tenure, commitment and performance for us.

The Compensation Committee reserves the right to issue additional equity in the form of options, restricted stock or units or phantom equity to the named executive officers upon the recommendation of Mr. Reisch or the Board of Directors in consideration of performance and for the purpose of assuring retention of executive talent aligned with the long-term growth of the Company and, in the case of equity, subject to shares remaining available for grant under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holdings Corp. and Subsidiaries (the “2004 Plan”). See “—Equity-based Compensation”.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. However, to the extent that additional grants have been or will be made by us to other members of management, we intend to limit grants to twice per year. We also have and may from time to time issue equity to new members of management, including those who come into our employment in connection with the consummation of acquisitions by us. For compensation decisions regarding the grant of equity compensation, our Compensation Committee typically considers the recommendations from our CEO, taking into consideration the potential impact and contributions of the individual, retention considerations and the level of equity of members of management at a similar level.

Stock Options. Stock option awards provide our executive officers with the right to purchase shares of our Class A Common Stock at a fixed exercise price for a period of up to ten years from the option grant date under the 2004 Plan and may be either “time-based” or “performance-based.” Time based options vest on the passage of time and an executive’s continued tenure with us. Performance based options vest on the achievement of annual EBITDA targets and on an executive’s continued tenure with us. The purpose of the performance-based grant is to align management and stockholder interests as measured by EBITDA performance. Options are subject to certain change of control and post-termination of employment vesting and expiration provisions. Mr. Reisch (who also served as a director of Jostens prior to the Transactions) also holds options under the 2003 Stock Incentive Plan (the “2003 Plan”). See “—Equity-based Compensation” for a discussion of the change in control and other provisions related to stock options under the 2004 Plan and the 2003 Plan.

Restricted Stock. We also use restricted Class A Common Stock in our long-term equity incentive program as part of our management incentive, development, succession, and retention planning process. Of our named executive officers, Messrs. Reisch and Carousso and Ms. Hlavaty have been granted restricted stock. The restricted stock is generally subject to the same rights and restrictions set forth in the management stockholders’

agreement and sale participation agreement described under “—Equity-based Compensation”, provided that the restricted stock currently held by Messrs. Reisch and Carousso and Ms. Hlavaty is currently 100% vested and nonforfeitable even in the case of termination of employment.

Other Long-Term Incentive Awards

2008 LTIP. During 2008, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2008 LTIP”). The 2008 LTIP is described in “—Equity-based Incentive Plans—2008 LTIP”. We do not anticipate any payment to our named executive officers, other than Mr. Larson, under the 2008 LTIP.

2010 LTIP. As of March 31, 2010, we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2010 LTIP”). Under these arrangements the executive is granted a target award based on a specified number of phantom share units, half of which vests on the basis of achievement of performance targets (and continued employment) and the other half of which vests on the basis of continued employment and without regard to the achievement of performance targets. The 2010 LTIP is further described in “—Equity-based Incentive Plans—2010 LTIP”.

The 2010 LTIP grant for each of Messrs. Reisch and Carousso and Ms. Hlavaty is an 18 month arrangement and has a measurement date of the last day of the second fiscal quarter of 2011 (subject to earlier vesting and payment on the performance award if the targets are achieved earlier) and represent the sole incentive compensation opportunity to Messrs. Reisch and Carousso and Ms. Hlavaty for the 2010 fiscal year as the Company will not offer such executives an annual cash incentive in respect of fiscal year 2010. The 2010 LTIP arrangement for Mr. Larson is a two year grant and has a measurement date of fiscal year end 2011. Mr. Larson also remains eligible for an annual cash incentive in respect of fiscal year 2010.

Mr. Reisch was granted an award of 22,377 units, Mr. Carousso was granted an award of 3,300 units, and Ms. Hlavaty was granted an award of 4,025 units. Mr. Larson was granted an award of 20,885 units.

The 2010 LTIP arrangements were structured with the primary purposes of incentivizing executive management to remain employed by the Company and focused on achieving a high level of performance. Furthermore, the performance-based incentive provides alignment between executive management and our stockholders through awards that vest based on compounded growth and a calculation of the award cash payment based on the per share price of the Class A Common Stock. In addition, the equity incentives that were previously awarded to the named executive officers became fully vested by the end of our fiscal year 2009, and, accordingly, the 2010 LTIP arrangements provide continuity in executive incentive to assure executive tenure, performance and executive compensation tied to performance.

Pension Benefits

Each of our named executive officers currently participates in the Jostens tax qualified pension plan C (which by merger includes those participants who used to participate in pension plan D) and a non-qualified supplemental pension plan to compensate for Internal Revenue Service limitations. These benefits are provided as part of the regular retirement program available to eligible employees. We also maintain individual non-contributory, non-qualified, unfunded supplemental retirement plans (“SERPs”) for certain named executive officer participants. Mr. Reisch is entitled to a retirement benefit under the terms of his employment agreement and any payment thereunder is net of benefits to which he would otherwise be entitled under any other qualified or non-qualified defined benefit retirement plans. For more detailed information, see the narrative accompanying the “Pension Benefits” table.

Employment Agreement and Change in Control Provisions

Employment Agreements with Marc L. Reisch and Timothy M. Larson. Except with respect to our CEO, Marc L. Reisch, and Mr. Timothy Larson, the Chief Executive Officer of Jostens, we do not have any employment agreements with any of our named executive officers. It is generally not our philosophy or practice to enter into employment agreements with our executives. Absent exigent competitive factors, we believe that our short- and long-term compensation practices and opportunities are competitively attractive and favorably motivate our executives towards performance and continuity of service.

In October 2004, we entered into an employment agreement with Mr. Reisch with an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party. We are highly dependent on the efforts, relationships and skills of Mr. Reisch, a long-tenured industry executive and, accordingly, we entered into this agreement with Mr. Reisch to help ensure Mr. Reisch’s availability to us. In January 2008, we entered into an employment agreement with Mr. Larson with an initial term extending to January 7, 2013 and automatic one-year renewal terms thereafter unless not renewed by prior written notice by either party. Mr. Larson has been instrumental to the success and growth of Jostens and, accordingly, we entered into the employment agreement in connection with his promotion to the position of Chief Executive Officer of Jostens to help ensure Mr. Larson’s availability to us. The terms of the employment agreements with Messrs. Reisch and Larson provide for certain post-termination payments and benefits to Mr. Reisch and Mr. Larson, respectively, which are described and quantified in the section entitled “—Termination, Severance and Change of Control Arrangements”. We provided these arrangements under the respective agreements to attract and retain each of Messrs. Reisch and Larson and believe that these post-termination payments and benefits are competitively reasonable and reflective of Mr. Reisch’s and Mr. Larson’s respective value and performance to us. The employment agreements are further described in the section entitled “—Employment Agreements and Arrangements”.

Change in Control Agreements. In 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Senior Vice President, Chief Financial Officer, and Marie Hlavaty, Senior Vice President, Chief Legal Officer. The change in control agreements are effective for an initial term which extended to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term of the agreements. The agreements allow for certain payments and benefits upon a change in control as described in “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty”. We provided these arrangements to assure the retention of these officers and in the absence of any other contractual severance arrangements. We believe that the post-termination payments and benefits are competitively reasonable and reflective of Mr. Carousso’s and Ms. Hlavaty’s value and performance to us.

Change in Control under Long-Term Incentive Plans and Awards. Under the 2003 Plan and the 2004 Plan, upon the occurrence of a “change in control” of us, the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain performance measures have been achieved.

The 2008 and 2010 LTIP awards provide for certain vesting under certain circumstances in connection with a change in control.

Our long-term incentive arrangements and equity-based incentive plans and awards are discussed in “—Equity-based Compensation” and “—Equity-based Incentive Plans” and change in control payments under the plans and awards are discussed and quantified in “—Termination, Severance and Change of Control Arrangements”.

Executive Benefits

We provide the opportunity for our named executive officers and other executives to receive certain general health and welfare benefits on terms consistent with other eligible employees. We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees. We provide certain perquisites to the named executive officers, including car allowance, medical stipend to apply to reimburse medical expenses, periodic physicals and extended coverage under long-term disability insurance, and in the case of certain of the named executive officers, financial planning, a health club stipend and availability of our aircraft for occasional personal use (subject to reimbursement for the incremental cost for such use). We provide these benefits to offer additional incentives for our executives and to remain competitive in the general marketplace for executive talent.

Stock Ownership Guidelines

The Compensation Committee has not implemented stock ownership guidelines for our executive officers. Our stock is not publicly traded and is subject to agreements with the stockholders that limit a stockholder’s ability to transfer his or her equity for a period of time following grant.

Regulatory Considerations

The compensation cost to us of awarding equity is taken into account in considering awards under our equity or equity-based incentive programs. We have taken steps to structure and assure that our compensation programs and arrangements are in compliance with Section 409A of the Internal Revenue Code, as amended (the “Code”). Bonuses paid under our annual incentive plans and compensation under the 2008 and 2010 LTIPs are taxable at the time paid to our executives.

Tax Gross-Up

Mr. Reisch’s employment agreement provides for a tax gross-up payment in the event that any amounts or benefits due to him would be subject to excise taxes under Section 280G of the Code. For more detailed information on gross-ups for excise taxes payable to Mr. Reisch, see “—Termination, Severance and Change of Control Arrangements—Employment Arrangements with Marc L. Reisch—Gross-Up Payments for Excise Taxes”.

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

Alexander Navab

Tagar C. Olson

Charles P. Pieper

Compensation Committee Interlocks and Insider Participation

During 2009 and to the present, our Compensation Committee has been comprised of Messrs. Burgstahler, Navab, Olson and Pieper. Mr. Navab served as Chairman of the Compensation Committee during 2009. Mr. Burgstahler assumed the chairmanship for 2010. For a description of the transactions between us and entities affiliated with members of the Compensation Committee, see the transactions described in “Certain Relationships and Related Transactions, and Director Independence”.

Summary Compensation Table

The following table presents compensation information for our fiscal year ended January 2, 2010, January 3, 2009 and December 29, 2007 paid to or accrued to the named executive officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (3)	Unit Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($)		Total ($)
Marc L. Reisch	2009	$950,000	$—		$—	$—	$850,000	$543,471	$75,625	(7)	$2,419,096
Chairman, President and Chief Executive Officer, Holdings and Visant	2008	$968,269	$—		$—	$—	$1,000,000	$323,838	$67,657		$2,359,764
	2007	$950,000	$—		$—	$—	$950,000	$254,435	$93,101		$2,247,536

Paul B. Carousso	2009	$280,000	$—		$—	$—	$140,000	$45,430	$30,871	(8)	$496,301
Senior Vice President, Chief Financial Officer, Holdings and Visant	2008	$281,635	$—		$144,322	$—	$170,000	$27,629	$25,276		$648,862
	2007	$264,039	$—		$—	$—	$125,000	$19,060	$26,043		$434,142

Marie D. Hlavaty	2009	$380,000	$—		$—	$—	$180,000	$86,615	$23,100	(9)	$669,715
Senior Vice President, Chief Legal Officer, Holdings and Visant	2008	$374,808	$—		$190,554	$—	$225,000	$63,177	$23,271		$876,810
	2007	$330,000	$—		$—	$—	$200,000	$34,272	$23,525		$587,797

Timothy M. Larson	2009	$650,000	$—		$—	$—	$750,000	$108,956	$33,327	(10)	$1,542,283
President and Chief Executive Officer, Jostens	2008	$662,500	$500,000	(2)	$—	$1,006,395	$830,000	$81,589	$43,977		$3,124,461
	2007	$450,000	$500,000	(2)	$—	$—	$346,752	$19,981	$28,482		$1,345,215

(1)	Salary for fiscal year 2008 reflects a 53 week fiscal year.
(2)	Includes for each of 2007 and 2008, respectively, $500,000 representing bonuses paid to Mr. Larson pursuant to a letter agreement entered into between Mr. Larson and us on October 2, 2006, prior to Mr. Larson becoming President and Chief Executive Officer of Jostens, providing for bonuses to Mr. Larson in consideration of his extraordinary efforts and achievement on behalf of Jostens.
(3)	The amount in this column represents the aggregate grant date fair value of the shares of restricted Class A Common Stock computed in accordance with FASB ASC Topic 718. The difference between the aggregate grant date fair value used for FASB ASC Topic 718 and the aggregate grant date fair market value of the Class A Common Stock as established pursuant to the terms of the 2004 Plan and determined by a third party valuation is that the aggregate grant date fair value for purposes of FASB ASC Topic 718 is calculated in accordance with GAAP and the methodology to determine the fair market value under the 2004 Plan does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The restricted stock awards were made under our 2004 Plan, which is described under “—Equity-based Compensation”.
(4)	The amount in this column represents the aggregate grant date fair value of unit awards to Mr. Larson under the 2008 LTIP computed in accordance with FASB ASC Topic 718 and assumes achievement of performance levels at the minimum EBITDA target levels resulting in 50% vesting of all units which vest on the basis of performance. It is anticipated that Messrs. Reisch and Carousso and Ms. Hlavaty will not vest in nor receive payment with respect to any award under the 2008 LTIP. Please see Note 15, Stock-based Compensation, to our consolidated financial statements for a description of the valuation. The 2008 LTIP is described under “—Equity-based Incentive Plans”.
(5)	The amounts represent earnings under the annual incentive compensation plan.
(6)	Reflects the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified, non-contributory pension plan, our unfunded supplemental ERISA excess retirement plan and an individual non-contributory unfunded supplemental retirement plan and, in the case of Mr. Reisch, the supplemental retirement benefit provided for under his employment agreement as of fiscal year end 2009. Please refer to the narrative descriptions of our pension plans under the Pension Benefits table. We currently have no deferred compensation plans.
(7)

Includes for 2009: $35,685 of premiums under a life insurance policy which are paid by us under the terms of Mr. Reisch’s employment agreement (the proceeds under the policy are payable to beneficiaries designated by Mr. Reisch); $9,800 representing regular employer matching contributions to our 401(k) plan; $13,680 representing a car allowance; and approximately $16,460 representing financial planning and executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits. We make available to Mr. Reisch the company aircraft for occasional personal use. In such cases, Mr. Reisch reimburses the Company for an amount equal to the Company’s incremental cost for such use. The calculation of the incremental cost for personal use of our company aircraft includes only variable costs incurred as a result of such flight activity. Incremental cost does not include fixed costs that are incurred regardless of Mr. Reisch’s use (for example aircraft insurance, maintenance, storage and flight crew salaries).

(8)	Includes for 2009: $9,800 representing regular employer matching contributions to our 401(k) plan; $10,200 representing a car allowance; and approximately $10,871 representing executive medical expenses reimbursed by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(9)	Includes for 2009: $9,800 representing regular employer matching contributions to our 401(k) plan; $10,000 representing a car allowance; and approximately $3,300 representing executive medical expenses reimbursable by us, a health club stipend and cash credits offered to any employee who foregoes certain disability insurance benefits.
(10)	Includes for 2009: $9,800 representing regular employer matching contributions to our 401(k) plan; $21,600 representing a car allowance; and approximately $1,927 representing executive medical expenses reimbursed by us, and cash credits offered to any employee who foregoes certain disability insurance benefits.

Grants of Plan-Based Awards in 2009

The following table provides information with regard to the target level of annual cash incentive awards for our named executive officers for performance during 2009.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
		Threshold ($)	Target ($)	Maximum ($)
Marc L. Reisch	N/A	$—	$1,000,000	$—

Paul B. Carousso	N/A	$—	$154,000	$—

Marie D. Hlavaty	N/A	$—	$209,000	$—

Timothy M. Larson	N/A	$—	$552,500	$—

(1)	Reflects the target award amounts under our annual incentive compensation plan for our named executive officers. The actual non-equity annual incentive compensation amount earned by each named executive officer in 2009 is shown in the “Summary Compensation Table” above.

Equity-based Compensation

2003 Plan. The 2003 Plan was approved by the Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. Pursuant to the 2003 Plan, the maximum grant to any one person may not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (1) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (2) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in the Stockholders Agreement, dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options.

2004 Plan. In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the 2004 Plan, provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 2, 2010, there were 114,940 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted.

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

Equity-based Incentive Plans

2008 LTIP. During 2008 we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2008 LTIP”). Under these arrangements the executive is granted a target award based on a specified number on phantom share units, which vest on the basis of performance or time (and, in each case, continued employment).

The performance-based award vests if we (or Jostens, in the case of Mr. Larson) achieve a minimum threshold trailing twelve months’ EBITDA target measured as of the last day of our fiscal quarter ended closest to June 30, 2010, subject to the executive’s continued employment through such measurement date. The award vests as follows:

EBITDA Target	Below Threshold	Threshold	Target	Maximum
Percentage of target award vesting	0%	50%	100%	200%

If the threshold EBITDA target is not achieved or the executive either resigns or suffers a termination of employment by us prior to the measurement date other than in connection with a change in control of us, the award granted to the executive is forfeited without payment.

Subject to these vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of 2008 LTIP phantom share units in which the executive vests, payable in a lump sum as soon as practicable following the measurement date and in any event not later than December 31, 2010.

In the case of the executive’s termination by us without cause or by the executive for good reason or due to the executive’s permanent disability or death within twelve months following a change in control (as defined in the 2004 Plan) and prior to the last day of the fiscal quarter closest to June 30, 2010, in each case before the measurement date, the executive will vest in the target award and the lump sum cash payment in respect of the award will be made based on the fair market value of the Class A Common Stock as of such date, payable as soon as practicable but in any event not later than March 14th of the calendar year following the calendar year in which the termination occurs.

In addition to the performance vesting described above, certain 2008 LTIP arrangements may also contain a time vesting component such that a portion of the award vests based solely on the basis of the executive’s continued employment through the respective measurement date.

Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment.

2010 LTIP. As of March 31, 2010 we implemented long-term phantom share incentive arrangements with certain key employees, including each of Messrs. Reisch, Larson and Carousso and Ms. Hlavaty (the “2010 LTIP”). Under these arrangements the executive is granted a target award, based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Except under certain conditions described below, if the respective performance or service target is not achieved, or the executive resigns or suffers a termination of employment by us prior to the applicable date other than following a change in control, the applicable award is forfeited without payment. Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment. The following summarizes the key terms of the various forms of 2010 LTIP awards.

Jostens.    The awards granted to employees of our Jostens subsidiary (including Mr. Larson) are based on a two year incentive period and the performance award vests if Jostens achieves a trailing twelve months’ EBITDA target measured as of the last day of fiscal year 2011, subject to the executive’s continued employment through such measurement date. The time award vests based solely on the basis of the executive’s continued employment through the last day of fiscal year 2011.

In the case of the executive’s termination by us without cause due to the elimination of the executive’s position as a result of a restructuring or due to the executive’s permanent disability or death, in each case occurring after fiscal year 2010 and prior to any change in control, the executive will vest in 100% of the time award and all other unvested awards will be forfeited without payment therefor. In the case of the executive’s termination by us without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of fiscal year 2011, the executive will vest in 100% of the time award and in (i) 50% of the performance award if such termination occurs on or before the last day of fiscal year 2010, or (ii) 100% of the performance award if such termination occurs after the last day of fiscal year 2010 but prior to the last day of fiscal year 2011.

Visant and Other Subsidiaries.    The awards granted to employees of Visant (including Messrs. Reisch and Carousso and Ms. Hlavaty) and our subsidiaries other than Jostens are based on an 18-month incentive period and the performance award vests based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of certain of our subsidiaries, a portion of the performance award vests based on the achievement of certain other performance targets as of the measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target is achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of 2011, the performance award applicable to such performance target will vest and become due and payable as of such earlier date. The time award vests based solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

In the case of the executive’s termination by us without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of the second fiscal quarter of 2011, the executive will vest in 100% of the time award. If such a termination occurs prior to September 30, 2010, the executive will become vested in 50% of the performance award (regardless of whether the respective performance target(s) are met), but if the termination occurs after September 30, 2010, the executive will have the opportunity to become vested in either 50% or 100% of the performance award provided that an applicable portion of the respective EBITDA performance target has been achieved (measured as of the last day of the fiscal month ended closest to the date of the employee’s termination). If a minimum applicable portion of the EBITDA performance target is not achieved, the unvested performance award will be forfeited without payment therefor.

Payment.    Subject to the applicable vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive vests, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which the vesting event occurs, provided that, for Messrs. Reisch and Carousso and Ms. Hlavaty, payment with respect to a time award which vests in the ordinary course as of the last day of the second fiscal quarter of 2011 will not be due and payable until March 14, 2012, provided further, however, that in the event of a change in control which occurs prior to the last day of the second fiscal quarter of 2011, payments of any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable as soon as practicable on the earlier of the date of the executive’s termination by us without cause, by the executive for good reason or due to a permanent disability or death following the change in control or the last day of the second fiscal quarter of 2011 (so long as the executive continues to be employed on that date), and in the event of a change in control which occurs after the last day of the second fiscal quarter of 2011, payments for any such vested time awards to Messrs. Reisch and Carousso and Ms. Hlavaty will be due and payable on the earlier of the date of such change in control or the date on which the time award would otherwise be payable.

The terms “change in control”, “cause” and “good reason” are as defined in the 2010 LTIP agreements.

Employment Agreements and Arrangements

Employment agreement with Marc L. Reisch. In connection with the Transactions, Holdings entered into an employment agreement with Marc L. Reisch with an effective date of October 4, 2004. Such employment agreement was amended and restated as of December 19, 2008 to make certain technical amendments necessary under Section 409A of the Code. The employment agreement currently contains the following terms, under which Mr. Reisch serves as the Chairman of our Board of Directors and our Chief Executive Officer and President.

Mr. Reisch’s employment agreement had an initial term to December 31, 2009. The agreement automatically extended for an additional one-year period through December 31, 2010, and shall be automatically renewed thereafter for one year periods at the end of each renewal term unless either party provides written notice to the contrary, subject to earlier termination of his employment by either Mr. Reisch or by us pursuant to the terms of the agreement. Mr. Reisch’s agreement provides for the payment of an annual base salary of not less than $850,000, subject to increase at the sole discretion of our Board which shall at least annually review Mr. Reisch’s base salary, plus an annual cash bonus opportunity between zero and 150% of annual base salary, plus an annual cash bonus opportunity between zero and 150% of annual base salary, with a current target bonus opportunity of $1,050,000 (of which no less than 67% is to be based on certain EBITDA targets being achieved). However, in light of the incentive opportunity under the 2010 LTIP, Mr. Reisch will not be eligible to earn an annual bonus opportunity in respect of fiscal year 2010.

The employment agreement provides for the Company’s payment of all premiums on a life insurance policy having a death benefit equal to $10.0 million that will be payable to such beneficiaries designated by Mr. Reisch. Mr. Reisch is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Reisch’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information. In addition, the agreement provides for a retirement benefit, described in the narrative following the Pension Benefits table below. The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described under “—Termination, Severance and Change of Control Arrangements—Employment Arrangements with Marc L. Reisch.”

Employment agreement with Timothy M. Larson. We entered into an employment agreement with Timothy M. Larson, effective as of January 7, 2008, on the following terms, under which he serves as the President and Chief Executive Officer of Jostens. Mr. Larson’s employment agreement has an initial term of five years and automatically extends for additional one-year periods at the end of the initial term and each renewal term, subject to earlier termination of his employment by either Mr. Larson or by us pursuant to the terms of the agreement. Mr. Larson’s agreement provides for the payment of an annual base salary of not less than $650,000, subject to increase after June 2009 at the sole discretion of our Board which shall at least annually review Mr. Larson’s base salary, plus an annual cash bonus opportunity between zero and 127% of annual base salary, with a target bonus of 85% of annual base salary (of which no less than 67% is to be based on certain EBITDA targets being achieved). Mr. Larson also receives executive health benefits, reimbursement for financial counseling services (including financial planning, tax preparation, estate planning, and tax and investment planning software) in an aggregate amount not to exceed $1,500 annually and a monthly car allowance of $1,800.

Mr. Larson is subject to noncompetition and nonsolicitation restrictions during the term of the employment agreement and for a period of two years following Mr. Larson’s termination of employment. The employment agreement also includes a provision relating to non-disclosure of confidential information.

The agreement allows for certain payments and benefits upon termination, death, disability and a change in control as described under “—Termination, Severance and Change of Control Arrangements—Employment Agreement with Timothy M. Larson”.

Change in control agreements. On May 10, 2007, Holdings and the Company entered into a change in control severance agreement with each of Paul Carousso, Senior Vice President, Chief Financial Officer, and Marie Hlavaty, Senior Vice President, Chief Legal Officer. The change in control agreements were effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the change in control agreements shall remain in effect for a period of two years following a change in control (as defined in the agreements) occurring during the term. The agreements allow for certain payments and benefits upon a change in control as described under “—Termination, Severance and Change of Control Arrangements—Arrangements with Paul B. Carousso and Marie D. Hlavaty.”

Outstanding Equity Awards at January 2, 2010

The following table presents information regarding unexercised stock options and unvested restricted stock, as well as units under the 2008 LTIP, as of January 2, 2010 (giving effect to vesting for fiscal year 2009) by each named executive officer.

Name	Option Awards					Stock Awards			Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity- based Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (5)	Equity- based Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Marc L. Reisch	880	—	—	$30.09	1/20/2014	—		$—	—	—
	127,466	—	—	$39.07	10/4/2014	—		$—	—	—
	—	—	—	$—		—		$—	10,000		(6)

Paul B. Carousso	9,365	—	—	$39.07	3/17/2015	—		$—	—	—
	—	—	—	$—		—		$—	2,000		(6)
	—	—	—	$—		600	(3)	$128,220	—	—

Marie D. Hlavaty	18,730	—	—	$39.07	3/17/2015	—		$—	—	—
	—	—	—	$—		—		$—	2,500		(6)
	—	—	—	$—		1,000	(3)	$213,700	—	—

Timothy M. Larson	2,552	—	—	$30.09	1/20/2014	—		$—	—	—
	16,649	—	—	$39.07	12/31/2015	—		$—	—	—
	—	—	—	$—		—		$—	6,500		(7)

(1)	Represents options that are vested and exercisable but not yet exercised.
(2)	There is no established public trading market for the Holdings Class A Common Stock and, therefore, the exercise prices listed in this column represent the fair market value of a share of the Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, based on an independent third party valuation, as of the grant date of the option (in each case the original option exercise price was adjusted in April 2006 in connection with the special dividend paid on Holdings Class A Common Stock).
(3)	The restricted stock vested on January 15, 2010.
(4)	There is no established public trading market for the Holdings Class A Common Stock. For purposes of this table, the market value of shares that were not vested as of January 2, 2010 is calculated based on the fair market value of Holdings Class A Common Stock of $213.70 per share as of January 2, 2010, as determined by the Compensation Committee of the Board of Directors under the 2004 Plan based on an independent third party valuation.
(5)	The amounts reported in this column represent the target award units granted in 2008 that underlie the 2008 LTIP.
(6)	The 2008 LTIP target unit award granted to the executive consisted of performance vesting units and no units will vest unless we achieve a minimum threshold trailing twelve months’ EBITDA target as of the last day of our fiscal quarter ended closest to June 30, 2010 (the “measurement date”) and with certain exceptions subject to the executive’s continued employment through such date. Depending on the performance level achieved at or above the minimum threshold, 50% (threshold), 100% (target) or 200% (maximum) of the target 2008 LTIP units will vest on the measurement date. Subject to these vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of 2008 LTIP units in which the executive vests based on the achievement of the performance targets. A description of the 2008 LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plans”.
(7)	The 2008 LTIP target unit award granted to Mr. Larson consisted of 1,950 time vesting units and 4,550 performance vesting units. None of the performance vesting units will vest unless Jostens achieves a minimum threshold trailing twelve months’ EBITDA target on the measurement date, and with certain exceptions subject to Mr. Larson’s continued employment through such date. Depending on the performance level achieved at or above the minimum threshold, 50% (threshold), 100% (target) or 200% (maximum) of the target 2008 LTIP performance vesting units will vest on the measurement date. The time vesting units will vest based on Mr. Larson’s continued employment through the measurement date. Subject to these vesting conditions, the award is settled in cash, in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of 2008 LTIP units in which the executive vests based on the achievement of the performance targets, in the case of performance vesting units, or the passage of time, in the case of time vesting units. A description of the 2008 LTIP unit award, including vesting in connection with a termination following a change in control, is included in “—Equity-based Incentive Plans”.

Option Exercises and Stock Vested in 2009

There were no stock options exercised or restricted stock awarded which vested during the 2009 fiscal year.

Pension Benefits in 2009

The following table presents the present value of accumulated pension benefits as of January 2, 2010.

Pension Benefits

Name	Jostens Pension Plan (1)			Jostens ERISA Excess Plan			Supplemental Executive Retirement Plan (SERP)			Reisch Contractual Retirement Benefit
	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)	Number of Years Credited Service (#)	Present Value of Accum- ulated Benefits ($) (2)	Payments During Last Fiscal Year ($)
Marc L. Reisch	5.2	$69,193	$—	5.2	$482,331	$—	5.2	$613,450	$—	N/A	$394,761	$—
Paul B. Carousso	5.2	$31,001	$—	5.2	$20,862	$—	5.2	$81,368	$—	N/A	N/A	N/A
Marie D. Hlavaty	5.2	$46,484	$—	5.2	$61,765	$—	5.2	$160,618	$—	N/A	N/A	N/A
Timothy M. Larson	15.3	$66,375	$—	15.3	$98,554	$—	6.0	$163,963	$—	N/A	N/A	N/A

N/A- Not applicable

(1)	Messrs. Reisch, Carousso, Larson and Ms. Hlavaty participate in Plan D (which was merged into Plan C on December 31, 2008).
(2)	The present value of accumulated benefits is determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements and is net of any benefit to be received under any other qualified or non-qualified retirement plans.

Jostens maintains a tax-qualified, non-contributory pension plan, Pension Plan D (“Plan D”), which provides benefits for certain salaried employees. Plan D was merged into Pension Plan C on December 31, 2008, but the benefit formula remained the same after the merger. Jostens also maintains an unfunded supplemental retirement plan (the “Jostens ERISA Excess Plan”). Benefits earned under the pension plan may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code. The Jostens ERISA Excess Plan pays the benefits that would have been provided from the pension plan but cannot because they exceed the level of benefits that may be paid from a tax-qualified plan under the Code.

For the pension plan and the Jostens ERISA Excess Plan:

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

•

The formula to determine retirement income benefits prior to January 1, 2006 (the grandfathered benefit), was based on a participant’s highest average annual cash compensation (W-2 earnings, excluding certain long term incentives and certain taxable allowances such as moving allowance) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect as of retirement. The grandfathered benefit formula is 0.85% of average annual salary up to Social Security covered compensation plus 1.50% of average annual salary in excess of Social Security covered compensation times years of benefit service (up to 35 maximum). Only those employees age 45 and over with more than 15 years of service as of December 31, 2005 are entitled to earn the grandfathered benefit formula for service after December 31, 2005. None of the named executive officers is eligible for the grandfathered benefit formula for service after December 31, 2005.

•

Effective January 1, 2006, the formula to determine an employee’s retirement income benefits for future service under the plan changed for employees under age 45 with less than 15 years of service as of December 31, 2005 (non-grandfathered participants). Benefits earned under the grandfathered benefit formula prior to January 1, 2006 are retained and only benefits earned for future years are calculated under the revised formula. The formula for benefits earned after January 1, 2006 for the non-grandfathered participants is based on 1% of a participant’s cash compensation (W-2 compensation) for each year or partial year of benefit service beginning January 1, 2006.

•	The methods of payment upon retirement include, but are not limited to, life annuity, 50%, 75% or 100% joint and survivor annuity and life annuity with ten year certain.

•

There is a cap on the maximum annual salary that can be used to calculate the benefit accrual allowable under the pension plan. Additional salary over the cap is used to calculate the accrued benefit under the Jostens ERISA Excess Plan. No more than $245,000 of salary could be recognized in 2009 under the pension plan and this limitation will increase periodically as established by the IRS.

We also maintain non-contributory unfunded supplemental retirement plans (“SERPs”) for certain named executive officers. Participants who retire after age 60 with at least seven calendar years of full-time employment service as an executive officer (as defined under the SERP) are eligible for a benefit equal to 1% of his/her base salary in effect at age 60, multiplied by the number of years in full-time employment as an executive officer, not to exceed 30 years. The result of the calculation is divided by 12 to arrive at a monthly benefit payment. Only service after age 30 and before age 60 is recognized under the SERP. If the employee’s employment is terminated for any reason other than death or total disability and after reaching age 55 and completing seven years of full-time employment service as an executive officer, but before reaching age 60, the employee shall be entitled to an early retirement benefit in equal monthly installments during his/her remaining lifetime, equal to 1% of the employee’s base salary in effect at termination, multiplied by the employee’s years of full-time employment service, not to exceed 30 years (the “Early Vested Retirement Benefit”). In the event of a change in control, a participant is deemed to have completed at least seven years of service as an executive officer. The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Under the terms of our employment agreement with Marc L. Reisch, he is entitled to a retirement benefit, which constitutes an annual lifetime retirement benefit commencing on the later of the date of his employment termination for any reason or the date he achieves age 60. The benefit vested as of December 31, 2009. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses (excluding any transaction, signing or other non-recurring special bonuses) payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less benefits paid under the other qualified or non-qualified retirement plans. Also, Mr. Reisch and his eligible dependents are eligible for certain post-termination welfare benefits which are equivalent to the then current programs offered to active salaried employees. Coverage ends after the earlier of age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

Nonqualified Deferred Compensation for 2009

None of the named executive officers receives any nonqualified deferred compensation.

Termination, Severance and Change of Control Arrangements

Employment Arrangements with Marc L. Reisch

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

Under the employment agreement between us and Mr. Reisch, Mr. Reisch is required to provide 60 days’ advance written notice of any termination of his employment by him for good reason. “Good reason” means:

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

Notwithstanding the foregoing, “good reason” will not be deemed to exist unless Mr. Reisch provides us with written notice setting forth the event or circumstances giving rise to the good reason and we fail to cure such event or circumstance within 30 days following the date of such notice.

If Mr. Reisch’s employment were terminated by us for cause or by Mr. Reisch without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for a previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. In addition, Mr. Reisch would receive the supplemental retirement benefit described in the narrative following the Pension Benefits table and the transfer of the life insurance policy described under “—Employment Agreements and Arrangements—Employment Arrangements with Marc L. Reisch” such that Mr. Reisch may assume the policy at his own expense. Also, Mr. Reisch would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination.

Termination by us without Cause or by Mr. Reisch for Good Reason. The employment agreement also provides that if Mr. Reisch is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Reisch without good reason:

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) annual bonus for the year of termination that he otherwise would have been entitled to receive had he remained employed, paid at such time such annual bonus would otherwise be payable, and (2) an amount equal to two times the sum of (a) Mr. Reisch’s then annual base salary plus (b) his target bonus for the year of termination, payable in equal monthly installments over the 24-month period following the date of termination; and

•

continued participation in welfare benefit plans (on the same terms in effect for active employees) until the earlier of two years after the date of termination or the date that Mr. Reisch becomes covered by a similar plan maintained by any subsequent employer, or cash in an amount that allows him to purchase equivalent coverage for the same period.

Disability or Death. In the event that Mr. Reisch’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Reisch (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Reisch without good reason, a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Reisch was employed) portion of the annual bonus, if any, Mr. Reisch would have been entitled to receive for the year of termination, payable within 15 days after the date of termination.

Supplemental Retirement Benefit. The vested supplemental retirement benefit granted to Mr. Reisch under the employment agreement is described in the narrative following the Pension Benefits table above.

Additional Post-Termination Medical Benefits. The post-termination medical benefits granted to Mr. Reisch under the employment agreement are described in the narrative following the Pension Benefits table above.

Gross-Up Payments for Excise Taxes. Under the terms of the employment agreement, if it is determined that any payment, benefit or distribution to or for the benefit of Mr. Reisch would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code by reason of being “contingent on a change in ownership or control” of his employer within the meaning of Section 280G of the Code, or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax, subject to certain notice and other requirements, then Mr. Reisch would be entitled to receive an additional payment or payments, or a “gross-up payment”. The gross-up payment would be equal to an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed relating to such taxes), Mr. Reisch would retain an amount equal to the excise tax (including any interest and penalties) imposed.

Stock Options. All of Mr. Reisch’s stock options were vested as of January 2, 2010 and therefore there would be no unvested options subject to acceleration in the event of a change in control of the Company.

Code Section 409A. Payments which Mr. Reisch may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Post-termination Payments. The information below is provided to disclose hypothetical payments to Marc L. Reisch under various termination scenarios, assuming, in each situation, that Mr. Reisch was terminated on January 2, 2010 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding and are based on the terms of Mr. Reisch’s employment agreement in effect as of January 2, 2010.

Post-Termination Payments

Marc L. Reisch

	Voluntary Termination Without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination With Good Reason or Involuntary Termination Without Cause ($)		Termination in Connection with a Change in Control ($) (9)		Disability ($)		Death ($)
Severance	$—	$3,900,000	(5)	$3,900,000	(5)	$—		$—
Annual Incentive	$—	$850,000	(6)	$850,000	(6)	$850,000	(6)	$850,000	(6)
Long-Term Incentive Award	$—	$—		$2,137,000	(10)	$—		$—
Stock Options	(3)	(7)		(11)		(11)		(11)
Incremental Pension Benefits (1)	$—	$—		$—		$—		$620,417	(12)
Continuation of Welfare Benefits	$—	$25,727	(8)	$25,727	(8)	$—		$—
Additional Post-Termination Medical Benefits (2)	$80,230	$80,230		$80,230		$80,230		$55,708
Insurance	(4)	(4)		(4)		(4)		(4)

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan, the SERP and the additional supplemental retirement benefit under the employment agreement with Mr. Reisch over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(2)	Represents the present value of the additional post-termination retiree medical benefits under Mr. Reisch’s employment agreement, determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements.
(3)	Vested options will terminate without payment.

(4)	Assumes the $10 million life insurance policy is transferred to Mr. Reisch, with future premiums to be paid by Mr. Reisch.
(5)	Payments due to Mr. Reisch in connection with a termination without cause or for good reason following a change in control equal two times the sum of Mr. Reisch’s annual base salary as of January 2, 2010 plus his target bonus for the year of termination, payable in 24 equal monthly installments.
(6)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(7)	Vested options will be subject to call by us, at our option, for payment at the excess of fair market value of a share of Holdings Class A Common Stock over the exercise price for each option.
(8)	The table reflects the 2010 monthly premium payable by us for medical, dental and vision benefits in which Mr. Reisch and his dependents participated at January 2, 2010, multiplied by 24 months.
(9)	Subject to certain notice and other requirements, Mr. Reisch would be entitled to an additional payment (a gross-up) in the event it shall be determined that any payment, benefit or distribution (or combination thereof) by us for his benefit (whether paid or payable or distributed or distributable pursuant to the terms of our employment agreement with Mr. Reisch, or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, restricted stock, or the lapse or termination of any restriction on the vesting or exercisability of any of the foregoing) would be subject to the excise tax imposed by Section 4999 of the Code by reason of being “contingent on a change in ownership or control” of us, within the meaning of Section 280G of the Code or any interest or penalties are incurred by Mr. Reisch with respect to the excise tax. The payment would be in an amount such that after payment by Mr. Reisch of all taxes (including any interest or penalties imposed with respect to those taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and the excise tax imposed upon the gross-up available to cause the imposition of such taxes to be avoided, Mr. Reisch retains an amount equal to the excise tax (including any interest and penalties) imposed. However, there may be certain statutory exemptions based on our being a privately held Company that would avoid the imposition of the excise tax.
(10)	Payable as a lump sum. Value calculated is based on $213.70 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 2, 2010 based on an independent third party valuation) multiplied by the number of target 2008 LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plans”.
(11)	Vested options will be subject to call by us, at our option, at the excess of fair market value of a share of Holdings Class A Common Stock over exercise price, or at the option of Mr. Reisch or his estate, subject to put to us at the same spread.
(12)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Employment Agreement with Timothy M. Larson

Termination by us for Cause or by Mr. Larson without Good Reason. Under the employment agreement between us and Mr. Larson, termination by us for “cause” may be based on any of the following:

•	Mr. Larson’s willful and continued failure to perform his material duties which continues beyond ten days after a written demand for substantial performance is delivered to Mr. Larson by us;

•	the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates;

•	the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or

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

•

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

•	a transfer of Mr. Larson’s primary workplace by more than 50 miles outside of Bloomington, Minnesota.

If Mr. Larson’s employment were terminated by us for cause or by Mr. Larson without good reason, he would be entitled to receive a lump sum payment, which includes the amount of any earned but unpaid base salary, earned but unpaid annual bonus for the previously completed fiscal year, and accrued and unpaid vacation pay as well as reimbursement for any unreimbursed business expenses, all as of the date of termination. Also, Mr. Larson would receive any employee benefits that he may be entitled to under the applicable welfare benefit plans, fringe benefit plans and qualified and nonqualified retirement plans then in effect upon termination of employment to the date of termination.

Termination by us without Cause or by Mr. Larson for Good Reason. If Mr. Larson is terminated by us without cause (which includes our nonrenewal of the agreement for any additional one-year period, as described above but excludes death or disability) or if he resigns for good reason, he will be entitled to receive, in addition to the amounts and benefits described above in connection with a termination by us for cause or by Mr. Larson without good reason:

•

(1) a lump sum payment equal to the prorated (based on the number of days in the applicable fiscal year in which Mr. Larson was employed) portion of the annual bonus, if any, Mr. Larson would have been entitled to receive for the year of termination had he remained employed, paid at such time such annual bonus would otherwise be payable (the “Pro-Rata Bonus”), and (2) subject to his continued compliance with the restrictive covenants and his execution of a release of claims, an amount equal to the sum of (a) 24 months’ base salary at the rate in effect immediately prior to the date of termination plus (b) two times his target bonus for the year of termination, payable in equal monthly installments over the 24-month period following the date of termination; and

•

continued participation in health and welfare benefit plans (on the same terms as in effect for active employees) until the earlier of 24 months after the date of termination or the date that Mr. Larson becomes eligible for comparable coverage by any subsequent employer.

Disability or Death. In the event that Mr. Larson’s employment is terminated due to his death or disability (defined in the employment agreement as being unable to perform his duties due to physical or mental incapacity for six consecutive months or nine months in any consecutive 18-month period), Mr. Larson (or his estate, as the case may be) will be entitled to receive, in addition to the amounts described above in connection with a termination by us for cause or by Mr. Larson without good reason, the Pro-Rata Bonus.

Stock Options. All of Mr. Larson’s stock options were vested as of January 2, 2010 and therefore there would be no unvested options subject to acceleration in the event of a change in control of the Company.

Code Section 409A. Payments which Mr. Larson may be entitled to under the employment agreement may be subject to deferral for a period of time under Section 409A of the Code, as may be necessary to prevent any acceleration or additional tax under Section 409A.

Post-termination Payments. The information below is provided to disclose hypothetical payments to Timothy M. Larson under various termination scenarios, assuming, in each situation, that Mr. Larson was terminated on January 2, 2010 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Timothy M. Larson

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)		Termination in Connection with a Change in Control ($)		Disability ($)		Death ($)
Severance	$—	$2,405,000	(4)	$2,405,000	(4)	$—		$—
Annual Incentive	$—	$750,000	(5)	$750,000	(5)	$750,000	(5)	$750,000	(5)
Long-term Incentive Award	$—	$—		$1,389,050	(7)	$—		$—
Stock Options	(3)	(6)		(8)		(8)		(8)
Incremental Pension Benefits (1)	$8,050	$8,050		$8,050		$840,956		$1,056,586	(9)
Continuation of Welfare Benefits (2)	$—	$25,727		$25,727		$—		$—

(1)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 14, Benefit Plans, to our consolidated financial statements).
(2)	The table reflects the 2010 monthly premium payable by us for medical, dental and vision benefits in which Mr. Larson and his dependents participated at January 2, 2010, multiplied by 24 months.
(3)	Vested options will terminate without payment.
(4)	Payments due to Mr. Larson in connection with a termination without cause or for good reason following a change in control equal the sum of 24 months’ base salary at the rate in effect immediately prior to January 2, 2010 plus two times Mr. Larson’s target bonus for the year of termination, payable in 24 equal monthly installments.
(5)	Payable as a lump sum in connection with a termination without cause or for good reason or in the case of death or disability.
(6)	Vested options will be subject to call by us, at our option, for payment at the excess of fair market value of a share of Holdings Class A Common Stock over the exercise price for each option.
(7)	Payable as a lump sum. Value calculated is based on $213.70 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 2, 2010 based on an independent third party valuation) multiplied by the number of target 2008 LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plans”.
(8)	Vested options will be subject to call by us, at our option, at the excess of fair market value of a share of Holdings Class A Common Stock over exercise price, or at the option of Mr. Larson or his estate, subject to put to us at the same spread.

(9)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Arrangements with Paul B. Carousso and Marie D. Hlavaty

Change in Control Severance Agreements. The change in control severance agreements between us and each of Paul B. Carousso, Senior Vice President, Chief Financial Officer, and Marie D. Hlavaty, Senior Vice President, Chief Legal Officer, provide for severance payments and benefits to the executive if, during the term of the agreement, his or her employment is terminated without cause or if the executive resigns with good reason within two years following a change in control. A “change in control” is defined as: (1) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (2) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; or (3) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case if and only if any such event listed in (1) through (3) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The change in control agreements were effective for an initial term extending to December 31, 2009 and automatic one-year renewal terms thereafter unless either we or the executive upon notice elects not to extend the agreement, provided that the agreements shall remain in effect for a period of two years following a change in control during the term.

“Cause” is defined as: the executive’s willful and continued failure to perform his or her material duties which continues beyond ten days after a written demand for substantial performance is delivered to the executive by us; the willful or intentional engaging in conduct that causes material and demonstrable injury, monetarily or otherwise, to us or KKR and DLJMBP III or their affiliates; the commission of a crime constituting a felony under the laws of the United States or any state thereof or a misdemeanor involving moral turpitude; or a material breach by the executive of the change in control agreement or any other agreement, including engaging in any action in breach of restrictive covenants which continues beyond ten days after a written demand to cure the breach is delivered by us to the executive (to the extent that, in our Board’s reasonable judgment, the breach can be cured).

“Good reason” means: a reduction in the executive’s base salary or annual incentive compensation (other than a general reduction in base salary that affects all members of our senior management in substantially the same proportion, provided that the executive’s base salary is not reduced by more than 10%); a substantial reduction or adverse change in the executive’s duties and responsibilities; a transfer of the executive’s primary workplace by more than fifty miles outside his or her current workplace; our failure to cause our successor to assume our obligations under the change in control severance agreement; or our failure, or our successor’s failure, to maintain the change in control agreement for a two-year period following a change in control.

The severance payments and benefits under the change in control agreements are in lieu of any other severance benefits except as required by law and include an amount equal to one times the sum of (1) the executive’s then current annual base salary and (2) the higher of (a) an amount equal to the executive’s annual cash bonus at target for the year of termination or (b) an amount equal to the average bonus rate paid to the executive for the two years prior to termination multiplied by the executive’s then current annual base salary, payable over the twelve months following the date of termination (subject to deferral for a period of time under Section 409A of the Internal Revenue Code, as amended, as may be necessary to prevent any accelerated or additional tax under Section 409A). In addition, the executive would be entitled to: a lump sum amount equal to his or her annual target bonus for the year of termination, provided if termination is prior to September 30th, the amount shall be pro-rated for the portion of the year the executive was employed, payable at the time payments are otherwise made under the bonus plan; continued coverage under our group health benefits for twelve months (or earlier if otherwise covered by subsequent employer comparable benefits), or if plans are terminated or coverage is not permissible under law, a cash stipend in an equivalent amount to what we would otherwise pay for such executive’s group health continuation; and any other vested and accrued benefits under plans in which he or she participates and unreimbursed business expenses prior to the date of termination. The severance payments and benefits to be paid under the terms of the change in control agreements are subject to the executive entering into a severance agreement, including a general waiver and release of claims against us and our affiliates, and the executive’s continued compliance with the restrictive covenants to which the executives are otherwise bound pursuant to other agreements in place with us.

Stock Options. All of Mr. Carousso’s and Ms. Hlavaty’s stock options were vested as of January 2, 2010 and therefore there would be no unvested options subject to acceleration in the event of a change in control of the Company.

Accelerated Vesting of Restricted Stock. Mr. Carousso and Ms. Hlavaty held 600 and 1,000 shares of restricted stock, respectively, that would vest upon a termination by us without cause, by the executive with good reason, upon a change in control (whether or not his or her employment is terminated) or upon disability or death. If one of the foregoing events had occurred on January 2, 2010, Mr. Carousso and Ms. Hlavaty would have become fully vested in the stock with a value based on the fair market value of a share of Class A Common Stock on such date of $213.70. Such shares of restricted stock vested in full on January 15, 2010.

Post-termination Payments—Paul Carousso. The information below is provided to disclose hypothetical payments to Paul Carousso under various termination scenarios, assuming, in each situation, that Mr. Carousso was terminated on January 2, 2010 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Paul B. Carousso

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$434,000	(6)	$—	$—
Annual Incentive	$—	$—	$154,000	(7)	$—	$—
Long-term Incentive Award	$—	$—	$427,400	(8)	$—	$—
Stock Options	(4)	(5)	(9)		(9)	(9)
Restricted Stock (1)	$—	$128,220	$128,220		$128,220	$128,220
Incremental Pension Benefits (2)	$—	$—	$—		$27,740	$452,508	(10)
Continuation of Health Benefits (3)	$—	$—	$13,218		$—	$—

(1)	Represents $213.70 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 2, 2010 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Mr. Carousso, subject to vesting.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).
(3)	The table reflects the 2010 monthly premium payable by us for group health benefits in which Mr. Carousso and his dependents participated at January 2, 2010, multiplied by 12 months less the then applicable employee contribution.

(4)	Vested options will terminate without payment.
(5)	Vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price for each option.
(6)	Payments due to Mr. Carousso in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Mr. Carousso’s annual base salary as of January 2, 2010 and (b) Mr. Carousso’s target bonus for the year of termination, payable over 12 months in equal installments in accordance with our normal payroll practices.
(7)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(8)	Payable as a lump sum. Value calculated is based on $213.70 per share multiplied by the number of target 2008 LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plans”.
(9)	Vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Mr. Carousso or his estate, subject to put to us at the same spread.
(10)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to his total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability (as defined in the SERP).

Post-termination Payments—Marie Hlavaty. The information below is provided to disclose hypothetical payments to Marie Hlavaty under various termination scenarios, assuming, in each situation, that Ms. Hlavaty was terminated on January 2, 2010 (and excluding any amounts accrued as of the date of termination). All amounts are stated in gross before taxes and withholding.

Post-Termination Benefits

Marie D. Hlavaty

	Voluntary Termination without Good Reason or Involuntary Termination for Cause ($)	Voluntary Termination with Good Reason or Involuntary Termination without Cause ($)	Termination in Connection with a Change in Control ($)		Disability ($)	Death ($)
Severance	$—	$—	$609,216	(6)	$—	$—
Annual Incentive	$—	$—	$209,000	(7)	$—	$—
Long-term Incentive Award	$—	$—	$534,250	(8)	$—	$—
Stock Options	(4)	(5)	(9)		(9)	(9)
Restricted Stock (1)	$—	$213,700	$213,700		$213,700	$213,700
Incremental Pension Benefits (2)	$—	$—	$—		$59,793	$491,133	(10)
Continuation of Health Benefits (3)	$—	$—	$4,035		$—	$—

(1)	Represents $213.70 per share (the fair market value of a share of Holdings Class A Common Stock, as determined by the Compensation Committee of the Board of Directors, as of January 2, 2010 based on an independent third party valuation) multiplied by the number of shares of restricted stock granted to Ms. Hlavaty, subject to vesting.
(2)	Represents the net increase in the actuarial present value of accumulated benefits under the pension plan, the Jostens Excess ERISA Plan and the SERP over the aggregate actuarial present value of accumulated benefits reported in the Pension Benefits table (determined using the assumptions disclosed in Note 15, Benefit Plans, to our consolidated financial statements).

(3)	The table reflects the 2010 monthly premium payable by us for group health benefits in which Ms. Hlavaty participated at January 2, 2010, multiplied by 12 months less the then applicable employee contribution.
(4)	Vested options will terminate without payment.
(5)	Vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over the exercise price for each option.
(6)	Payments due to Ms. Hlavaty in connection with a termination without cause or for good reason following a change in control equal the sum of (a) Ms. Hlavaty’s annual base salary as of January 2, 2010 and (b) an amount equal to the average bonus rate paid to Ms. Hlavaty for the two years prior to termination multiplied by Ms. Hlavaty’s annual base salary as of January 2, 2010, payable over 12 months in equal installments in accordance with our normal payroll practices.
(7)	Payable as a lump sum in connection with a termination without cause or for good reason following a change in control.
(8)	Payable as a lump sum. Value calculated is based on $213.70 per share multiplied by the number of target 2008 LTIP units. Assumes a termination without cause, for good reason or due to death or disability has occurred within twelve months following a change in control. For more information, refer to “—Equity-based Incentive Plans”.
(9)	Vested options will be subject to call by us, at our option, at the excess of fair market value of Holdings Class A Common Stock over exercise price, or at the option of Ms. Hlavaty or her estate, subject to put to us at the same spread.
(10)	The SERP provides a pre-retirement death benefit such that, if the employee dies prior to her total disability or termination of employment and before satisfying the age and service requirements, the employee’s beneficiary will receive a lump sum payment equal to twice the employee’s base salary in effect at the time of death or at the time of termination if there was a termination due to total disability.

Director Compensation

Other than George M.C. Fisher, our employee and non-employee directors are not eligible to receive any cash compensation for their service as our directors. Mr. Fisher’s services as a director are not incidental to his engagement by our Sponsors and he receives an annual fee of $50,000 in cash in consideration of his services. We reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with attendance at Board and Board committee meetings.

As of January 2, 2010, the Class A Common Stock options previously granted to our current directors were fully vested and exercisable. Such outstanding options are as follows with respect to the number of underlying shares of Class A Common Stock: each of Messrs. Navab and Olson—2,081 shares; and Messrs. Burgstahler, Pieper and Fisher—3,122 shares. The options expire following the tenth anniversary of the grant date and are generally subject to the other terms of the equity incentive program applicable to other participants, including certain restrictions on transfer and sale. These options were granted at a fair market value of $96.10401 per share (the exercise price was reduced in connection with the dividend paid by Holdings to its stockholders on April 4, 2006, to $39.07 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Class A Common Stock and our Class C Common Stock as of April 1, 2010 by (1) each person we believe owns beneficially more than five percent of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers and (4) all directors and current executive officers as a group.

Holder	Class A Voting Common Stock		Class C Voting Common Stock
	Shares (1)	Percent of Class	Shares (1)		Percent of Class
KKR and related funds (2)	2,664,356	44.7%	1	(3)	100.0%
DLJMBP III and related funds (4)	2,664,357	44.7%	—		—
David F. Burgstahler (4)(8)	2,667,479	44.7%	—		—
Alexander Navab (2)(8)	2,666,437	44.7%	1	(3)	100.0%
Tagar C. Olson (2)(8)	2,666,437	44.7%	1	(3)	100.0%
Charles P. Pieper (4)(8)	2,667,479	44.7%	—		—
George M.C. Fisher (2)(5)(6)(8)	6,244	*	—		—
Marc L. Reisch (7)(8)(9)	175,170	2.9%	—		—
Marie D. Hlavaty (7)(8)	25,520	*	—		—
Paul B. Carousso (7)(8)	12,803	*	—		—
Timothy M. Larson (7)(8)	22,323	*	—		—
Directors and executive officers (9 persons) as a group (2)(4)(5)(6)(7)(8)(9)	5,581,179	90.7%	1	(3)	100.0%

*	Indicates less than one percent.
(1)	The amounts and percentages of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.
(2)

Reflects 2,664,356 shares of Holdings’ Class A common stock and one share of Holdings’ Class C common stock owned by Fusion Acquisition LLC. KKR Millennium Fund L.P. is the managing member of Fusion Acquisition LLC. As the sole general partner of KKR Millennium Fund L.P., KKR Associates Millennium L.P. may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. As the sole general partner of KKR Associates Millennium L.P., KKR Millennium GP LLC also may be deemed to be the beneficial owner of such securities held by KKR Millennium Fund L.P. Each of KKR Fund Holdings L.P. (as the designated member of KKR Millennium GP LLC); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited) and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may also be deemed to be the beneficial owner of the securities held by KKR Millennium Fund L.P. As the designated members of KKR Management LLC, Henry R. Kravis and George R. Roberts may also be deemed to beneficially own the securities held by KKR Millennium Fund L.P. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP LLC by KKR Fund Holdings L.P. Each person, other than the record holder, disclaims beneficial ownership of the securities held by KKR Millennium Fund L.P. Mr. George M.C. Fisher is a director of Holdings and Visant and is a senior advisor of KKR. Messrs. Alexander Navab and Tagar C. Olson are directors of Holdings and Visant and are executives of KKR and/or its affiliates. Messrs. Fisher, Navab and Olson disclaim beneficial ownership of any shares beneficially owned by affiliates of KKR. The address of the above holders is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(3)	The contribution agreement entered into in connection with the Transactions provided that KKR receive one share of Holdings’ Class C Common Stock, which, together with its shares of Holdings’ Class A Common Stock, provides KKR with approximately 49.2% of Holdings’ voting interest.
(4)	Includes 2,664,357 shares held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., all of which are private equity funds that form part of CS’s Asset Management Division. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of the three “Offshore Partners” entities is c/o John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles. Mr. Charles P. Pieper is a director of Holdings and Visant and an employee of CS’s Asset Management Division, of which DLJMBP III is a part, and he does not have sole or shared voting or dispositive power over shares shown as held by DLJMBP III and related funds, and therefore, does not have beneficial ownership of such shares and disclaims beneficial ownership. The address for Mr. Pieper is 11 Madison Avenue, New York, NY 10010. Mr. Burgstahler was appointed by CS to serve as a director of Holdings and Visant. Mr. Burgstahler disclaims beneficial ownership of any of the shares beneficially owned by DLJMBP III and related funds. The address for Mr. Burgstahler is c/o Avista Capital Partners, 65 East 55th Street, 18th Floor, New York, NY 10022.
(5)	Includes 3,122 shares held by the JBW Irrevocable Trust over which Mr. Fisher exercises no investment or voting control. Mr. Fisher disclaims beneficial ownership of these shares. A family trust, of which Mr. Fisher’s wife serves as trustee, also has an indirect interest through a limited partnership that is an affiliate of Fusion, in less than one percent (1%) of the Class A common stock.
(6)	The address for Mr. George Fisher is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, New York 10019.
(7)	The address for Mr. Reisch, Mr. Carousso and Ms. Hlavaty is c/o Visant Holding Corp., 357 Main Street, Armonk, New York 10504. The address for Mr. Larson is c/o Jostens, Inc., 3601 Minnesota Drive, Suite 400 Minneapolis, MN 55435.
(8)	Includes shares underlying stock options, which are all currently exercisable.
(9)	Includes 46,824 shares held by the Reisch Family LLC, of which Mr. Reisch is a member.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans of Holdings as of January 2, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2004 Plan	289,277	$48.27	114,940
2003 Plan	10,013	$30.09	288,010
Equity compensation plans not approved by security holders	—	—	—

Total	299,290	$46.66	402,950

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We incurred advisory fees to the Sponsors of $3.4 million for each of the years ended January 2, 2010 and January 3, 2009 and $3.2 million for the year ended December 29, 2007. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. There were no services rendered or payments made in 2009. We paid approximately $0.5 million in 2008 for the services provided by KKR Capstone with no payments made in 2007. An affiliate of KKR Capstone has an ownership interest in Holdings.

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may avail ourselves of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors we purchase from under the CoreTrust group purchasing program, beginning in 2010 we are providing a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

We participate in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between us and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR and Tagar C. Olson, a member of our board of directors, is a director of First Data.

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

Review and Approval of Transactions with Related Parties

Under its responsibilities set forth in its charter, our Audit Committee reviews and approves all related party transactions, as required by applicable law, rules or regulations or under our material indebtedness agreements and otherwise to the extent it deems necessary or appropriate. The 2004 Stockholders Agreement also requires the consent of the stockholders party thereto to certain related party transactions.

Under our Code of Conduct, we require the disclosure by employees of situations or transactions that reasonably would be expected to give rise to a conflict of interest. Any such situation or transaction should be avoided unless specifically approved and appropriate controls provided for. The Code also provides that conflicts of interest may be waived for our directors, executive officers or other principal financial officers only by our Board of Directors or an appropriate committee of the Board.

Director Independence

We are not a listed issuer under the rules of the SEC. For purposes of disclosure under Item 407(a) of Regulation S-K, we use the definition of independence under the listing standards of the New York Stock Exchange. Under such definition, none of the members of our Board of Directors would be considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Deloitte & Touche LLP (“D&T”) has been engaged as our independent accountants since February 2005. During 2009, the aggregate audit fees billed to us by D&T were $1.5 million. During 2008, the aggregate audit fees billed to us by D&T were $1.2 million. In 2009, such fees were for the integrated audits, including Sarbanes-Oxley internal control requirements, of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements. In 2008, such fees were for the audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

During 2009 and 2008, the audit-related fees billed to us by D&T were $0.2 million and $1.0 million, respectively. During 2009, the fees primarily related to accounting services. During 2008, the fees primarily related to an acquisition, Sarbanes-Oxley internal control requirements and accounting services.

Tax Fees

During 2009 and 2008, the aggregate tax fees billed to us by D&T were $0.4 million and $0.7 million, respectively. These fees related to a variety of tax consulting services primarily related to acquisitions, certain tax planning and compliance matters.

All Other Fees

In 2009 and 2008, no fees were billed for products and services by D&T, other than as set forth above.

Audit Committee

The Audit Committee has the authority to appoint and retain, replace or terminate the independent auditor. The Audit Committee is directly responsible for the appointment, compensation, evaluation, retention and oversight of the work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting for the purpose of preparing or issuing an audit report or related work. The Audit Committee has established policies and procedures for the approval or pre-approval of all auditing services and permitted non-audit services (including, without limitation, accounting services related to merger and acquisition transactions and related financing activities) to be performed for the Company by its independent auditor. The Audit Committee, as permitted by its pre-approval policy, from time to time delegates the approval of certain permitted services or amounts to be incurred for such service to a member of the Audit Committee. The Audit Committee then reviews the delegate’s approval decisions periodically. The Audit Committee approved all audit, audit-related and tax services for the Company performed by D&T in 2009 and 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)	Financial Statements

(a)	Visant Holding Corp. and subsidiaries

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(iii)	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(v)	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(b)	Visant Corporation and subsidiaries

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Operations for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(iii)	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(v)	Consolidated Statements of Changes in Stockholder’s Equity for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

(c)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated by reference herein and filed as part of this report.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1(25)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, VHH Merger, Inc. and Von Hoffmann Holdings Inc.

2.2(11)	Agreement and Plan of Merger, dated as of July 21, 2004, among Fusion Acquisition LLC, AHC Merger, Inc. and AHC I Acquisition Corp.

2.3(12)	Contribution Agreement, dated as of July 21, 2004, between Visant Holding Corp. (f/k/a Jostens Holding Corp.) and Fusion Acquisition LLC.

2.4(2)	Amendment No. 1 to Contribution Agreement, dated as of September 30, 2004, between Visant Holding Corp. and Fusion Acquisition LLC.

2.5(21)	Stock Purchase Agreement, dated January 2, 2007, among Visant Corporation, Visant Holding Corporation and R.R. Donnelley & Sons Company.

2.6(24)	Agreement and Plan of Merger, dated as of February 11, 2008, by and among Visant Corporation, Coyote Holdco Acquisition Company LLC, Phoenix Color Corp., Louis LaSorsa, as stockholders’ representative and the stockholders signatory thereto.

3.1(2)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.)

3.2(18)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(18)	Certificate of Incorporation of Visant Secondary Holdings Corp. (f/k/a Jostens Secondary Holding Corp.).

3.5(18)	Certificate of Amendment of the Certificate of Incorporation of Visant Secondary Holdings Corp.

3.6(18)	By-Laws of Visant Secondary Holding Corp.

3.7(6)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.)

3.8(18)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.9(6)	By-Laws of Visant Corporation.

3.10(16)	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

3.11(17)	By-Laws of Jostens, Inc.

3.12(15)	Articles of Incorporation of The Lehigh Press, Inc.

3.13(15)	Amended and Restated By-Laws of The Lehigh Press, Inc.

3.14(8)	Certificate of Amendment of Amended and Restated and Certificate of Incorporation of AKI, Inc. (f/k/a Arcade Marketing, Inc.)

3.15(9)	By-Laws of AKI, Inc.

3.16(22)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Dixon Direct Corp. (f/k/a Dixon Acquisition Corp.)

3.17(22)	By-Laws of Dixon Direct Corp.

3.18(22)	Certificate of Amendment of Certificate of Incorporation and Certificate of Incorporation of Neff Holding Company.

Exhibit No.	Exhibit Description
3.19(22)	By-Laws of Neff Holding Company.

3.20(22)	Amended Articles of Incorporation of Neff Motivation, Inc.

3.21(22)	Amended Code of Regulations of Neff Motivation, Inc.

3.22(26)	Certificate of Incorporation of Jaguar Advanced Graphics Group Inc.

3.23(26)	By-Laws of Jaguar Advanced Graphics Group Inc.

3.24(26)	Certificate of Formation of Memory Book Acquisition Company LLC.

3.25(26)	Limited Liability Company Agreement of Memory Book Acquisition Company LLC.

3.26(26)	Certificate of Incorporation of PCC Express, Inc.

3.27(26)	By-Laws of PCC Express, Inc.

3.28(26)	Certificate of Incorporation of Phoenix Color Corp. (f/k/a Phoenix Merger Corp.)

3.29(26)	Amended and Restated By-Laws of Phoenix Color Corp.

3.30(26)	Articles of Organization of Phoenix (Md.) Realty, LLC.

3.31(26)	Operating Agreement of Phoenix (Md.) Realty, LLC.

3.32(26)	Articles of Incorporation of Visual Systems, Inc. (f/k/a Newberg Acquisition, Inc.)

3.33(26)	By-Laws of Visual Systems, Inc. (f/k/a Newbury Acquisition, Inc.)

3.34(32)	Articles of Amendment to the Articles of Incorporation and Articles of Incorporation of Rock Creek Athletics, Inc.

3.35(32)	By-Laws of Rock Creek Athletics, Inc.

4.1(4)	Indenture, dated December 2, 2003, between Visant Holding Corp. and The Bank of New York Mellon Trust Company, N.A. (f/k/a BNY Midwest Trust Company), as trustee.

4.2(4)	Registration Rights Agreement, dated November 25, 2003 among Visant Holding Corp., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.3(6)	Indenture, dated October 4, 2004 among Visant Corporation, the guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A. (f/k/a The Bank of New York), as trustee.

4.4(6)	Exchange and Registration Rights Agreement, dated October 4, 2004, among Visant Corporation, the guarantors parties thereto, Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

4.5(2)	Registration Rights Agreement, dated as of October 4, 2004, between Visant Holding Corp. and the Stockholders named therein.

4.6(20)	Indenture, dated April 4, 2006, between Visant Holding Corp. and U.S. Bank National Association, as trustee.

4.7(20)	Exchange and Registration Rights Agreement, dated April 4, 2006, among Visant Holding Corp., Lehman Brothers Inc. and Banc of America Securities LLC.

10.1(6)	Credit Agreement, dated as of October 4, 2004, among Visant Corporation, as Borrower, Jostens Canada Ltd., as Canadian Borrower, Visant Secondary Holdings Corp., as Guarantor, Credit Suisse First Boston, as Administrative Agent, Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, Credit Suisse First Boston, as Sole Lead Arranger and Sole Bookrunner, Deutsche Bank Securities Inc. and Banc of America Securities LLC, as Co-Arrangers and Co-Syndication Agents, and certain other lending institutions from time to time parties thereto.

Exhibit No.	Exhibit Description
10.2(6)	U.S. Guarantee, dated as of October 4, 2004, among Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.3(6)	Canadian Guarantee, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.4(6)	Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, each of the subsidiaries of Visant Corporation listed on Annex A thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.5(6)	Canadian Security Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.6(6)	Pledge Agreement, dated as of October 4, 2004, among Visant Corporation, Visant Secondary Holdings Corp., each of the subsidiaries of Visant Corporation listed on Schedule 1 thereto and Credit Suisse First Boston, as administrative agent for the lenders from time to time party to the Credit Agreement, dated as of October 4, 2004.

10.7(6)	Canadian Pledge Agreement, dated as of October 4, 2004, between Jostens Canada Ltd. and Credit Suisse First Boston Toronto Branch, as Canadian administrative agent for the lenders from time to time parties to the Credit Agreement, dated as of October 4, 2004.

10.8(6)	Trademark Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.9(6)	Patent Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation., the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.10(6)	Copyright Security Agreement, dated as of October 4, 2004, among Visant Secondary Holdings Corp., Visant Corporation, the subsidiaries of Visant Corporation listed on Schedule I thereto and Credit Suisse First Boston, as administrative agent.

10.11(13)	Stock Purchase and Stockholders’ Agreement, dated as of September 3, 2003, among Visant Holding Corp., Visant Corporation and the stockholders party thereto.

10.12(15)	Stock Purchase Agreement among Von Hoffmann Corporation, The Lehigh Press, Inc. and the shareholders of The Lehigh Press Inc., dated September 5, 2003.

10.13(14)	Jostens, Inc. Executive Severance Pay Plan-2003 Revision, effective February 26, 2003.*

10.14(7)	Management Stock Incentive Plan established by Jostens, Inc., dated as of May 10, 2000.*

10.15(1)	Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of January 6, 2005.*

10.16(30)	Amended and Restated Employment Agreement, dated as of December 19, 2008, between Visant Holding Corp. and Marc L. Reisch.*

10.17(2)	Management Stockholder’s Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

Exhibit No.	Exhibit Description
10.18(2)	Restricted Stock Award Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.19(2)	Sale Participation Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.20(2)	Stock Option Agreement, dated as of October 4, 2004, between Visant Holding Corp. and Marc Reisch.*

10.21(10)	Separation Agreement, dated as of July 14, 2004, among Visant Holding Corp., Jostens, Inc. and Robert C. Buhrmaster.*

10.22(5)	Amendment No. 1 and Agreement, dated as of December 21, 2004, to the Credit Agreement dated as of October 4, 2004, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the lending institutions from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent.

10.23(1)	Stockholders Agreement, dated as of October 4, 2004, among Visant Holding Corp. and the stockholders named therein.

10.24(2)	Transaction and Monitoring Agreement, dated as of October 4, 2004, between Visant Holding Corp., Kohlberg Kravis Roberts & Co. L.P. and DLJ Merchant Banking III, Inc.

10.25(18)	Second Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated as of March 14, 2005.*

10.26(18)	Form of Management Stockholder’s Agreement.*

10.27(18)	Form of Sale Participation Agreement.*

10.28(18)	Form of Visant Holding Corp. Stock Option Agreement.*

10.29(18)	Form of Jostens, Inc. Stock Option Agreement.*

10.30(19)	Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and its Subsidiaries, dated March 22, 2006.*

10.31(14)	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*

10.32(30)	Form of Amended and Restated Agreement entered into with respect to Executive Supplemental Retirement Plan.*

10.33(23)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Paul B. Carousso.*

10.34(23)	Change in Control Severance Agreement, dated May 10, 2007, by and among Visant Holding Corp., Visant Corporation and Marie D. Hlavaty.*

10.35(27)	Separation agreement dated January 7, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.36(27)	Amended and restated separation agreement dated March 20, 2008 by and among Visant Holding Corp., Visant Corporation and Jostens, Inc. and Michael L. Bailey.*

10.37(27)	Letter agreement dated October 2, 2006 among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.38(27)	Employment Agreement dated as of January 7, 2008 by and among Visant Corporation, Jostens, Inc. and Timothy Larson.*

10.39(27)	Letter Agreement dated March 20, 2008 among Visant Holding Corp., Visant Corporation and Michael Bailey.*

Exhibit No.	Exhibit Description
10.40(29)	Award Letter to Timothy M. Larson, dated as of April 1, 2008.*

10.41(29)	Form of Restricted Stock Award Agreement.*

10.42(28)	Form of 2008 Long-Term Incentive Award Letter.*

10.43(31)	Amendment No. 2 to Credit Agreement, dated as of May 28, 2009, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holdings Corp., the various subsidiary guarantors, Credit Suisse, as Administrative Agent, Credit Suisse, Toronto Branch, as Canadian Administrative Agent and the lending institutions parties thereto.

10.44(32)	Form of 2010 Long-Term Incentive Award Letter.*

10.45(32)	Form of 2010 Jostens, Inc. Long-Term Incentive Award Letter.*

10.46(32)	Amendment to the Jostens Holding Corp. 2003 Stock Incentive Plan.*

12.1(32)	Computation of Ratio of Earnings to Fixed Charges.

14.1(18)	Visant Holding Corp. and Visant Corporation and Subsidiaries Code of Business Conduct and Ethics.

21(32)	Subsidiaries of Visant Holding Corp.

31.1(32)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3(32)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1(32)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3(32)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4(32)	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment No. 2 to Form S-4/A (file no. 333-112055), filed on February 14, 2005.
(2)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-4/A (file no. 333-112055), filed on November 12, 2004.
(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.
(4)	Incorporated by reference to Visant Holding Corp.’s Form S-4 (file no. 333-112055), filed on January 21, 2004.
(5)	Incorporated by reference to Visant Corporation’s Form S-4/A (file no. 333-120386), filed on February 14, 2005.
(6)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(7)	Incorporated by reference to Jostens, Inc.’s Form S-4 (file no. 333-45006), filed on September 1, 2000.
(8)	Incorporated by reference to AKI, Inc.’s Form S-4/A (file no. 333-60989), filed on November 13, 1998.
(9)	Incorporated by reference to AKI, Inc.’s Form S-4 (file no. 333-60989), filed on August 7, 1998.
(10)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 16, 2004.
(11)	Incorporated by reference to AKI, Inc.’s Form 10-K, filed on September 1, 2004.
(12)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on August 17, 2004.
(13)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 28, 2004.
(14)	Incorporated by reference to Jostens, Inc.’s Form 10-K, filed on April 1, 2004.
(15)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q, filed on November 10, 2003.
(16)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on November 12, 2003.
(17)	Incorporated by reference to Jostens, Inc.’s Form 10-Q, filed on August 13, 1999.
(18)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.
(19)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 30, 2006.
(20)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on April 6, 2006.
(21)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on January 5, 2007.
(22)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-142678), filed on May 7, 2007.
(23)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on May 14, 2007.
(24)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on February 15, 2008.
(25)	Incorporated by reference to Von Hoffmann Holdings Inc.’s Form 10-Q/A, filed on August 12, 2004.
(26)	Incorporated by reference to Visant Corporation’s Form S-1 (file no. 333-151052), filed on May 20, 2008.
(27)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on March 26, 2008.
(28)	Incorporated by reference to Visant Holding Corp.’s Form 10-Q, filed on November 12, 2008.
(29)	Incorporated by reference to Visant Holding Corp.’s Post-Effective Amendment to Form S-1/A (file no. 333-142680), filed on May 20, 2008.
(30)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2009.
(31)	Incorporated by reference to Visant Holding Corp.’s Form 8-K, filed on June 1, 2009.
(32)	Filed herewith.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISANT HOLDING CORP. VISANT CORPORATION

Date: April 1, 2010	/s/ MARC L. REISCH
Marc L. Reisch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

	Signature	Title

Date: April 1, 2010	/s/ MARC L. REISCH Marc L. Reisch	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2010	/s/ PAUL B. CAROUSSO Paul B. Carousso	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 1, 2010	/s/ DAVID F. BURGSTAHLER David F. Burgstahler	Director

Date: April 1, 2010	/s/ GEORGE M.C. FISHER George M.C. Fisher	Director

Date: April 1, 2010	/s/ ALEXANDER NAVAB Alexander Navab	Director

Date: April 1, 2010	/s/ TAGAR C. OLSON Tagar C. Olson	Director

Date: April 1, 2010	Charles P. Pieper	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Holding Corp. and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Holding Corp. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Holding Corp.

Armonk, New York

We have audited the internal control over financial reporting of Visant Holding Corp. and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January, 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated April 1, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2010

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2009	2008	2007
Net sales	$1,255,325	$1,365,560	$1,270,210
Cost of products sold	588,783	675,801	623,046

Gross profit	666,542	689,759	647,164
Selling and administrative expenses	452,893	472,097	426,740
(Gain) loss on disposal of fixed assets	(1,405)	958	629
Special charges	14,486	14,433	2,922

Operating income	200,568	202,271	216,873
Interest income	(233)	(900)	(1,122)
Interest expense	113,591	126,151	145,126

Income before income taxes	87,210	77,020	72,869
Provision for income taxes	33,418	30,704	29,102

Income from continuing operations	53,792	46,316	43,767
Income from discontinued operations, net of tax	—	—	110,732

Net income	$53,792	$46,316	$154,499

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2009	2008
ASSETS
Cash and cash equivalents	$113,330	$118,273
Accounts receivable, net	113,274	138,919
Inventories, net	102,749	104,226
Salespersons overdrafts, net of allowance of $8,737 and $8,144, respectively	28,518	28,046
Income tax receivable	2,645	4,710
Prepaid expenses and other current assets	18,242	20,085
Deferred income taxes	14,521	14,923

Total current assets	393,279	429,182

Property, plant and equipment	441,985	422,138
Less accumulated depreciation	(231,153)	(200,376)

Property, plant and equipment, net	210,832	221,762
Goodwill	1,004,317	1,006,014
Intangibles, net	550,630	602,462
Deferred financing costs, net	20,053	25,108
Other assets	13,732	15,201
Prepaid pension costs	4,855	3,981

Total assets	$2,197,698	$2,303,710

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$196	$137,000
Accounts payable	48,017	54,529
Accrued employee compensation and related taxes	42,555	43,496
Commissions payable	21,956	22,870
Customer deposits	183,975	183,869
Income taxes payable	628	—
Current portion of long-term debt and capital leases	1,862	—
Interest payable	15,122	14,632
Other accrued liabilities	29,476	35,047

Total current liabilities	343,787	491,443

Long-term debt and capital leases—less current maturities	1,421,631	1,413,700
Deferred income taxes	150,352	161,323
Pension liabilities, net	55,755	57,462
Other noncurrent liabilities	40,870	40,192

Total liabilities	2,012,395	2,164,120

Mezzanine equity	9,147	9,823

Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,964,690 and 5,978,629 at January 2, 2010 and January 3, 2009, respectively
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at January 2, 2010 and January 3, 2009
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at January 2, 2010 and January 3, 2009	60	60
Additional paid-in-capital	173,568	175,579
Accumulated earnings (deficit)	33,813	(19,979)
Treasury stock	(4,138)	(336)
Accumulated other comprehensive loss	(27,147)	(25,557)

Total stockholders’ equity	176,156	129,767

Total liabilities, mezzanine equity and stockholders’ equity	$2,197,698	$2,303,710

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2009	2008	2007
Net income	$53,792	$46,316	$154,499
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(110,732)
Depreciation	43,999	44,320	37,385
Amortization of intangible assets	57,944	58,033	48,902
Amortization of debt discount, premium and deferred financing costs	7,848	29,120	37,610
Other amortization	602	665	669
Deferred income taxes	(5,243)	1,768	(21,491)
(Gain) loss on disposal of fixed assets	(1,405)	958	629
Stock-based compensation	1,277	8,054	1,040
Excess tax benefit from share based arrangements	(2,909)	(621)	—
Loss on asset impairments	6,036	2,680	—
Other	1,212	3,136	—
Changes in assets and liabilities:
Accounts receivable	26,348	12,765	14,548
Inventories	2,969	3,651	7,510
Salespersons overdrafts	(315)	492	(1,219)
Prepaid expenses and other current assets	3,574	(382)	1,151
Accounts payable and accrued expenses	(953)	(164)	(16,133)
Customer deposits	(956)	94	12,351
Commissions payable	(966)	(511)	1,184
Income taxes receivable	5,360	3,567	5,022
Interest payable	490	2,359	(954)
Other	(22,074)	(10,434)	(7,514)

Net cash provided by operating activities of continuing operations	176,630	205,866	164,457
Net cash used in operating activities of discontinued operations	—	—	(5,147)

Net cash provided by operating activities	176,630	205,866	159,310

Purchases of property, plant and equipment	(46,138)	(52,352)	(56,370)
Proceeds from sale of property and equipment	3,491	1,791	1,936
Acquisition of businesses, net of cash acquired	(869)	(221,600)	(58,328)
Additions to intangibles	(917)	(1,799)	(2,224)
Other investing activities, net	—	(341)	(461)

Net cash used in investing activities of continuing operations	(44,433)	(274,301)	(115,447)
Net cash provided by investing activities of discontinued operations	—	—	396,090

Net cash (used in) provided by investing activities	(44,433)	(274,301)	280,643

Net decrease in book overdrafts	—	(941)	—
Short-term (repayments) borrowings	(135,931)	136,286	714
Repurchase of common stock and payments for stock-based awards	(9,453)	(8,426)	(755)
Principal payments on long-term debt and capital lease obligations	(78)	—	(400,000)
Proceeds from issuance of long-term debt and capital leases	8,394	—	—
Excess tax benefit from share based arrangements	2,909	621	—
Debt financing costs	(2,784)	—	—

Net cash (used in) provided by financing activities	(136,943)	127,540	(400,041)

Effect of exchange rate changes on cash and cash equivalents	(197)	(542)	1,020

(Decrease) increase in cash and cash equivalents	(4,943)	58,563	40,932
Cash and cash equivalents, beginning of period	118,273	59,710	18,778

Cash and cash equivalents, end of period	$113,330	$118,273	$59,710

Supplemental information:
Interest paid	$105,087	$93,889	$107,820
Income taxes paid, net of refunds	$33,040	$24,026	$57,031

The accompanying notes are an integral part of the consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in- capital	Treasury Stock	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance—December 30, 2006	5,977	$60	$175,427	$—	$(222,993)	$1,117	$(46,389)

Net income					154,499		154,499
Cumulative effect of income tax accounting change					1,481		1,481
Cumulative translation adjustment						(206)	(206)
Repurchase of treasury stock	(1)			(238)			(238)
Minimum pension liability						108	108

Comprehensive income							155,644
Reclass to mezzanine equity			(51)				(51)
Recognition of funded status for defined benefit plans						32,387	32,387
Stock-based compensation expense			518				518

Balance—December 29, 2007	5,976	$60	$175,894	$(238)	$(67,013)	$33,406	$142,109

Net income					46,316		46,316
Cumulative translation adjustment						2,779	2,779
Repurchase of treasury stock	(4)			(1,080)			(1,080)
Reissuance of treasury stock for net share settlement of common stock	4		(1,496)	982			(514)
Tax benefit of stock-based compensation expense			621				621
Minimum pension liability, net						29	29
Pension and other postretirement benefit adjustments						(61,771)	(61,771)

Comprehensive income							(13,620)
Reclass to mezzanine equity			(56)				(56)
Recognition of measurement date change for defined benefit plans					718		718
Issuance of common stock	3						—
Stock-based compensation expense			616				616

Balance—January 3, 2009	5,979	$60	$175,579	$(336)	$(19,979)	$(25,557)	$129,767

Net income					53,792		53,792
Cumulative translation adjustment						1,078	1,078
Repurchase of treasury stock	(35)			(7,048)			(7,048)
Reissuance of treasury stock for net share settlement of common stock	15		(6,133)	3,246			(2,887)
Tax benefit of stock-based compensation expense			2,909				2,909
Pension and other postretirement benefit adjustments						(2,668)	(2,668)

Comprehensive income							45,176
Reclass to mezzanine equity			677				677
Issuance of common stock	6						—
Stock-based compensation expense			536				536

Balance—January 2, 2010	5,965	$60	$173,568	$(4,138)	$33,813	$(27,147)	$176,156

The accompanying notes are an integral part of the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the accompanying consolidated balance sheets of Visant Corporation and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Visant Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Visant Corporation

Armonk, New York

We have audited the internal control over financial reporting of Visant Corporation and subsidiaries (the “Company”) as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January, 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated April 1, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 1, 2010

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands	2009	2008	2007
Net sales	$1,255,325	$1,365,560	$1,270,210
Cost of products sold	588,783	675,801	623,046

Gross profit	666,542	689,759	647,164
Selling and administrative expenses	451,303	463,563	425,521
(Gain) loss on disposal of fixed assets	(1,405)	958	629
Special charges	14,486	14,433	2,922

Operating income	202,158	210,805	218,092
Interest income	(233)	(897)	(1,118)
Interest expense	55,522	70,007	91,303

Income before income taxes	146,869	141,695	127,907
Provision for income taxes	56,209	54,647	49,742

Income from continuing operations	90,660	87,048	78,165
Income from discontinued operations, net of tax	—	—	110,732

Net income	$90,660	$87,048	$188,897

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except number of shares	2009	2008
ASSETS
Cash and cash equivalents	$113,093	$117,601
Accounts receivable, net	113,274	138,919
Inventories, net	102,749	104,226
Salespersons overdrafts, net of allowance of $8,737 and $8,144, respectively	28,518	28,046
Prepaid expenses and other current assets	18,242	20,133
Deferred income taxes	14,521	14,923

Total current assets	390,397	423,848

Property, plant and equipment	441,985	422,138
Less accumulated depreciation	(231,153)	(200,376)

Property, plant and equipment, net	210,832	221,762
Goodwill	1,004,317	1,006,014
Intangibles, net	550,630	602,462
Deferred financing costs, net	12,484	15,605
Other assets	13,732	15,201
Prepaid pension costs	4,855	3,981

Total assets	$2,187,247	$2,288,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$196	$137,000
Accounts payable	48,017	54,529
Accrued employee compensation and related taxes	42,555	43,496
Commissions payable	21,956	22,870
Customer deposits	183,975	183,869
Income taxes payable	1,643	3,034
Interest payable	10,458	10,112
Current portion of long-term debt and capital leases	1,862	—
Other accrued liabilities	29,471	35,047

Total current liabilities	340,133	489,957

Long-term debt and capital leases—less current maturities	824,431	816,500
Deferred income taxes	188,035	198,018
Pension liabilities, net	55,755	57,462
Other noncurrent liabilities	39,091	39,635

Total liabilities	1,447,445	1,601,572

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at January 2, 2010 and January 3, 2009	—	—
Common stock $.01 par value; authorized 1,000 shares; issued and outstanding at January 2, 2010 and January 3, 2009	—	—
Additional paid-in-capital	570,180	606,749
Accumulated earnings	196,769	106,109
Accumulated other comprehensive loss	(27,147)	(25,557)

Total stockholder’s equity	739,802	687,301

Total liabilities and stockholder’s equity	$2,187,247	$2,288,873

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	2009	2008	2007
Net income	$90,660	$87,048	$188,897
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(110,732)
Depreciation	43,999	44,320	37,385
Amortization of intangible assets	57,944	58,033	48,902
Amortization of debt discount, premium and deferred financing costs	5,914	5,636	14,329
Other amortization	602	665	669
Deferred income taxes	(4,284)	10,191	(12,944)
(Gain) loss on disposal of fixed assets	(1,405)	958	629
Loss on asset impairments	6,036	2,680	—
Other	1,212	3,136	—
Changes in assets and liabilities:
Accounts receivable	26,348	12,765	14,548
Inventories	2,969	3,651	7,510
Salespersons overdrafts	(315)	492	(1,219)
Prepaid expenses and other current assets	3,574	(382)	1,151
Accounts payable and accrued expenses	(953)	(164)	(16,133)
Customer deposits	(956)	94	12,351
Commissions payable	(966)	(511)	1,184
Income taxes payable	(1,604)	2,596	3,902
Interest payable	346	331	(869)
Other	(22,031)	(10,358)	(7,070)

Net cash provided by operating activities of continuing operations	207,090	221,181	182,490
Net cash used in operating activities of discontinued operations	—	—	(5,147)

Net cash provided by operating activities	207,090	221,181	177,343

Purchases of property, plant and equipment	(46,138)	(52,352)	(56,370)
Proceeds from sale of property and equipment	3,491	1,791	1,936
Acquisition of businesses, net of cash acquired	(869)	(221,600)	(58,328)
Additions to intangibles	(917)	(1,799)	(2,224)
Other investing activities, net	—	(341)	(461)

Net cash used in investing activities of continuing operations	(44,433)	(274,301)	(115,447)
Net cash provided by investing activities of discontinued operations	—	—	396,090

Net cash (used in) provided by investing activities	(44,433)	(274,301)	280,643

Net decrease in book overdrafts	—	(941)	—
Short-term (repayments) borrowings	(135,931)	136,286	714
Principal payments on long-term debt and capital lease obligations	(78)	—	(400,000)
Proceeds from issuance of long-term debt and capital leases	8,394	—	—
Distribution to stockholder	(36,569)	(23,224)	(18,621)
Debt financing costs	(2,784)	—	—

Net cash (used in) provided by financing activities	(166,968)	112,121	(417,907)

Effect of exchange rate changes on cash and cash equivalents	(197)	(542)	1,020

(Decrease) increase in cash and cash equivalents	(4,508)	58,459	41,099
Cash and cash equivalents, beginning of period	117,601	59,142	18,043

Cash and cash equivalents, end of period	$113,093	$117,601	$59,142

Supplemental information:
Interest paid	$49,124	$62,264	$77,195
Income taxes paid, net of refunds	$33,040	$30,755	$57,031

The accompanying notes are an integral part of the consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common shares		Additional paid-in- capital	Accumulated (deficit) earnings	Accumulated other comprehensive income (loss)	Total
In thousands	Number	Amount
Balance—December 30, 2006	1	$—	$648,599	$(172,035)	$1,117	$477,681

Net income				188,897		188,897
Cumulative effect of income tax accounting change				1,481		1,481
Cumulative translation adjustment					(206)	(206)
Minimum pension liability					108	108

Comprehensive income						190,280
Recognition of funded status for defined benefit plans					32,387	32,387
Distribution to Visant Holding Corp.			(18,626)			(18,626)

Balance—December 29, 2007	1	$—	$629,973	$18,343	$33,406	$681,722

Net income				87,048		87,048
Cumulative translation adjustment					2,779	2,779
Minimum pension liability, net					29	29
Pension and other postretirement benefit adjustments					(61,771)	(61,771)

Comprehensive income						28,085
Recognition of measurement date change for defined benefit plans				718		718
Distribution to Visant Holding Corp.			(23,224)			(23,224)

Balance—January 3, 2009	1	$—	$606,749	$106,109	$(25,557)	$687,301

Net income				90,660		90,660
Cumulative translation adjustment					1,078	1,078
Pension and other postretirement benefit adjustments					(2,668)	(2,668)

Comprehensive income						89,070
Distribution to Visant Holding Corp.			(36,569)			(36,569)

Balance—January 2, 2010	1	$—	$570,180	$196,769	$(27,147)	$739,802

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

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $247.2 million as of January 2, 2010 and January 3, 2009, including interest thereon, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31st and as a result, a 53rd week is added approximately every sixth year. The Company’s 2009 fiscal year ended on January 2, 2010. Fiscal 2009 and 2007 each consisted of 52 weeks, and the Company’s 2008 fiscal year included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, evidenced by an agreement between the Company and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed or determinable. Revenue is recognized (1) when products are shipped (if shipped free on board “FOB” shipping point), (2) when products are delivered (if shipped FOB destination) or (3) as services are performed as determined by contractual agreement, but in all cases only when risk of loss has transferred to the customer and the Company has no further performance obligations.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $5.5 million for 2009, $6.3 million for 2008 and $7.1 million for 2007.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

Supplier Concentration

Jostens purchases substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany. Arcade’s products utilize specific grades of paper and foil laminates for which we rely on limited suppliers with whom we do not have written supply agreements in place.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion, if any, of a derivative’s change in fair value is recognized in earnings in the current period. The Company did not enter into such transactions for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

Stock-Based Compensation

The Company recognizes compensation expense related to all equity awards granted including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. For the years ended

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 2, 2010, January 3, 2009 and December 29, 2007, the Company recognized compensation expense related to stock options and the 2008 LTIP of approximately $1.3 million, $8.1 million and $1.0 million, respectively, which is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. Equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of January 2, 2010 and January 3, 2009, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost except when adjusted to fair value in applying purchase accounting in conjunction with an acquisition or merger or when recording an impairment. Maintenance and repairs are charged to operations as incurred. Major renewals and improvements are capitalized. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Buildings	7 to 40
Machinery and equipment	3 to 12
Capitalized software	2 to 5
Transportation equipment	4 to 10
Furniture and fixtures	3 to 7

Assets acquired under capital leases are depreciated using a straight-line method over the estimated useful life of the asset and is included in depreciation expense.

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

Goodwill and Other Intangible Assets

The Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of fiscal year 2009 and there were no indications of impairment.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets

An impairment loss on long-lived assets, including intangible assets with finite lives, are recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in the evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate used to evaluate potential investments. For fiscal year 2009, the Company recorded approximately $6.0 million mainly in connection with the closures of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facility and the Attleboro, Massachusetts facility. For fiscal year 2008, the company recorded a $1.1 million impairment loss related to the closure of the Pennsauken, New Jersey building and a $1.6 million impairment loss related to the closure of the Chattanooga, Tennessee building. Refer to Note 3, Restructuring Activity and Other Special Charges, for further details.

Customer Deposits

Amounts received from customers in the form of cash down payments to purchase goods and services are recorded as a liability until the goods or services are delivered.

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

Significant judgment is required in determining the Company’s income tax expense. Uncertain tax positions are evaluated under the more likely than not threshold for financial statement recognition and measurement for tax positions taken or expected to be taken in a tax return. The Company reviews its tax positions quarterly and adjusts its tax reserve balances as more information becomes available. See also Note 13, Income Taxes, for additional information on the provision for income taxes.

All interest and penalties on income tax assessments are recorded as income tax expense, and all interest income in connection with income tax refunds is recorded as a reduction of income tax expense.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year consistent with industry standards. For fiscal years ended 2009, 2008 and 2007, the provision for the total net warranty costs are $4.9 million, $4.7 million and $4.5 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs in the accompanying consolidated balance sheets were approximately $0.6 million as of January 2, 2010 and January 3, 2009.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The standard requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined. The Company adopted the standard as of the beginning of fiscal year 2008, with the exception of the application to non-recurring non-financial assets and non-financial liabilities. The Company adopted the standard for non-financial assets and non-financial liabilities as of the beginning of fiscal year 2009. The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis. The Company’s adoption of the standard for non-financial assets and non-financial liabilities did not have a material impact on its financial statements.

In December 2007 the FASB issued, and in April 2009 amended, a new business combinations standard, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. This standard was effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances for the first annual reporting period beginning after December 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In December 2007, the FASB issued new accounting standards governing the accounting for and reporting on noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things: that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than a step acquisition or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. This standard was effective as of the Company’s 2009 fiscal year. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In March 2008, the FASB issued an accounting standard to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The standard applies to all derivative instruments, as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this standard must provide more robust qualitative disclosures and expanded quantitative disclosures. The standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In April 2008, the FASB issued an accounting standard that amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard also requires expanded disclosures related to the determination of intangible asset useful lives. The standard was effective for fiscal years beginning after December 15, 2008. The Company adopted this standard as of the beginning of fiscal year 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In April 2009, the FASB issued an accounting standard that provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended July 4, 2009 and it did not have a material impact on its financial statements.

In May 2009, the FASB issued an accounting standard that establishes the principles for subsequent events that are evaluated for each interim and annual period. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under this standard, consistent with prior practice, an entity must recognize the effect of subsequent events on its financial condition that existed at the balance sheet date. Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. The Company adopted this standard as of the quarter ended July 4, 2009 and, accordingly, evaluated all subsequent events through the date of issuance of the Company’s financial statements, for potential recognition or disclosure in the Company’s consolidated financial statements. The Company’s adoption of this standard did not have a material impact on its financial statements.

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of GAAP such that the ASC became the single source of authoritative non-governmental US GAAP. The ASC did not change GAAP, but it did, however, change the applicable citations and naming conventions used when referencing generally accepted accounting principles. This standard was effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard for the quarter ended October 3, 2009 and it did not have a material impact on its financial statements.

In December 2008, the FASB issued an accounting standard that provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This standard was effective for fiscal years ending after December 15, 2009. The Company adopted this standard for the fiscal year 2009 and it did not have a material impact on its financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”) and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of the Company and affiliates of DLJMBP III held equity interests representing approximately 41.0% of the voting interest and 45.0% of the economic interest, with the remainder held by other co-investors and certain members of management. After giving effect to the issuance of equity to additional members of management, as of January 2, 2010, affiliates of KKR and DLJMBP III (the “Sponsors”) held approximately 49.1% and 41.1%, respectively, of the voting interests of the Company, while each continued to hold approximately 44.7% of the economic interests. As of January 2, 2010, the other co-investors held approximately 8.4% of the voting interests and 9.1% of the economic interests of the Company, and members of management held approximately 1.4% of the voting interests and approximately 1.5% of the economic interests of Holdings.

3.	Restructuring Activity and Other Special Charges

For the year ended January 2, 2010, the Company recorded $8.5 million of restructuring costs and $6.0 million of other special charges. Restructuring charges included $1.0 million of cost reduction initiatives and severance and related benefits in the Scholastic segment and $4.3 million of severance and related benefits for associated headcount reductions in connection with the closure of the Winston Salem, North Carolina Memory Book facility and certain other reductions in force in the Memory Book segment. Additionally, the Marketing and Publishing Services segment reported $3.2 million of costs related to facility consolidation activity and other reductions in force, which included $2.6 million of severance and related benefits for associated headcount reductions, and $0.6 million of other facility consolidation costs. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $4.1 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 92, 227 and 154 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Special charges of $14.4 million for the year ended January 3, 2009 included $7.6 million of restructuring costs and $6.8 million of other special charges. The Marketing and Publishing Services segment incurred $3.7 million of restructuring costs related to the closure of the Pennsauken, New Jersey facilities, $2.0 million of restructuring costs related to the consolidation of the Chattanooga, Tennessee facilities and $0.3 million of other severance and related benefits. The Scholastic segment incurred $0.7 million of severance and related benefits in connection with the restructuring of certain Jostens international operations, $0.4 million of severance and related benefits associated with other headcount reductions and less than $0.1 million of costs related to the closure of the Attleboro, Massachusetts facility. Our Memory Book segment incurred $0.5 million of severance and related benefits associated with headcount reductions. Other special charges included $3.1 million of non-cash write-offs in our Scholastic segment related to accumulated foreign currency translation balances and $0.3 million related to

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the impairment of certain asset balances associated with the closure of certain international operations. Also included were $3.3 million of charges in our Marketing and Publishing Services segment in connection with the closure of the Pennsauken, New Jersey and consolidation of the Chattanooga, Tennessee facilities which included $2.7 million for non-cash asset impairment charges. Additionally, Visant incurred $0.1 million of other severance and related benefits charges. Headcount reductions related to these activities totaled 330, 28 and 35 for the Marketing and Publishing Services, Scholastic and Memory Book segments, respectively.

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

Restructuring accruals of $3.2 million as of January 2, 2010 and $2.4 million as of January 3, 2009 are included in other accrued liabilities in the consolidated balance sheets. The accruals as of January 2, 2010 included amounts provided for severance and related benefits related to headcount reductions in Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through January 2, 2010, the Company incurred $18.4 million of employee severance costs related to the 2007, 2008 and 2009 initiatives, which affected 1,040 employees. To date, the Company has paid $15.2 million in cash related to these initiatives.

Changes in the restructuring accruals during fiscal 2009 were as follows:

In thousands	2009 Initiatives	2008 Initiatives	2007 Initiatives	Total
Balance at January 3, 2009	$—	$2,395	$33	$2,428
Restructuring charges	7,893	578	(26)	8,445
Severance paid	(4,790)	(2,911)	(7)	(7,708)

Balance at January 2, 2010	$3,103	$62	$—	$3,165

The Company expects the majority of the remaining balances to be paid during 2010.

4.	Acquisitions

On July 22, 2009, the Company acquired certain assets of Rennoc Corporation (“Rennoc”), a privately-held company located in Vineland, New Jersey. The purchase price of the assets acquired was approximately $2.3 million. Rennoc was a producer of letter jackets and sports apparel. The results of the acquired Rennoc assets are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which related solely to customer relationships, is $0.7 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

5.	Accumulated Other Comprehensive Income (Loss)

The following amounts were included in determining accumulated other comprehensive income (loss) for the years indicated:

In thousands	Foreign currency translation	Minimum pension liability	Pension and other postretirement benefit adjustments	Accumulated other comprehensive income (loss)
Balance at December 30, 2006	$1,254	$(137)	$—	$1,117
Fiscal 2007 period change	(206)	108	32,387	32,289

Balance at December 29, 2007	1,048	(29)	32,387	33,406
Fiscal 2008 period change	2,779	29	(61,771)	(58,963)

Balance at January 3, 2009	3,827	—	(29,384)	(25,557)
Fiscal 2009 period change	1,078	—	(2,668)	(1,590)

Balance at January 2, 2010	$4,905	$—	$(32,052)	$(27,147)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	2009	2008
Trade receivables	$125,870	$151,250
Allowance for doubtful accounts	(5,085)	(4,308)
Allowance for sales returns	(7,511)	(8,023)

Accounts receivable, net	$113,274	$138,919

Net inventories were comprised of the following:

In thousands	2009	2008
Raw materials and supplies	$36,091	$43,491
Work-in-process	35,456	33,990
Finished goods	31,202	26,745

Inventories, net	$102,749	$104,226

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $32.5 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its consolidated financial statements. The value of consigned inventory at January 2, 2010 and January 3, 2009 was $27.7 million and $22.2 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to this facility of $0.6 million for both 2009 and 2008 and $0.5 million for 2007. The obligations under the consignment agreement are guaranteed by Visant.

7.	Fair Value Measurements

The Company measures fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

The disclosure requirements around fair value establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis.

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. For 2009, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. The Company recorded impairment charges of approximately $6.0 million mainly in connection with the closures of the Winston-Salem, North Carolina facility, the Pennsauken, New Jersey facilities and the Attleboro, Massachusetts facility, of which $1.4 million was in connection with a building sold during the year. The fair value for the long-lived assets held and used was based on the present value of discounted cash flows based on the highest and best use as well as third party quotes obtained in the open market. The fair value for the long-lived assets held for sale and sold was based on quoted purchase agreements with third parties. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2009 on a nonrecurring basis.

In thousands		Fair Value Measurements Using			Total Loss
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
	January 2, 2010
Long-lived assets held and used	$3,285			$3,285	$4,219
Long-lived assets held for sale and sold	$1,200		$1,200		$1,817

In addition to the methods and assumptions the Company used to record the fair value of non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded as fair value on the balance sheet as of January 2, 2010. As of October 3, 2009, the fair value of the Holdings discount notes, Holdings senior notes and Visant senior subordinated notes was based on quoted market prices of these notes and the fair value of the Term Loan C facility was estimated based on quoted market prices of comparable instruments. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $255.5 million at January 2, 2010. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $361.4 million at January 2, 2010. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $503.1 million at January 2, 2010. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $310.2 million at January 2, 2010. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	Property, Plant and Equipment

Net property, plant and equipment, which include capital lease assets, consisted of the following:

In thousands	2009	2008
Land	$13,793	$13,310
Buildings	61,702	64,183
Machinery and equipment	296,936	290,288
Capitalized software	43,172	35,322
Transportation equipment	145	504
Furniture and fixtures	22,271	7,217
Construction in progress	3,966	11,314

Total property, plant and equipment	441,985	422,138
Less accumulated depreciation and amortization	(231,153)	(200,376)

Property, plant and equipment, net	$210,832	$221,762

Depreciation expense was $44.0 million for 2009, $44.3 million for 2008 and $37.4 million for 2007. Amortization related to capitalized software was included in depreciation expense and totaled $4.4 million for 2009, $3.1 million for 2008 and $2.7 million for 2007.

The Company recorded gross machinery and equipment under capital leases totaling $9.5 million and accumulated depreciation on assets under capital leases of $1.0 million as of January 2, 2010.

9.	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 3, 2009	$305,806	$391,407	$308,801	$1,006,014
Reduction in goodwill	—	—	(1,843)	(1,843)
Currency translation	—	146	—	146

Balance at January 2, 2010	$305,806	$391,553	$306,958	$1,004,317

Reduction in goodwill during 2009 related to the finalization of the Phoenix Color purchase price allocation that primarily related to a release of cash from escrow that reduced the purchase price.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Other Intangible Assets

Information regarding other intangible assets as of January 2, 2010 and January 3, 2009 is as follows:

		2009			2008
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(212,414)	$117,586	$330,000	$(179,540)	$150,460
Internally developed software	2 to 5 years	9,800	(9,800)	—	10,700	(10,700)	—
Patented/unpatented technology	3 years	20,211	(17,692)	2,519	20,029	(16,721)	3,308
Customer relationships	4 to 40 years	162,789	(33,808)	128,981	161,313	(22,415)	138,898
Restrictive covenants	3 to 10 years	81,009	(47,945)	33,064	91,241	(49,925)	41,316

		603,809	(321,659)	282,150	613,283	(279,301)	333,982
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$872,289	$(321,659)	$550,630	$881,763	$(279,301)	$602,462

Amortization expense related to other intangible assets was $57.9 million for 2009, $58.0 million for 2008 and $48.9 million for 2007. For 2009, approximately $14.7 million of fully amortized restrictive covenants and $0.9 million of internal software development were written off.

Based on the intangible assets in service as of January 2, 2010, estimated amortization expense for each of the five succeeding fiscal years is $55.3 million for 2010, $52.2 million for 2011, $49.3 million for 2012, $32.7 million for 2013 and $12.1 million for 2014.

The Company is required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. The impairment testing was completed as of the beginning of the fourth quarter of 2009, and there were no indications of impairment. At the end of 2009 and 2008 the value of goodwill and indefinite-lived intangible totaled approximately $1.3 billion for both periods.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	Debt

As of the end of 2009 and 2008, the Company’s debt obligations consisted of the following:

In thousands	2009	2008
Holdings:
Senior discount notes, 10.25% fixed rate with semi-annual interest payments of $12.7 million, principal due and payable at maturity—December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity—December 2013	350,000	350,000
Visant:
Borrowings under our senior secured credit facility:
Term Loan C, variable rate, 2.23% at January 2, 2010 and 2.45% at January 3, 2009, with semi-annual interest payments, principal due and payable at maturity—October 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity—October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings under our revolving credit facility	—	137,000
Borrowings related to equipment financing arrangements	1,069	—
Capital lease obligations	8,920	—

Total Debt	$1,423,689	$1,550,700

Maturities of the Company’s debt obligations as of the end of 2009 are as follows:

In thousands
Holdings:
2013	$597,200
Visant:
2010	2,058
2011	318,469
2012	502,022
2013	2,009
2014	1,931
Thereafter	—

Total debt	$1,423,689

Holdings Senior Discount Notes and Senior Notes

On December 2, 2003, the Company issued $247.2 million in principal amount at maturity of 10.25% senior discount notes (the “Holdings discount notes”) due December 2013 for gross proceeds of $150.0 million.

The Holdings discount notes are not collateralized, are subordinate in right of payment to all debt and other liabilities of the Company’s subsidiaries, including its senior secured credit facilities and the Visant senior subordinated notes, and are not guaranteed. Cash interest began accruing on the Holdings discount notes in December 2008 and thereafter, cash interest on the Holdings discount notes accrues at a rate of 10.25% per

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

annum and became payable semiannually in arrears commencing June 1, 2009. Prior to December 2008, interest accreted on the Holdings discount notes in the form of an increase in the principal amount of the notes. The Holdings discount notes were issued with an initial accreted value of $150.0 million, resulting in an original issuance discount of $97.2 million. The Holdings discount notes will mature on December 1, 2013. The Holdings discount notes may be redeemed at the option of Holdings on or after December 1, 2008 at prices ranging from 105.125% of principal to 100% in 2011 and thereafter.

The discount accretion has been amortized to interest expense through 2008 and during 2008 and 2007, the amount of interest expense related to the discount accretion was $21.6 million and $21.5 million, respectively. As discussed in Note 13, Income Taxes, interest on the Holdings discount notes is not deductible for income tax purposes until it is paid. In addition, transaction fees and related costs of $5.7 million associated with the Holdings discount notes were capitalized and are being amortized as interest expense through December 1, 2013.

At the end of the first quarter of 2006, Holdings issued $350.0 million of 8.75% Senior Notes (the “Holdings senior notes”) due 2013, with settlement on April 4, 2006. As a result, on April 4, 2006, the Company received proceeds net of $9.3 million of deferred financing costs. All net proceeds from the offering were used to fund a dividend to stockholders of Holdings, which was paid on April 4, 2006. The Holdings senior notes are unsecured and are not guaranteed by any of the Company’s subsidiaries and are subordinate in right of payment to all of Holdings’ existing and future secured indebtedness and indebtedness of its subsidiaries, and senior in right of payment to all of Holdings’ existing and future subordinated indebtedness. Cash interest on the Holdings senior notes accrues and is payable semi-annually in arrears on June 1 and December 1, commencing June 1, 2006, at a rate of 8.75%. The senior notes became redeemable at the option of Holdings on December 1, 2008, in whole or in part, in cash at prices ranging from 106.563% of principal in 2008 to 100.0% of principal in 2011 and thereafter.

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

Senior Secured Credit Facility

On October 4, 2004, in connection with the Transactions, Visant entered into a Credit Agreement among Visant, as Borrower, Jostens, Ltd., as Canadian borrower, Visant Secondary Holdings Corp., as Guarantor, the lenders from time to time parties thereto, Credit Suisse First Boston, as Administrative Agent, and Credit Suisse First Boston Toronto Branch, as Canadian Administrative Agent, providing for senior secured credit facilities in an aggregate amount of $1,270.0 million, originally consisting of $150.0 million of a Term Loan A facility, an $870.0 million Term B loan facility and $250.0 million revolving credit facilities. Visant’s senior secured credit facilities allow the Company, subject to certain conditions, to incur additional term loans under the Term Loan C facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million. Additionally, restrictions under the Visant senior subordinated note indenture would limit Visant’s ability to borrow the full amount of additional term loan borrowings under such a facility. Any additional term loans will have the same security and guarantees as the Term Loan A and Term Loan C facilities.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On December 21, 2004, Visant entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated as of October 4, 2004 (as amended by the First Amendment, the “Credit Agreement”). The First Amendment provided for an $870 million Term Loan C facility, the proceeds of which were used to repay in full the outstanding borrowings under the Term B loan facility. Visant effectively reduced the interest rate on its borrowings by 25 basis points by refinancing the Term B facility with a new Term C facility and did not incur any additional borrowings under the First Amendment.

During 2007, the Company voluntarily prepaid $400.0 million of term loans under its senior secured credit facilities, including all originally scheduled principal payments due under its Term Loans A facility and Term Loan C facility for 2006 through mid-2011. With these pre-payments, the outstanding balance under the Term Loan C facility was reduced to $316.5 million. Amounts borrowed under the term loan facilities that are repaid or prepaid may not be reborrowed.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Borrowings under the senior secured credit facilities bear interest as follows:

•

Revolving credit facilities: at our option (except in the case of swingline loans, which in all cases will bear interest at the alternate base rate plus 3.00% per annum), at either adjusted LIBOR (with a minimum adjusted LIBOR of 2.00% per annum) plus 4.00% per annum or the alternate base rate plus 3.00% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 4.00% or the Canadian prime rate plus 3.00% per annum); and

•

Term Loan C facility: at our option, at either adjusted LIBOR plus 2.25% per annum or the alternate base rate plus 1.25% per annum, such applicable margins to be subject to reduction if we attain certain leverage ratios. Borrowings under the Term Loan C facility currently bear interest, at our option, at LIBOR plus 2.00% per annum or the alternate base rate plus 1.00% per annum, subject to adjustment based on the pricing grid.

The transaction fees and released costs of $2.7 million associated with the amendment were capitalized and are being amortized as interest expense through 2011.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Term Loan C facility amortizes on a semi-annual basis commencing on July 1, 2005 and matures on October 4, 2011 with amortization prior to the maturity date to be at nominal percentages. In addition, transaction fees and related costs of $38.1 million associated with the senior secured credit facilities were capitalized and are being amortized as interest expense over the lives of the facilities.

The annualized weighted average interest rates on short term borrowings under the revolving credit facilities were 2.3%, 4.5% and 8.1% for the fiscal years ending January 2, 2010, January 3, 2009 and December 29, 2007 respectively.

Visant Senior Subordinated Notes

On October 4, 2004, in connection with the Transactions, Visant issued $500 million in principal amount of 7.625% senior subordinated notes (the “Visant notes”) due October 2012.

The Visant notes are not collateralized, are subordinate in right of payment to all existing and future senior indebtedness of Visant and its subsidiaries and are guaranteed by all restricted subsidiaries that are domestic subsidiaries and guarantee the senior secured credit facilities. Cash interest on the Visant notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2005, at a rate of 7.625%. The Visant notes became redeemable at the option of Visant on or after October 1, 2008 at prices ranging from 103.813% of principal to 100% of principal in 2010 and thereafter. In addition, transaction fees and related costs of $22.8 million associated with the Visant notes were capitalized and are being amortized as interest expense through October 1, 2012.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of January 2, 2010, the Company had $1.1 million outstanding related to equipment financing arrangements and $8.9 million in capital lease obligations.

As of January 2, 2010, there was $13.3 million outstanding in the form of letters of credit, leaving $86.7 million available under the $100.0 million revolving credit facilities.

As of January 2, 2010, the Company was in compliance with all covenants under its material debt obligations.

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company did not enter into any such transactions for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.

12.	Commitments and Contingencies

Leases

Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense for continuing operations was $7.5 million for 2009, $7.8 million for 2008 and $7.3 million for 2007. Future minimum lease payments under the leases are as follows:

In thousands	Operating Leases	Capital Leases
2010	$5,790	$2,197
2011	5,243	2,194
2012	4,619	2,130
2013	2,434	1,994
2014	1,304	1,825
Thereafter	3,248	—

Total minimum lease payments	$22,638	$10,340

Less interest expense		(1,420)

Capital lease obligations		$8,920

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. In fiscal year 2009, the Company entered into purchase commitment contracts totaling $18.6 million with delivery dates occurring through 2010. The forward purchase contracts are considered normal purchases and therefore not subject to the requirements of derivative accounting. As of the end of 2009, the fair market value of open precious metal forward contracts was $18.4 million based on quoted future prices for each contract.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Environmental

Our operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters, and from time to time we may be involved in remedial and compliance efforts.

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

Our Jostens subsidiary is a party to litigations pending in the Western District of Oklahoma, the District Court, Tulsa County, and the District Court, Oklahoma County, Oklahoma and in the 15th Judicial District Court, Parish of Lafayette, Louisiana with Herff Jones related to the engagement by Jostens (or its independent sales representatives) of certain independent sales representatives from such competitor and a litigation pending in Oklahoma against an associate of one of Jostens’ independent sales representatives and Jostens by one of its former sales representatives (the “Former Sales Representative”) on similar matters. In addition to the matters pending against Jostens (and certain of its independent sales representatives or their associates), Jostens also has pending certain claims and counterclaims against Herff Jones and the Former Sales Representative relating to similar matters. Certain of the litigations are scheduled to proceed to trial later in 2010. Continued discovery is

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

pending and the cost of the defense and pursuit of its claims during 2009 was significant and is expected to be significant in 2010 as the parties move to trial on certain of the matters. Jostens intends to continue to contest vigorously any and all claims against it in each of the matters and to pursue any relief available to it and has recorded no accrual for potential liability pending further discovery and motion for summary judgment.

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

Holdings

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Holdings consist of:

In thousands	2009	2008	2007
Domestic	$80,959	$70,234	$66,511
Foreign	6,251	6,786	6,358

Income before income taxes	$87,210	$77,020	$72,869

Federal	$31,989	$21,677	$39,621
State	9,874	8,679	8,822
Foreign	1,203	1,491	2,059

Total current income taxes	43,066	31,847	50,502
Deferred	(9,648)	(1,143)	(21,400)

Provision for income taxes	$33,418	$30,704	$29,102

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2009		2008		2007
Federal tax at statutory rate	$30,524	35.0%	$26,957	35.0%	$25,504	35.0%
State tax, net of federal tax benefit	5,536	6.3%	3,709	4.8%	3,497	4.8%
State deferred tax rate change, net of federal benefit	366	0.4%	1,268	1.6%	1,198	1.6%
Foreign tax credits generated, net	(2,205)	(2.5%)	(1,331)	(1.7%)	(1,996)	(2.7%)
Foreign earnings repatriation, net	2,947	3.4%	2,260	2.9%	1,926	2.6%
Domestic manufacturing deduction	(1,619)	(1.9%)	(1,254)	(1.6%)	(2,667)	(3.7%)
(Decrease) increase in deferred tax valuation allowance	(380)	(0.4%)	(102)	(0.1%)	1,432	2.0%
Other differences, net	(1,751)	(2.0%)	(803)	(1.0%)	208	0.3%

Provision for income taxes	$33,418	38.3%	$30,704	39.9%	$29,102	39.9%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2009	2008
Tax depreciation in excess of book	$(25,273)	$(18,850)
Basis difference on property, plant and equipment	(4,810)	(5,914)
Capitalized software development costs	(3,782)	(3,268)
Pension benefits	(6,362)	(5,163)
Basis difference on intangible assets	(201,321)	(218,795)
Other	(4,266)	(4,357)

Deferred tax liabilities	(245,814)	(256,347)

Reserves for accounts receivable and salespersons overdrafts	8,209	8,177
Reserves for employee benefits	18,869	19,428
Other reserves not recognized for tax purposes	5,888	5,371
Foreign tax credit carryforwards	14,351	14,731
Net operating loss and state tax credit carryforwards	11,612	12,820
Basis difference on pension liabilities	16,687	16,607
Amortization of original issue discount	36,370	35,913
Other	12,348	11,631

Deferred tax assets	124,334	124,678
Valuation allowance	(14,351)	(14,731)

Deferred tax assets, net	109,983	109,947

Net deferred tax liability	$(135,831)	$(146,400)

Visant

The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes from continuing operations of Visant consist of:

In thousands	2009	2008	2007
Domestic	$140,618	$134,909	$121,549
Foreign	6,251	6,786	6,358

Income before income taxes	$146,869	$141,695	$127,907

Federal	$51,651	$36,102	$50,761
State	12,044	9,774	9,775
Foreign	1,203	1,491	2,059

Total current income taxes	64,898	47,367	62,595
Deferred	(8,689)	7,280	(12,853)

Provision for income taxes	$56,209	$54,647	$49,742

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation between the provision for income taxes computed at the U.S. federal statutory rate and income taxes from continuing operations for financial reporting purposes is as follows:

In thousands	2009		2008		2007
Federal tax at statutory rate	$51,404	35.0%	$49,593	35.0%	$44,767	35.0%
State tax, net of federal tax benefit	6,980	4.7%	4,970	3.5%	4,537	3.5%
State deferred tax rate change, net of federal benefit	833	0.6%	1,314	0.9%	1,535	1.2%
Foreign tax credits generated, net	(2,205)	(1.5%)	(1,331)	(0.9%)	(1,996)	(1.5%)
Foreign earnings repatriation, net	2,947	2.0%	2,260	1.6%	1,926	1.5%
Domestic manufacturing deduction	(1,619)	(1.1%)	(1,254)	(0.9%)	(2,667)	(2.1%)
(Decrease) increase in deferred tax valuation allowance	(380)	(0.2%)	(102)	(0.1%)	1,432	1.1%
Other differences, net	(1,751)	(1.2%)	(803)	(0.5%)	208	0.2%

Provision for income taxes	$56,209	38.3%	$54,647	38.6%	$49,742	38.9%

The tax effect of temporary differences which give rise to deferred tax assets and liabilities from continuing operations are:

In thousands	2009	2008
Tax depreciation in excess of book	$(25,273)	$(18,850)
Basis difference on property, plant and equipment	(4,810)	(5,914)
Capitalized software development costs	(3,782)	(3,268)
Pension benefits	(6,362)	(5,163)
Basis difference on intangible assets	(201,321)	(218,795)
Other	(4,266)	(4,326)

Deferred tax liabilities	(245,814)	(256,316)

Reserves for accounts receivable and salespersons overdrafts	8,209	8,177
Reserves for employee benefits	18,869	19,428
Other reserves not recognized for tax purposes	5,888	5,371
Foreign tax credit carryforwards	14,351	14,731
Net operating loss and state tax credit carryforwards	11,612	12,820
Basis difference on pension liabilities	16,687	16,607
Other	11,035	10,818

Deferred tax assets	86,651	87,952
Valuation allowance	(14,351)	(14,731)

Deferred tax assets, net	72,300	73,221

Net deferred tax liability	$(173,514)	$(183,095)

Effective at the beginning of 2007, the FASB issued an accounting standard that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The standard requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions. In connection with the adoption of this standard, the Company made a change in accounting policy for the classification of interest income on tax refunds. Under the previous policy, the Company recorded interest income on tax refunds as interest income. Under the new policy, any interest income in connection with income tax refunds is recorded as a reduction of income tax expense. In addition, since the adoption of this standard, all interest and penalties on income tax assessments have been recorded as income tax expense.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Included in the results of operations for 2009 was $4.5 million of net gross tax accruals, $0.5 million of net gross interest and penalty accruals, and $4.4 million of net deferred tax credits for unrecognized tax benefits. At January 2, 2010, the Company’s gross unrecognized tax benefit liability consisted of $20.3 million including interest and penalty accruals of $2.7 million. Substantially all of the liability was included in noncurrent liabilities except for $0.2 million which was included in income taxes payable. The Company’s net unrecognized tax benefits that, if recognized, would affect the effective tax rate were $9.6 million including net interest and penalty accruals of $2.5 million at January 2, 2010.

Included in the results of operations for 2008 was $3.2 million of net gross tax accruals, $0.2 million of net gross interest and penalty accruals, and $3.3 million of net deferred tax credits for unrecognized tax benefits. At January 3, 2009, the Company’s gross unrecognized tax benefit liability was included in noncurrent liabilities and totaled $16.0 million including interest and penalty accruals of $2.3 million.

The unrecognized tax benefit liability at December 31, 2006, the date of the Company’s adoption of the new accounting standard, was $12.4 million including $1.9 million of gross interest and penalty accruals. In connection with the adoption, the Company recorded a $1.4 million increase to beginning retained earnings and a $2.3 million decrease to goodwill, with a corresponding reduction of $3.7 million in the existing reserve balance for uncertain tax positions. These adjustments were required to adjust from the Company’s previous method of accounting for income tax loss contingencies to the method prescribed under the new standard. The adjustment to goodwill related to a pre-acquisition tax uncertainty in connection with the Jostens merger transaction in July 2003. During 2007, the Company reduced its unrecognized tax benefit liability by $5.5 million because a tax position from 2003 was no longer subject to examination by taxing authorities. Approximately $4.3 million of the decrease reduced goodwill because the tax position related to a pre-acquisition contingency in connection with the Jostens merger transaction in July 2003. Included in the results of operations for 2007 was $0.4 million of net gross tax accruals, $0.1 million of net gross interest and penalty reductions, and $0.2 million of net deferred tax credits.

The reconciliation of the total gross amount recorded for unrecognized tax benefits for Holdings and Visant is as follows:

In thousands	2009	2008	2007
Balance at beginning of period	$13,659	$7,084	$10,520
Gross increases—tax positions in prior periods	230	3,622	—
Gross decreases—tax position in prior periods	(321)	(140)	(391)
Gross increases—current period tax positions	4,807	3,168	1,635
Settlements—(payments) refunds	(85)	203	(199)
Lapse of statute of limitations	(645)	(278)	(4,481)

Balance at end of period	$17,645	$13,659	$7,084

The Company’s income tax filings for 2005 to 2008 are subject to examination in the U.S federal tax jurisdiction. During 2009 the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. During 2008 the IRS concluded its examination of two pre-acquisition tax filings for one of the Company’s subsidiaries for 2004, resulting in only minor adjustments. The Company is also subject to examination in state and foreign tax jurisdictions for the 2004 to 2008 periods, none of which was individually

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

material. During 2009 the Company filed a notice of objection with the Canadian Revenue Agency (“CRA”) in connection with the CRA’s reassessment of tax years 1996 and 1997 for issues related to transfer pricing. The Company was notified in February 2010 that the CRA withdrew its original assessment for both tax periods and will refund approximately $0.7 million of tax and interest previously paid by the Company. The effect of the CRA’s decision will be recorded in the Company’s results of operations during its first fiscal quarter of 2010. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due primarily to the potential for resolution of the Company’s current U.S. federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $9.0 million.

In May 2009 and February 2010, President Obama’s administration proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe that there will be a material adverse tax effect because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

As described in Note 4, Acquisitions, the Company through a merger acquired the common stock of Phoenix Color on April 1, 2008. In connection with the acquisition, the Company recorded net deferred tax liabilities of $21.7 million including $11.6 million of deferred tax assets for the value of federal and state net operating loss carryforwards. During 2009 the Company was advised that an amended return was required for a pre-acquisition period for Phoenix Color. As a result of filing the amended tax return, the Company recorded a $0.6 million tax benefit in its results of operations which increased the acquired net operating loss by $1.5 million. After adjusting for the effects of the amended pre-acquisition tax return, the adjusted acquired federal net operating loss was approximately $32.3 million. As of January 2, 2010, the remaining net operating loss carryforward was approximately $27.4 million and expires in years 2019 through 2027.

During 2009, the Company repatriated $5.5 million of earnings from its foreign subsidiaries. The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon any such distribution. The amount of permanently reinvested earnings totaled $6.2 million at January 2, 2010 compared with $6.4 million at January 3, 2009. At the end of 2009, the Company had foreign tax credit carryforwards totaling $14.3 million of which approximately $11.4 million expire in 2012 and the remaining $2.9 million expire in years 2013 through 2019. For 2009 and 2008, the Company has provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized.

During 2009 and 2008, the Company adjusted the effective tax rate at which it expects deferred tax assets and liabilities to be realized or settled in the future. The effect of the adjustment for 2009 was to increase income tax expense from continuing operations by $0.4 million for Holdings and $0.8 million for Visant, respectively. The effect of the adjustment for 2008 was to increase income tax expense from continuing operations by $1.3 million for both Holdings and Visant. The change in effective tax rates was required to reflect the effect of the Company’s 2008 and 2007 state income tax returns and the effects of certain changes in state tax laws.

As described in Note 10, Debt, during December 2003, Holdings issued $150 million of senior discount notes due 2013. The notes have significant original issue discount (“OID”) and are considered applicable high yield discount obligations because the yield to maturity of the notes exceeds the sum of the applicable federal

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

rate in effect for the month the notes were issued and five percentage points. As a result, Holdings will not be allowed a deduction for interest (including OID) accrued on the notes until such time as it actually pays such interest (including OID) in cash or other property. Cash interest began accruing on the senior discount notes in December 2008, and thereafter cash interest accrues at a rate of 10.25% per annum and is payable semi-annually in arrears, commencing June 1, 2009. Prior to December 2008, interest accreted on the senior discount notes in the form of an increase in the principal amount of the notes. Holdings has provided deferred income taxes of approximately $36.4 million on $97.2 million of OID accrued through December 2009.

14.	Benefit Plans

Pension and Other Postretirement Benefits

Jostens has noncontributory defined benefit pension plans that cover nearly all employees hired by Jostens and Visant prior to December 31, 2005. The benefits provided under the plans are based on years of service, age eligibility and employee compensation. The benefits for Jostens’ qualified pension plans have been funded through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to qualified pension plans, Jostens has unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans.

Effective December 31, 2005, the pension plans were closed to newly hired nonunion employees. Pension benefits for current salaried nonunion employees were modified to provide a percentage of career average earnings, rather than final average earnings for service after January 1, 2006 except for certain grandfathered employees who met specified age and service requirements as of December 31, 2005. Effective July 1, 2008 and January 1, 2008 the pension plans covering Jostens’ employees covered under respective collective bargaining agreements were closed to new hires.

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

Eligible employees from Lehigh participate in a noncontributory defined benefit pension plan, which was merged with a Jostens plan effective December 31, 2004. The plan provides benefits based on years of service and final average compensation. Effective December 31, 2006, the pension plan was closed to hourly nonunion employees hired after December 31, 2006 and benefit accruals were frozen for all salaried nonunion employees.

In addition, Lehigh maintains an unfunded supplemental retirement plan (SERP) for certain key executives of Lehigh. This SERP no longer has any active participants accruing benefits under it. Lehigh and Arcade also contribute to multi-employer pension plans for certain employees covered by collective bargaining agreements. Contribution amounts are determined by the respective collective bargaining agreement subject to escalation and we do not administer or control the funds in any way.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2009 and 2008 as well as the funded status and amounts both recognized in the balance sheets as of January 2, 2010 and January 3, 2009, for all defined benefit plans combined and retiree welfare plans. The information presented for the 2009 plan year and 2008 plan year is based on a measurement date of January 2, 2010 and January 3, 2009, respectively. Furthermore, the Jostens plans represent 87% of the aggregate benefit obligation and 90% of the aggregate plan assets as of the end of 2009, with benefits for Lehigh representing 13% of the liability and 10% of the assets.

	Pension benefits		Postretirement benefits
In thousands	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of period	$273,466	$260,439	$2,065	$2,378
Service cost	4,970	5,597	8	10
Interest cost	17,320	16,495	124	137
Actuarial gain (loss)	18,294	2,308	(56)	163
Benefit payments and administrative expenses	(15,206)	(14,092)	(731)	(1,081)
Plan participants’ contributions	—	—	462	495
Other adjustments: change in measurement date	—	2,719	—	(37)

Benefit obligation, end of period	$298,844	$273,466	$1,872	$2,065

Change in plan assets
Fair value of plan assets, beginning of period	$219,775	$300,063	$—	$—
Actual return on plan assets	40,742	(52,380)	—	—
Company contributions	2,190	2,137	269	586
Benefit payments and administrative expenses	(15,206)	(14,092)	(731)	(1,081)
Plan participants’ contributions	—	—	462	495
Other adjustments: change in measurement date	—	(15,953)	—	—

Fair value of plan assets, end of period	$247,501	$219,775	$—	$—

Funded status, over-funded plans	$4,855	$3,981	$—	$—
Funded status, under-funded plans	(56,198)	(57,673)	(1,872)	(2,065)

Net funded status	$(51,343)	$(53,692)	$(1,872)	$(2,065)

Amounts recognized in the balance sheets:
Non-current assets	$4,855	$3,981	$—	$—
Current liabilities	(2,033)	(1,978)	(282)	(298)
Non-current liabilities	(54,165)	(55,695)	(1,590)	(1,767)

Net pension amounts recognized on Consolidated Balance Sheets	$(51,343)	$(53,692)	$(1,872)	$(2,065)

Amounts in Accumulated Other Comprehensive Income
Net loss	$57,849	$54,413	$371	$451
Prior service credits	(3,133)	(3,877)	(2,197)	(2,475)

Other comprehensive income—total	$54,716	$50,536	$(1,826)	$(2,024)

Amortization expense expected to be recognized during next fiscal year
Net loss	$37	$—	$19	$23
Prior service credits	(744)	(744)	(277)	(277)

Total amortizations	$(707)	$(744)	$(258)	$(254)

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2009, the discount rate assumption changed from 6.50% to 6.00% for the pension plans and for the postretirement plans, which resulted in an increase in liability. Asset returns in 2009 were above the assumed return and salary increases were lower than expected. The plans’ experience resulted in a net loss for 2009.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $292.0 million and $265.9 million at the end of 2009 and 2008, respectively. The ABO differs from the projected benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified retirement benefits, included in the tables above, with obligations in excess of plan assets were as follows:

In thousands	2009	2008
Projected benefit obligation	$28,054	$25,904
Accumulated benefit obligation	$26,893	$24,426
Fair value of plan assets	$—	$—

In total, the qualified pension plans have a projected benefit obligation in excess of the fair value of plan assets as of year-end 2009.

Net periodic benefit income of the pension and other postretirement benefit plans included the following components:

	Pension benefits
In thousands	2009	2008
Service cost	$4,970	$5,597
Interest cost	17,320	16,495
Expected return on plan assets	(25,883)	(25,961)
Amortization of prior year service cost	(744)	(744)
Amortization of net actuarial loss	—	(22)

Net periodic benefit income	$(4,337)	$(4,635)

	Postretirement benefits
In thousands	2009	2008
Service cost	$8	$10
Interest cost	124	137
Amortization of prior year service cost	(277)	(277)
Amortization of net actuarial loss	24	13

Net periodic benefit income	$(121)	$(117)

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Discount rate:
Jostens	6.00%	6.50%	6.00%	6.50%
Lehigh	6.00%	6.50%	N/A	N/A
Rate of compensation increase:
Jostens	5.50%	5.75%	N/A	N/A
Lehigh	N/A	2.50%	N/A	N/A

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Discount rate:
Jostens	6.50%	6.50%	6.50%	6.25%
Lehigh	6.50%	6.50%	N/A	N/A
Expected long-term rate of return on plan assets:
Jostens	9.00%/9.25%	9.00%/9.50%	N/A	N/A
Lehigh	9.25%	9.50%	N/A	N/A
Rate of compensation increase:
Jostens	5.75%	5.75%	N/A	N/A
Lehigh	2.50%	2.50%	N/A	N/A

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

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2009	2008
Health care cost trend rate assumed for next year	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have some effect on the amounts reported for health care plans. For 2009, a one percentage point change in the assumed health care cost trend rates would have the following effects:

In thousands	Impact of 1% Increase	Impact of 1% Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	$96	$(88)

Plan Assets

Our weighted-average asset allocations for the pension plans as of the measurement dates of January 3, 2009 and January 2, 2010, by asset category, are as follows:

Asset Category	2009	2008
Equity securities	59.8%	58.4%
Debt securities	30.8%	31.5%
Other	9.4%	10.1%

Total	100%	100%

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

For 2009 and 2008, the other asset category currently represents the SEI Opportunity Collective Fund (the “Trust”) that has been established by SEI Trust Company (the “Trustee”) as a vehicle through which employee benefit plans may invest in hedged investment strategies. Investment in the Trust is open only to fiduciary-managed, Internal Revenue Code section 401(a) tax-qualified retirement plans or governmental retirement plans that are “accredited investors” under the Securities Act of 1933 and “qualified purchasers” under the Investment Company Act of 1940 (“Eligible Plans”). The Trustee anticipates that substantially all of the Trust’s assets will be invested in the SEI Offshore Opportunity Fund II, Ltd (the “Fund”), which, in turn, intends to invest in various private investment funds (“Hedge Funds”), many of which will pursue hedged investment strategies. The Offshore II Fund’s objective is to seek to achieve an attractive risk-adjusted return with moderate volatility and moderate directional market exposure over a full market cycle.

As of July 31, 2007, the Company’s pension plan assets were transferred to SEI, a portfolio manager, in order to deploy a modified investment strategy. In the fourth quarter of 2007, the target asset allocation was changed after careful consideration, including to take into account plan liabilities and plan funded status. A total return investment approach is employed under which a mix of equities, fixed income and other investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of investments within each category. Furthermore, equity investments are diversified across U.S. and non-U.S. securities.

The fair values of the defined benefit assets at January 2, 2010, by asset class are as follows:

In thousands	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1 (9)	Significant Other Observable Input Level 2 (9)	Significant Unobservable Inputs Level 3 (9)
	January 2, 2010
Equity Securities
Large Cap Disciplined (1)	$77,414	$77,414
Small/ Mid Cap (2)	$19,459	$19,459
Intl/ World Equity (3)	$51,027	$51,027
Debt Securities
Core Fixed Income (4)	$2,090	$2,090
Long Duration Fund (5)	$41,030	$41,030
High Yield Bond Fund (6)	$21,004	$21,004
Emerging Markets Debt (7)	$12,097	$12,097
Other
Hedge Funds of Funds (8)	$23,380			$23,380

Total	$247,501	$224,121	$—	$23,380

Notes:

(1)	The fund invests in equity securities of large companies and in portfolio strategies designed to correlate to a portfolio composed of large-cap equity securities. The value is based on quoted prices in active markets.
(2)	This fund invests in equity securities of small-to-mid cap companies. The value is based on quoted prices in active markets.
(3)	This fund invests primarily in common stock and other equity securities located outside the U.S. The value is based on quoted prices in active markets.
(4)	The fund invests in fixed-income funds which seek to provide current income consistent with the preservation of capital. The value is based on quoted prices in active markets.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)	The fund invests in other fixed-income securities, including US agency, corporate and structured securities. The value is based on quoted prices in active markets.
(6)	This fund invests at least 80% of its net assets in high-yield fixed-income securities. The fund will invest primarily in fixed-income securities below investment grade, including corporate bonds and debentures, convertible and preferred securities and zero-coupon obligations. The value is based on quoted prices in active markets.
(7)	This fund will invest at least 80% of its net assets in fixed-income securities and emerging market issuers. The fund will invest primarily in US dollar-denominated debt securities of government, government-related and corporate issuers in emerging-market countries, as well as entities organized to restructure the outstanding debt of such issuers. The value is based on quoted prices in active markets.
(8)	The hedge fund of funds is an absolute return fund designed to create consistent returns with low correlation and sensitivity to movement in the equity and bond markets. The fund utilizes a combination of strategies including: credit hedging, convertible bond hedging, distressed debt, equity market neutral, long short equity, merger arbitrage, short biased, global macro, multi strategy, sovereign debt and mortgage hedging.
(9)	Refer to Note 7, Fair Value Measurements, for definitions of the three levels of fair value measurements.

The following represents a rollforward of the hedge funds of funds:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Hedge Funds of Funds
Beginning Balance as of January 3, 2009	$22,693
Actual return on plan assets	687
Purchase, sales and settlements	—
Transfers in/out of Level 3	—

Ending Balance as of January 2, 2010	$23,380

Contributions

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008. There were no contributions required to be made under the plans for 2009. Due to the funded status of the qualified plans, there are no projected contributions for 2010. The funded status of our plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and regulatory requirements as in effect from time to time. Our pension income associated with the pension plans will decrease and the pension expense and cash contributions associated with pension plans will increase in future periods. The total contributions expected to be paid in 2010 include $2.1 million to the nonqualified pension plans and $0.3 million to the postretirement benefit plans. The actual amount of contributions is dependent upon the actual return on plan assets and actual disbursements from the postretirement benefit and nonqualified pension plans.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Benefit Payments

Estimated benefit payments under the pension and postretirement benefit plans are as follow:

In thousands	Pension benefits	Postretirement benefits
2010	$15,873	$290
2011	16,707	269
2012	17,391	256
2013	18,449	234
2014	19,238	221
2015 through 2019	108,570	821

Total estimated payments	$196,228	$2,091

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. Under certain of the plans we provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. In some instances, we have provided discretionary profit sharing contributions in the past and we may do so in the future. The aggregate matching and other contributions for the continuing operations were $6.1 million for 2009, $6.0 million for 2008 and $5.7 million for 2007. The aggregate matching contributions for disposed discontinued operations’ 401(k) savings plans were $0.9 million for 2007.

On October 1, 2007, the Visant 401(k) Retirement Savings Plan was amended to allow for the participation of individuals employed by Memory Book Acquisition LLC. On January 3, 2009, we merged the Visual Systems, Inc. Profit Sharing & 401(k) Plan into the Visant 401(k) Retirement Savings Plan. In addition on January 3, 2009, we merged the Neff Company 401(k) Plan & Trust into the Lehigh Press Investment Opportunity Plan and renamed the Plan the Lehigh & Neff 401(k) Retirement Savings Plan.

On April 14, 2008, following the acquisition of Phoenix Color, the Phoenix Color Corp. Employees’ Stock Bonus and Ownership Plan, established as a profit sharing plan for employees of Phoenix Color and its subsidiaries, was merged into the Phoenix Color Corp. Employees’ Savings and Investment Plan, which is a 401(k) savings plan maintained for the employees of Phoenix Color and its subsidiaries.

15.	Stock-based Compensation

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of January 2, 2010 there were 288,010 shares available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 2, 2010 there were 114,940 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member of members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and sale participation agreement. As of January 2, 2010, there were 286,277 options vested under the 2004 Plan and 3,000 unvested and subject to vesting.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During 2008 we implemented long-term phantom share incentive arrangements with certain key employees (the “2008 LTIP”). Under these arrangements the executive is granted a target award based on a specified number of phantom share units, which vests on the basis of performance or time (and continued employment).

The performance-based award vests if we (or the respective subsidiary) achieve a minimum threshold trailing twelve months’ EBITDA target measured as of the last day of our fiscal quarter ended closest to June 30, 2010, subject to the executive’s continued employment through such measurement date. The award vests as follows:

EBITDA Target	Below Threshold	Threshold	Target	Maximum
Percentage of target award vesting	0%	50%	100%	200%

If the threshold EBITDA target is not achieved or the executive either resigns or suffers a termination of employment by us prior to the measurement date other than in connection with a change in control of us, the award granted to the executive is forfeited without payment.

Subject to these vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of 2008 LTIP phantom share units in which the executive vests, payable in a lump sum as soon as practicable following the measurement date and in any event not later than December 31, 2010.

In the case of the executive’s termination by us without cause or by the executive for good reason or due to the executive’s permanent disability or death within twelve months following a change in control (as defined in the 2004 Plan) and prior to the last day of the fiscal quarter closest to June 30, 2010, in each case before the measurement date, the executive will vest in the target award and the lump sum cash payment in respect of the award will be made based on the fair market value of the Class A Common Stock as of such date, payable as soon as practicable but in any event not later than March 14th of the calendar year following the calendar year in which the termination occurs.

In addition to the performance vesting described above, certain 2008 LTIP arrangements may also contain a time vesting component such that a portion of the award vests based solely on the basis of the executive’s continued employment through the respective measurement date.

Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment.

There is no established public market for the Holdings Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under the incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. We used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for Holdings Class A Common Stock.

Effective January 1, 2006, the Company adopted FASB’s amended share-based payment standard, which requires the recognition of compensation expense related to all equity awards based on the fair values of the awards at the grant date. Prior to the adoption of the amendment, the Company used the minimum value method in its share-based payment pro forma disclosure and therefore applied the prospective transition method as of the effective date. Under the prospective transition method, the Company would recognize compensation expense for equity awards granted, modified and canceled subsequent to the date of adoption.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On April 4, 2006, the Company declared and paid a special cash dividend of $57.03 per share to the common stockholders of Holdings. In connection with the special cash dividend, on April 4, 2006, the exercise prices of issued and outstanding options as of April 4, 2006 under the 2003 Plan and the 2004 Plan were reduced by an amount equal to the dividend. The 2003 and 2004 Plans and underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the special dividend, and the incremental compensation cost, defined as the difference in the fair value of the modified award immediately before and after the modification, was calculated as zero. As a result of the above modification, all stock option awards previously accounted prior to 2006 will be prospectively accounted for under amended share-based payments guidance. Accordingly, no incremental compensation cost was recognized as a result of the modification.

The Company had granted non-employee awards to the Company’s directors and to certain related parties, as disclosed in Note 18, Related Party Transactions, prior to January 1, 2006, for which compensation expense has been recorded in 2007.

For the year ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company recognized total compensation expense related to stock options and the 2008 LTIP of approximately $1.3 million, $8.1 million and $1.0 million, respectively, which is included in selling, general and administrative expenses.

For the year ended January 2, 2010, there were no issuances of restricted shares. For the year ended January 3, 2009, Holdings issued, subject to vesting, a total of 2,600 restricted shares of Holdings’ Class A Common Stock to three officers of the Company under the 2004 Plan.

For the year ended January 2, 2010, there were no issuances of stock options. For the year ended January 3, 2009, the Company granted an aggregate of 4,403 options under the 2004 Plan to certain employees of the Company or its subsidiaries. The per-share weighted-average fair value of stock options granted during fiscal 2008 and fiscal 2007 was $53.73 and $40.73, respectively, on the date of grant using the Black-Scholes option pricing model. The Company employs the simplified method in order to calculate the term that an option is expected to be outstanding. The simplified method is employed as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been outstanding.

The following key assumptions were used to value options issued:

	2008	2007
Expected Life	6.3 years	6.0 years
Expected Volatility	28.8%	29.7%
Dividend Yield	—	—
Risk-free Interest Rate	3.1%	4.6%

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted- average exercise price
Outstanding at January 3, 2009	341	$46.66
Exercised	(41)	$36.52
Granted	—	$—
Forfeited	(1)	$248.25
Cancelled	—	$—

Outstanding at January 2, 2010	299	$47.64

Vested or expected to vest at January 2, 2010	299	$47.64

Exercisable at January 2, 2010	296	$45.63

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The exercise prices for options granted prior to April 2006 have been adjusted to reflect the special dividend declared in April 2006.

The weighted average remaining contractual life of outstanding options at January 2, 2010 was approximately 5.6 years.

16.	Business Segments

Our three reportable segments consist of:

•

Scholastic—provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products and other scholastic affinity products to students and administrators primarily in high schools, colleges and other post-secondary institutions;

•

Memory Book—provides services in conjunction with the publication, marketing, sale and production of school yearbooks, memory books and related products that help people tell their stories and chronicle important events; and

•

Marketing and Publishing Services—provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services to the direct marketing sector. The group also produces book components primarily for the educational and trade publishing segments.

Scholastic

The Scholastic segment provides services in conjunction with the marketing, sale and production of class rings and an array of graduation products, such as caps, gowns, diplomas and announcements, graduation-related accessories and other scholastic affinity products. In the Scholastic segment, we primarily serve U.S. high schools, colleges, universities and other specialty markets, marketing and selling products to students and administrators. Jostens relies on a network of independent sales representatives to sell its scholastic products. Jostens provides customer service in the marketing and sale of class rings and certain other graduation products, which often involves a high degree of customization. Jostens also provides ongoing warranty service on its class and affiliation rings. Jostens maintains product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. In addition to its class ring offerings, Jostens also designs, manufactures, markets and sells championship rings for professional sports and affinity rings for a variety of specialty markets. Since the acquisition of Neff, a single source provider of custom award programs and apparel, in March 2007, and our subsequent acquisitions in 2009 and 2010 in the varsity jacket business we also market, manufacture and sell an array of additional scholastic products, including chenille letters, letter jackets, mascot mats, plaques and sports apparel.

Memory Book

Jostens provides services in conjunction with the publication, marketing, sale and production of memory books, and related products that help people tell their stories and chronicle important events. Jostens primarily services U.S. high schools, colleges, universities, elementary and middle schools. Jostens generates the majority of its revenues from high school accounts. Jostens’ independent sales representatives and technical support employees assist students and faculty advisers with the planning and layout of yearbooks, including through the provision of on-line layout and editorial tools to assist the schools in the publication of the yearbook. With a new class of students each year and periodic faculty advisor turnover, Jostens’ independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

year-to-year basis. Jostens also offers online memory book products and related services, including for which Jostens partners with local and national organizations and teams to create hard cover memory books to chronicle important events and memories.

Marketing and Publishing Services

The Marketing and Publishing Services segment provides services in conjunction with the development, marketing, sale and production of multi-sensory and interactive advertising sampling systems, primarily for the fragrance, cosmetics and personal care segments, and provides innovative products and related services primarily targeted at the direct marketing sector. We are also a leading producer of book components and supplemental materials such as decorative covers and overhead transparencies for educational and trade publishers. With over a 100-year history, Arcade Marketing pioneered our ScentStrip® product in 1980. We also offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, including magazine and catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail, direct sell and point-of-sale materials and gift-with-purchase/purchase-with-purchase programs. We specialize in high-quality, in-line finished products and can accommodate large marketing projects with a wide range of dimensional products and in-line finishing production, data processing and mailing services, providing a range of conventional direct marketing pieces to integrated offerings with data collection and tracking features. Our personalized imaging capabilities may offer individualized messages to each recipient within a geographical area or demographic group for targeted marketing efforts.

The following table presents information of Holdings by business segment:

In thousands	2009	2008	2007
Net sales
Scholastic	$462,718	$472,405	$465,439
Memory Book	386,848	393,309	372,063
Marketing and Publishing Services	406,032	501,374	434,057
Inter-segment eliminations	(273)	(1,528)	(1,349)

	$1,255,325	$1,365,560	$1,270,210

Operating income
Scholastic	$44,940	$36,744	$51,312
Memory Book	105,274	99,090	89,108
Marketing and Publishing Services	50,354	66,437	76,453

	$200,568	$202,271	$216,873

Interest, net
Scholastic	$42,323	$44,414	$54,095
Memory Book	35,639	36,943	42,729
Marketing and Publishing Services	35,396	43,894	47,180

	$113,358	$125,251	$144,004

Depreciation and Amortization
Scholastic	$29,198	$27,850	$26,794
Memory Book	38,989	38,430	36,330
Marketing and Publishing Services	34,358	36,738	23,832

	$102,545	$103,018	$86,956

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In thousands	2009	2008	2007
Capital expenditures
Scholastic	$11,099	$9,825	$10,117
Memory Book	13,633	17,750	17,253
Marketing and Publishing Services	21,406	24,777	29,000

	$46,138	$52,352	$56,370

Goodwill
Scholastic	$305,806	$305,806	$305,438
Memory Book	391,553	391,407	391,119
Marketing and Publishing Services	306,958	308,801	239,012

	$1,004,317	$1,006,014	$935,569

Intangible assets
Scholastic	$219,604	$190,643	$231,251
Memory Book	163,445	228,182	223,265
Marketing and Publishing Services	167,581	183,637	60,827

	$550,630	$602,462	$515,343

Total assets
Scholastic	$842,041	$706,107	$804,514
Memory Book	643,614	822,254	793,075
Marketing and Publishing Services	712,043	775,349	514,085

	$2,197,698	$2,303,710	$2,111,674

Net sales are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2009, 2008 and 2007.

The following table presents net sales by class of similar products and certain geographic information:

In thousands	2009	2008	2007
Net sales by classes of similar products
Memory book and yearbook products and services	$386,783	$391,981	$370,952
Class ring and jewelry products	208,260	219,407	220,380
Graduation and affinity products	254,458	252,998	245,059
Sampling products and services	139,506	191,546	196,478
Direct marketing products and services	111,460	135,130	144,663
Book components	154,858	174,498	92,678

	$1,255,325	$1,365,560	$1,270,210

Net sales by geographic area
United States	$1,186,840	$1,282,852	$1,187,204
Canada	25,053	26,292	28,516
France	13,097	23,912	17,052
Other	30,335	32,504	37,438

	$1,255,325	$1,365,560	$1,270,210

Net property, plant and equipment and intangible assets by geographic area
United States	$1,763,717	$1,828,760	$1,630,532
Other, primarily Canada	2,062	1,478	1,491

	$1,765,779	$1,830,238	$1,632,023

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17.	Common Stock

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Management Services Agreement

In connection with the Transactions, we entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services to us. Under the Agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. We incurred advisory fees to the Sponsors of $3.4 million for each of the years ended January 2, 2010 and January 3, 2009 and $3.2 million for the year ended December 29, 2007. The management services agreement also provides that we will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Registration Rights Agreement

In connection with the Transactions, we entered into a registration rights agreement with the Investor Entities pursuant to which the Investor Entities are entitled to certain demand and piggyback rights with respect to the registration and sale of our common stock held by them.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. There were no services rendered or payments made in 2009. We paid approximately $0.5 million in 2008 for the services provided by KKR Capstone with no payments made in 2007. An affiliate of KKR Capstone has an ownership interest in Holdings.

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

We are party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which we may avail ourselves of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors we purchase from under the CoreTrust group purchasing program, beginning in 2010 we are providing a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by us and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

We participate in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between us and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR and Tagar C. Olson, a member of our board of directors, is a director of First Data.

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of January 2, 2010, there were 114,940 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments through 2009, and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation,

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

recapitalization or reorganization of Holdings with or into an unaffiliated person, in each case, if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date of the option is granted.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,225,182	$51,567	$(21,424)	$1,255,325
Cost of products sold	—	579,219	30,936	(21,372)	588,783

Gross profit	—	645,963	20,631	(52)	666,542
Selling and administrative expenses	—	437,118	14,185	—	451,303
Gain on disposal of fixed assets	—	(1,405)	—	—	(1,405)
Special charges	(1)	14,465	22	—	14,486

Operating income	1	195,785	6,424	(52)	202,158
Net interest expense	67,193	41,815	173	(53,892)	55,289

(Loss) income before income taxes	(67,192)	153,970	6,251	53,840	146,869
(Benefit from) provision for income taxes	(4,244)	59,412	1,061	(20)	56,209

(Loss) income from operations	(62,948)	94,558	5,190	53,860	90,660
Equity (earnings) loss in subsidiary, net of tax	(153,608)	(5,190)	—	158,798	—

Net income	$90,660	$99,748	$5,190	$(104,938)	$90,660

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,319,127	$67,438	$(21,005)	$1,365,560
Cost of products sold	—	654,270	42,633	(21,102)	675,801

Gross profit	—	664,857	24,805	97	689,759
Selling and administrative expenses	156	445,764	17,643	—	463,563
Loss on disposal of fixed assets	—	958	—	—	958
Special charges	121	11,176	3,136	—	14,433

Operating (loss) income	(277)	206,959	4,026	97	210,805
Net interest expense	73,110	57,615	70	(61,685)	69,110

(Loss) income before income taxes	(73,387)	149,344	3,956	61,782	141,695
(Benefit from) provision for income taxes	(4,820)	58,029	1,400	38	54,647

(Loss) income from operations	(68,567)	91,315	2,556	61,744	87,048
Equity (earnings) loss in subsidiary, net of tax	(155,615)	(2,556)	—	158,171	—

Net income	$87,048	$93,871	$2,556	$(96,427)	$87,048

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$1,233,445	$63,151	$(26,386)	$1,270,210
Cost of products sold	—	610,126	39,328	(26,408)	623,046

Gross profit	—	623,319	23,823	22	647,164
Selling and administrative expenses	(723)	409,212	17,032	—	425,521
Loss on disposal of fixed assets	—	629	—	—	629
Special charges	237	2,685	—	—	2,922

Operating income	486	210,793	6,791	22	218,092
Net interest expense	85,006	81,282	7	(76,110)	90,185

(Loss) income before income taxes	(84,520)	129,511	6,784	76,132	127,907
(Benefit from) provision for income taxes	(3,106)	50,272	2,567	9	49,742

(Loss) income from continuing operations	(81,414)	79,239	4,217	76,123	78,165
Equity (earnings) loss in subsidiary, net of tax	(172,051)	(4,194)	—	176,245	—
Income (loss) from discontinued operations, net	98,260	12,495	(23)	—	110,732

Net income	$188,897	$95,928	$4,194	$(100,122)	$188,897

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$98,340	$3,825	$10,928	$—	$113,093
Accounts receivable, net	1,611	105,819	5,844	—	113,274
Inventories, net	—	100,879	1,992	(122)	102,749
Salespersons overdrafts, net	—	27,551	967	—	28,518
Prepaid expenses and other current assets	1,914	16,025	303	—	18,242
Intercompany receivable	647	12,207	—	(12,854)	—
Deferred income taxes	(440)	14,908	53	—	14,521

Total current assets	102,072	281,214	20,087	(12,976)	390,397
Property, plant and equipment, net	499	210,278	55	—	210,832
Goodwill	—	982,212	22,105	—	1,004,317
Intangibles, net	—	541,366	9,264	—	550,630
Deferred financing costs, net	12,484	—	—	—	12,484
Intercompany receivable	1,053,724	375,902	48,497	(1,478,123)	—
Other assets	1,496	12,158	78	—	13,732
Investment in subsidiaries	752,596	84,461	—	(837,057)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$196	$—	$—	$196
Accounts payable	2,410	43,027	2,580	—	48,017
Accrued employee compensation and related taxes	8,351	32,183	2,021	—	42,555
Customer deposits	—	175,633	8,342	—	183,975
Commissions payable	—	21,204	752	—	21,956
Income taxes (receivable) payable	(1,211)	1,271	1,630	(47)	1,643
Interest payable	10,292	166	—	—	10,458
Current portion of long-term debt and capital leases	6	1,849	7	—	1,862
Intercompany payable (receivable)	4,983	7,965	(93)	(12,855)	—
Other accrued liabilities	152	28,748	571	—	29,471

Total current liabilities	24,983	312,242	15,810	(12,902)	340,133
Long-term debt and capital leases, less current maturities	816,510	7,908	13	—	824,431
Intercompany payable	328,785	1,149,412	—	(1,478,197)	—
Deferred income taxes	(10,048)	198,281	(198)	—	188,035
Pension liabilities, net	675	55,080	—	—	55,755
Other noncurrent liabilities	22,164	16,927	—	—	39,091

Total liabilities	1,183,069	1,739,850	15,625	(1,491,099)	1,447,445
Stockholder’s equity	739,802	752,596	84,461	(837,057)	739,802

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

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

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$90,660	$99,748	$5,190	$(104,938)	90,660
Other cash (used in) provided by operating activities	(109,842)	119,575	(1,596)	108,293	116,430

Net cash (used in) provided by operating activities	(19,182)	219,323	3,594	3,355	207,090
Purchases of property, plant and equipment	—	(46,136)	(2)	—	(46,138)
Additions to intangibles	—	(917)	—	—	(917)
Proceeds from sale of property and equipment	—	3,491	—	—	3,491
Acquisition of business, net of cash acquired	1,432	(2,301)	—	—	(869)

Net cash provided by (used in) investing activities	1,432	(45,863)	(2)	—	(44,433)
Short-term (repayments) borrowings	(137,000)	1,069	—	—	(135,931)
Principal payments on long-term debt	—	(71)	(7)	—	(78)
Proceeds from issuance of long-term debt	—	8,394	—	—	8,394
Intercompany payable (receivable)	189,839	(186,484)	—	(3,355)	—
Distribution to shareholder	(36,569)	—	—	—	(36,569)
Debt financing costs	(2,697)	(44)	(43)	—	(2,784)
Other financing activities	—	1,002	(1,002)		—

Net cash used in financing activities	13,573	(176,134)	(1,052)	(3,355)	(166,968)
Effect of exchange rate changes on cash and cash equivalents	—	—	(197)	—	(197)

(Decrease) increase in cash and cash equivalents	(4,177)	(2,674)	2,343	—	(4,508)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$98,340	$3,825	$10,928	$—	$113,093

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2008

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$87,048	$93,871	$2,556	$(96,427)	87,048
Other cash (used in) provided by operating activities	(44,254)	89,244	751	88,392	134,133

Net cash provided by operating activities	42,794	183,115	3,307	(8,035)	221,181
Purchases of property, plant and equipment	—	(52,333)	(19)	—	(52,352)
Additions to intangibles	—	(1,799)	—	—	(1,799)
Proceeds from sale of property and equipment	—	1,779	12	—	1,791
Acquisition of business, net of cash acquired	(222,949)	1,349	—	—	(221,600)
Other investing activities, net	1	(342)	—	—	(341)

Net cash used in investing activities	(222,948)	(51,346)	(7)	—	(274,301)
Book overdrafts	—	(941)	—	—	(941)
Short-term borrowings (repayments)	137,000	—	(714)	—	136,286
Intercompany payable (receivable)	128,168	(136,203)	—	8,035	—
Distribution to shareholder	(23,224)	—	—	—	(23,224)
Other financing activities, net	—	1,059	(1,059)	—	—

Net cash provided by (used in) financing activities	241,944	(136,085)	(1,773)	8,035	112,121
Effect of exchange rate changes on cash and cash equivalents	—	—	(542)	—	(542)

Increase (decrease) in cash and cash equivalents	61,790	(4,316)	985	—	58,459
Cash and cash equivalents, beginning of period	40,727	10,815	7,600	—	59,142

Cash and cash equivalents, end of period	$102,517	$6,499	$8,585	$—	$117,601

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

2007

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$188,897	$95,928	$4,194	$(100,122)	$188,897
Other cash (used in) provided by operating activities	(183,854)	88,619	(9,189)	98,017	(6,407)
Net cash used in discontinued operations	(1,205)	(3,942)	—	—	(5,147)

Net cash provided by (used in) operating activities	3,838	180,605	(4,995)	(2,105)	177,343
Purchases of property, plant, and equipment	(31)	(56,273)	(66)	—	(56,370)
Additions to intangibles	—	(2,224)	—	—	(2,224)
Proceeds from sale of property and equipment	—	1,936	—	—	1,936
Acquisition of business, net of cash acquired	(61,361)	3,033	—	—	(58,328)
Other investing activities, net	—	(461)	—	—	(461)
Net cash provided by (used in) discontinued operations	401,781	(5,691)	—	—	396,090

Net cash provided by (used in) investing activities	340,389	(59,680)	(66)	—	280,643
Short-term borrowings	—	—	714	—	714
Principal payments on long-term debt	(400,000)	—	—	—	(400,000)
Intercompany payable (receivable)	113,414	(115,509)	—	2,095	—
Distribution to shareholder	(18,621)	—	—	—	(18,621)
Other financing activities, net	—	1,144	(1,144)	—	—

Net cash used in financing activities	(305,207)	(114,365)	(430)	2,095	(417,907)
Effect of exchange rate changes on cash and cash equivalents	—	(20)	1,030	10	1,020

Increase (decrease) in cash and cash equivalents	39,020	6,540	(4,461)	—	41,099
Cash and cash equivalents, beginning of period	1,707	4,275	12,061	—	18,043

Cash and cash equivalents, end of period	$40,727	$10,815	$7,600	$—	$59,142

20.	Subsequent Event

On February 1, 2010, the Company purchased the stock of Rock Creek Athletics, Inc. (“Rock Creek”) (producer of varsity jackets) for approximately $4.6 million in cash. Rock Creek is a producer of letter jackets. The results of the acquired Rock Creek operations will be reported as part of the Scholastic segment from the date of acquisition.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the distribution to holders of vested stock options as described below), or $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was payable on March 1, 2010 to stockholders of record on February 26, 2010 (the “Record Date”). The Distribution was funded from cash on hand. In connection with the Distribution, Holdings made a cash payment to holders of vested stock options for the Common Stock, granted pursuant to Holdings’ equity incentive plans. The cash

VISANT HOLDING CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

payment on the vested stock options equaled (x) the product of (i) the number of shares of Common Stock subject to such options outstanding on the Record Date multiplied by (ii) the per share amount of the Distribution, minus (y) any applicable withholding taxes. Holdings reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the Record Date by the per share Distribution amount paid.

On March 2, 2010, the Company announced the execution of a pre-acquisition agreement to make a cash offer to acquire all of the issued and outstanding common shares of Intergold Ltd. at $0.16 (Cdn) per share. On March 16, 2010, the Company announced that the offer to purchase and other related offer documents had been mailed to Intergold shareholders. Intergold designs, manufactures and markets precious and non-precious metal custom recognition and fashion jewelry, including for the scholastic and champion sports segments. This proposed acquisition would complement our existing Scholastic business.

The Company amended the precious metal consignment arrangement with a major financial institution described in Note 6, Accounts Receivable and Inventory, as of March 9, 2010 to increase the maximum dollar value in consigned inventory from $32.5 million to $45.0 million.

As of March 31, 2010 the Company implemented long-term phantom-share incentive arrangements with certain key employees (the “2010 LTIP”). Under these arrangements the executive is granted a target award based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met.

FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

Visant Holding Corp. and subsidiaries

	Allowance for uncollectible accounts (1)	Allowance for sales returns (2)	Salesperson overdraft reserve (1)
Balance, December 30, 2006	$2,726	$7,278	$12,621

Charged to expense	1,626	24,281	1,541
Deductions	1,048	24,679	4,193

Balance, December 29, 2007	$3,304	$6,880	$9,969

Charged to expense	2,549	25,880	928
Deductions	1,545	24,737	2,753

Balance, January 3, 2009	$4,308	$8,023	$8,144

Charged to expense	2,219	24,486	2,875
Deductions	1,442	24,998	2,282

Balance, January 2, 2010	$5,085	$7,511	$8,737

(1)	Deductions represent uncollectible accounts written off, net of recoveries
(2)	Deductions represent returns processed against reserve