Form 10-Q
period 2010-04-03
VISANT HOLDING CORP; VISANT CORP
filed 2010-05-18
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

As of May 10, 2010, there were 5,963,366 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net sales	$266,029	$265,543
Cost of products sold	128,811	127,779

Gross profit	137,218	137,764
Selling and administrative expenses	117,450	114,894
Gain on disposal of fixed assets	(71)	(49)
Special charges	1,466	1,489

Operating income	18,373	21,430
Interest expense, net	27,996	28,764

Loss before income taxes	(9,623)	(7,334)
Benefit from income taxes	(3,681)	(2,666)

Net loss	$(5,942)	$(4,668)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 3,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$9,724	$113,330
Accounts receivable, net	114,938	113,274
Inventories, net	131,305	102,749
Salespersons overdrafts, net of allowance of $9,077 and $8,737, respectively	30,175	28,518
Income taxes receivable	7,137	2,645
Prepaid expenses and other current assets	22,838	18,242
Deferred income taxes	14,542	14,521

Total current assets	330,659	393,279

Property, plant and equipment	446,707	441,985
Less accumulated depreciation	(237,498)	(231,153)

Property, plant and equipment, net	209,209	210,832
Goodwill	1,005,980	1,004,317
Intangibles, net	540,402	550,630
Deferred financing costs, net	18,248	20,053
Other assets	17,584	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,126,937	$2,197,698

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$6,500	$196
Accounts payable	51,467	48,017
Accrued employee compensation and related taxes	34,148	42,555
Commissions payable	31,348	21,956
Customer deposits	239,091	183,975
Income taxes payable	248	628
Current portion of long-term debt and capital leases	3,406	1,862
Interest payable	20,005	15,122
Other accrued liabilities	29,574	29,476

Total current liabilities	415,787	343,787

Long-term debt and capital leases - less current maturities	1,423,543	1,421,631
Deferred income taxes	147,434	150,352
Pension liabilities, net	54,545	55,755
Other noncurrent liabilities	42,313	40,870

Total liabilities	2,083,622	2,012,395

Mezzanine equity	8,844	9,147
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,962,586 and 5,964,690 shares at April 3, 2010 and January 2, 2010
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at April 3, 2010 and January 2, 2010
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at April 3, 2010 and January 2, 2010	60	60
Additional paid-in-capital	66,574	173,568
Accumulated (deficit) earnings	(71)	33,813
Treasury stock	(4,553)	(4,138)
Accumulated other comprehensive loss	(27,539)	(27,147)

Total stockholders’ equity	34,471	176,156

Total liabilities, mezzanine equity and stockholders’ equity	$2,126,937	$2,197,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net loss	$(5,942)	$(4,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,250	10,696
Amortization of intangible assets	14,684	14,345
Amortization of debt discount, premium and deferred financing costs	1,808	1,884
Other amortization	130	153
Deferred income taxes	(4,438)	(4,551)
Gain on disposal of fixed assets	(71)	(49)
Stock-based compensation	3,505	196
Excess tax benefit from share-based arrangements	(10)	—
Loss (gain) on asset impairments	140	(47)
Changes in assets and liabilities:
Accounts receivable	(717)	21,785
Inventories	(28,225)	(32,973)
Salespersons overdrafts	(1,606)	(1,423)
Prepaid expenses and other current assets	(5,735)	(1,649)
Accounts payable and accrued expenses	(3,549)	(5,182)
Customer deposits	54,713	56,919
Commissions payable	9,318	11,095
Income taxes payable/receivable	(2,362)	167
Interest payable	4,884	4,668
Other	(1,491)	(7,274)

Net cash provided by operating activities	46,286	64,092

Purchases of property, plant and equipment	(16,839)	(14,918)
Proceeds from sale of property and equipment	193	87
Acquisition of business, net of cash acquired	(4,647)	—
Additions to intangibles	(269)	(33)

Net cash used in investing activities	(21,562)	(14,864)

Short-term borrowings	56,000	—
Short-term repayments	(49,500)	—
Repurchase of common stock and payments for stock-based awards	(440)	—
Principal payments on long-term debt and capital lease obligations	(467)	—
Proceeds from issuance of long-term debt and capital leases	3,728	—
Excess tax benefit from share-based arrangements	10	—
Distribution to stockholders	(137,646)	—

Net cash used in financing activities	(128,315)	—

Effect of exchange rate changes on cash and cash equivalents	(15)	(410)

(Decrease) increase in cash and cash equivalents	(103,606)	48,818
Cash and cash equivalents, beginning of period	113,330	118,273

Cash and cash equivalents, end of period	$9,724	$167,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net sales	$266,029	$265,543
Cost of products sold	128,811	127,779

Gross profit	137,218	137,764
Selling and administrative expenses	113,875	114,558
Gain on disposal of fixed assets	(71)	(49)
Special charges	1,466	1,489

Operating income	21,948	21,766
Interest expense, net	13,521	14,146

Income before income taxes	8,427	7,620
Provision for income taxes	3,024	3,496

Net income	$5,403	$4,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 3,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$9,680	$113,093
Accounts receivable, net	114,938	113,274
Inventories, net	131,305	102,749
Salespersons overdrafts, net of allowance of $9,077 and $8,737, respectively	30,175	28,518
Prepaid expenses and other current assets	22,803	18,242
Deferred income taxes	14,542	14,521

Total current assets	323,443	390,397

Property, plant and equipment	446,707	441,985
Less accumulated depreciation	(237,498)	(231,153)

Property, plant and equipment, net	209,209	210,832
Goodwill	1,005,980	1,004,317
Intangibles, net	540,402	550,630
Deferred financing costs, net	11,162	12,484
Other assets	17,584	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,112,635	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$6,500	$196
Accounts payable	51,373	48,017
Accrued employee compensation and related taxes	34,148	42,555
Commissions payable	31,348	21,956
Customer deposits	239,091	183,975
Income taxes payable	5,687	1,643
Current portion of long-term debt and capital leases	3,406	1,862
Interest payable	1,351	10,458
Other accrued liabilities	27,783	29,471

Total current liabilities	400,687	340,133

Long-term debt and capital leases - less current maturities	826,343	824,431
Deferred income taxes	185,117	188,035
Pension liabilities, net	54,545	55,755
Other noncurrent liabilities	38,845	39,091

Total liabilities	1,505,537	1,447,445

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at April 3, 2010 and January 2, 2010	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at April 3, 2010 and January 2, 2010	—	—
Additional paid-in-capital	570,180	570,180
Accumulated earnings	64,457	196,769
Accumulated other comprehensive loss	(27,539)	(27,147)

Total stockholder’s equity	607,098	739,802

Total liabilities and stockholder’s equity	$2,112,635	$2,187,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net income	$5,403	$4,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,250	10,696
Amortization of intangible assets	14,684	14,345
Amortization of debt discount, premium and deferred financing costs	1,325	1,400
Other amortization	130	153
Deferred income taxes	(4,438)	(4,124)
Gain on disposal of fixed assets	(71)	(49)
Loss (gain) on asset impairments	140	(47)
Changes in assets and liabilities:
Accounts receivable	(717)	21,785
Inventories	(28,225)	(32,973)
Salespersons overdrafts	(1,606)	(1,423)
Prepaid expenses and other current assets	(5,700)	(1,649)
Accounts payable and accrued expenses	(3,574)	(5,182)
Customer deposits	54,713	56,919
Commissions payable	9,318	11,095
Income taxes payable	4,078	5,901
Interest payable	(9,106)	(9,466)
Other	(1,486)	(7,275)

Net cash provided by operating activities	46,118	64,230

Purchases of property, plant and equipment	(16,839)	(14,918)
Proceeds from sale of property and equipment	193	87
Acquisition of business, net of cash acquired	(4,647)	—
Additions to intangibles	(269)	(33)

Net cash used in investing activities	(21,562)	(14,864)

Short-term borrowings	56,000	—
Short-term repayments	(49,500)	—
Principal payments on long-term debt and capital lease obligations	(467)	—
Proceeds from issuance of long-term debt and capital leases	3,728	—
Distribution to stockholder	(137,715)	—

Net cash used in financing activities	(127,954)	—

Effect of exchange rate changes on cash and cash equivalents	(15)	(410)

(Decrease) increase in cash and cash equivalents	(103,413)	48,956
Cash and cash equivalents, beginning of period	113,093	117,601

Cash and cash equivalents, end of period	$9,680	$166,557

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

The unaudited condensed consolidated financial statements included herein are:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which includes Visant Corporation (Visant); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $247.2 million as of April 3, 2010 and January 2, 2010, including interest thereon, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Holdings and Visant, and their respective subsidiaries, are presented pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in Holdings’ and Visant’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Cost of Products Sold

Cost of products sold primarily includes the cost of paper, precious metals and other raw materials, direct and indirect labor and related benefit costs, depreciation of production assets and shipping and handling costs.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.6 million and $1.4 million for the quarters ended April 3, 2010 and April 4, 2009, respectively.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.5 million and $1.4 million for the three-month periods ended April 3, 2010 and April 4, 2009, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of April 3, 2010 and January 2, 2010.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $3.5 million and $0.2 million for the three-month periods ended April 3, 2010 and April 4, 2009, respectively, which is included in selling and administrative expenses. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. Equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of April 3, 2010 and January 2, 2010, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, DLJMBP III and certain of its affiliates held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. As of April 3, 2010, an affiliate of KKR and DLJMBP III and certain of its affiliates (the “Sponsors”) held approximately 49.2% and 41.0%, respectively, of Holdings’ voting interest, while each held approximately 44.7% of Holdings’ economic interest. As of April 3, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

During the three months ended April 3, 2010, the Company recorded $1.3 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.8 million of severance and related benefits associated with the consolidation of its customer service locations and other cost savings initiatives. The Memory Book and Marketing and Publishing Services segments incurred $0.1 million and $0.4 million, respectively, of severance and related benefits associated with cost savings initiatives. Other special charges for the three months ended April 3, 2010 included $0.1 million of non-cash facility related asset impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 51, 16 and five in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

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

Restructuring accruals of $2.5 million and $3.2 million as of April 3, 2010 and January 2, 2010, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through April 3, 2010, the Company incurred $17.4 million of employee severance and related benefit costs associated with the 2008, 2009 and 2010 cost savings initiatives, which affected 938 employees. The Company has paid $14.9 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first three months of 2010 were as follows:

In thousands	2010 Initiatives	2009 Initiatives	2008 Initiatives	Total
Balance at January 2, 2010	$—	$3,103	$62	$3,165
Restructuring charges	1,205	121	—	1,326
Severance and related benefits paid	(182)	(1,773)	(62)	(2,017)

Balance at April 3, 2010	$1,023	$1,451	$—	$2,474

The Company expects the majority of the remaining severance and related benefits associated with the 2010 and 2009 initiatives to be paid by the end of 2010.

5.	Acquisitions

2010 Acquisition

On February 1, 2010, the Company purchased all of the outstanding common stock of Rock Creek Athletics, Inc. (“Rock Creek”) for a total purchase price of $5.3 million, including $4.6 million paid in cash at closing, subject to a working capital adjustment, and $0.7 million related to a contingent consideration arrangement subject to Rock Creek achieving a certain revenue target through December 2010 to be paid in March 2011. Rock Creek is a producer of varsity jackets and is complementary to the Company’s awards and team jackets business. The results of the acquired Rock Creek operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

The cost of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Rock Creek acquisition was as follows:

April 3,
In thousands	2010
Current assets	$1,098
Property, plant and equipment	110
Intangible assets	4,348
Goodwill	1,614
Long-term assets	21
Current liabilities	(209)
Long-term liabilities	(1,634)

$5,348

In connection with the purchase accounting related to the acquisition of Rock Creek, the intangible asset and goodwill approximated $6.0 million and consisted of:

April 3,
In thousands	2010
Customer relationships	$4,348
Goodwill	1,614

$5,962

Customer relationships are being amortized on a straight line basis over a three-year period.

2009 Acquisition

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

6.	Accumulated Other Comprehensive (Loss) Income

The following amounts were included in determining comprehensive loss for Holdings as of the dates indicated:

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net loss	$(5,942)	$(4,668)
Change in cumulative translation adjustment	(246)	604
Pension and other postretirement benefit plans, net of tax	(146)	(151)

Comprehensive loss	$(6,334)	$(4,215)

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three months ended
	April 3,	April 4,
In thousands	2010	2009
Net income	$5,403	$4,124
Change in cumulative translation adjustment	(246)	604
Pension and other postretirement benefit plans, net of tax	(146)	(151)

Comprehensive income	$5,011	$4,577

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

	April 3,	January 2,
In thousands	2010	2010
Trade receivables	$131,052	$125,870
Allowance for doubtful accounts	(5,062)	(5,085)
Allowance for sales returns	(11,052)	(7,511)

Accounts receivable, net	$114,938	$113,274

Net inventories were comprised of the following:

	April 3,	January 2,
In thousands	2010	2010
Raw materials and supplies	$38,986	$36,091
Work-in-process	50,879	35,456
Finished goods	41,440	31,202

Inventories	$131,305	$102,749

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at April 3, 2010 and January 2, 2010 was $27.3 million and $27.7 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to the facility of $0.2 million and $0.1 million for the three-month periods ended April 3, 2010 and April 4, 2009 respectively. The obligations under the consignment agreement are guaranteed by Visant.

8.	Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.

The Fair Value Measurements and Disclosures authoritative guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the three months ended April 3, 2010, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. In 2010, long-lived assets with a carrying amount of $0.1 million were written down to their fair value of $0, resulting in an impairment charge of $0.1 million. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2010 on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
	April 3, 2010
In thousands
Long-lived assets	—			$140	$140

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of April 3, 2010. As of April 3, 2010, the fair value of each of the Holdings’ discount notes, Holdings’ senior notes and Visant’s senior subordinated notes was based on respective quoted market prices and the fair value of the Term Loan C facility was estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $255.9 million at April 3, 2010. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $361.4 million at April 3, 2010. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $503.2 million at April 3, 2010. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $314.8 million at April 3, 2010. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 2, 2010	$305,806	$391,553	$306,958	$1,004,317
Goodwill additions during the period	1,614	—	—	1,614
Currency translation	—	49	—	49

Balance at April 3, 2010	$307,420	$391,602	$306,958	$1,005,980

Additions to goodwill during the three months ended April 3, 2010 relate to the Rock Creek acquisition.

Information regarding other intangible assets is as follows:

		April 3, 2010			January 2, 2010
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(220,632)	$109,368	$330,000	$(212,414)	$117,586
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,224	(17,911)	2,313	20,211	(17,692)	2,519
Customer relationships	4 to 40 years	159,687	(29,672)	130,015	162,789	(33,808)	128,981
Restrictive covenants	3 to 10 years	63,530	(33,304)	30,226	81,009	(47,945)	33,064

		583,241	(311,319)	271,922	603,809	(321,659)	282,150
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$851,721	$(311,319)	$540,402	$872,289	$(321,659)	$550,630

Amortization expense related to other intangible assets was $14.7 million and $14.3 million for the three months ended April 3, 2010 and April 4, 2009, respectively. During the first fiscal quarter of 2010, approximately $25.7 million of fully amortized customer relationships and restrictive covenants were written off.

Based on intangible assets in service as of April 3, 2010, estimated amortization expense for the remainder of 2010 and each of the five succeeding fiscal years is $42.0 million, $53.6 million, $50.7 million, $32.7 million, $12.0 million and $11.5 million, respectively.

10.	Debt

Debt consists of the following:

	April 3,	January 2,
In thousands	2010	2010
Holdings:
Senior discount notes, 10.25% fixed rate, with semi-annual interest payments of $12.7 million, principal due and payable at maturity - December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013	350,000	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.23% at April 3, 2010 and 2.45% at January 2, 2010, with semi-annual interest payments, principal due and payable at maturity - October 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings under revolving credit facilities	6,500	—
Borrowings related to equipment financing arrangements	4,743	1,069
Capital lease obligations	8,506	8,920

	$1,433,449	$1,423,689

In connection with the Transactions, Visant entered into senior secured credit facilities, providing for senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of a $150.0 million Term Loan A facility, an $870.0 million Term Loan B facility and $250.0 million of revolving credit facilities, and issued $500.0 million aggregate principal amount of 7.625% senior subordinated notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

The Second Amendment provided for the following:

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of April 3, 2010, the Company was in compliance with all covenants under its material debt obligations.

As of April 3, 2010 the Company had $6.5 million in short-term borrowings outstanding and $13.3 million in the form of outstanding letters of credit leaving $80.2 million available under the revolving credit facilities.

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company did not enter into any such transactions during the fiscal quarter ended April 3, 2010 or during the fiscal year ended January 2, 2010.

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of April 3, 2010, the Company had purchase commitments totaling $12.5 million with delivery dates occurring through 2010. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting.

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

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. However, Customs’ allegations indicate that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs during the period of December 2006 through May 2007, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens has filed various petitions with Customs disputing Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, Customs has withdrawn its penalty notice but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty-free status and has extended an offer in compromise for Customs’ consideration to resolve the matter. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens has agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired, to June 20, 2010. Customs recently requested a further waiver of the statute of limitations, which is under consideration by Jostens. Jostens intends to continue to vigorously defend its position and has recorded no accrual for any additional potential liability pending further communication with Customs. It is not clear what Customs’ final position will be with respect to the alleged tariff classification errors or that Jostens will not be foreclosed from receiving duty free treatment for the subject imports. Jostens may not be successful in its defense, and the disposition of this matter may have a material effect on our business, financial condition and results of operations.

Our Jostens subsidiary is a party to litigations pending in the Western District of Oklahoma, the District Court, Tulsa County, and the District Court, Oklahoma County, Oklahoma and in the 15th Judicial District Court, Parish of Lafayette, Louisiana with Herff Jones related to the engagement by Jostens (or its independent sales representatives) of certain independent sales representatives from such competitor and a litigation pending in Oklahoma against an associate of one of Jostens’ independent sales representatives and Jostens by one of its former sales representatives (the “Former Sales Representative”) on similar matters. In addition to the matters pending against Jostens (and certain of its independent sales representatives or their associates), Jostens also has pending certain claims and counterclaims against Herff Jones and the Former Sales Representative relating to similar matters. Certain of the litigations are scheduled to proceed to trial later in 2010. Continued discovery is pending and the cost of the defense and pursuit of these claims during 2009 was significant and is expected to be significant in 2010 as the parties move to trial on certain of the matters. Jostens intends to continue to contest vigorously any and all claims against it in each of the matters and to pursue any relief available to it and has recorded no accrual for potential liability pending further discovery and motion for summary judgment.

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

The Company has recorded an income tax benefit for the three months ended April 3, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2010 are 37.1% and 37.2% for Holdings and Visant, respectively, before consideration of the effects of $0.1 million of net tax and interest accruals considered a current period tax benefit. The net current period tax benefit includes a $0.6 million net tax benefit to reflect the decision by the Canada Revenue Agency (“CRA”) in the first quarter of 2010 to withdraw its transfer price assessment for the taxable periods 1996 and 1997. The net current period tax benefit also includes $0.2 million of net tax and interest expense accruals for unrecognized tax benefits and $0.3 million of other net income tax adjustments considered a current period tax expense. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 38.3% and 35.9% for Holdings and Visant, respectively, for the three-month period ended April 3, 2010.

For the comparable three-month period ended April 4, 2009, the effective rates of income tax benefit for Holdings and Visant were 36.4% and 45.9%, respectively. First quarter effective tax rates are typically not representative of the effective tax rates reported in subsequent quarters due to the disproportionate effect of current period tax adjustments in relation to pre-tax income (loss) reported for the first quarter. For the quarter ended April 4, 2009, Visant’s higher effective tax rate was affected by a $0.5 million current period adjustment to adjust the tax rate at which deferred tax assets and liabilities are realized or settled in the future. For the quarter ended April 3, 2010, there was no comparable income tax expense recorded, and the Company recognized the favorable tax effect of a change in tax position by the CRA. Both Holding’s and Visant’s estimated annual consolidated effective income tax rates for the quarter ended April 3, 2010 were favorably affected by the statutory increase in the percentage used to determine the Company’s domestic manufacturing deduction.

In May 2009 and February 2010, President Obama’s administration proposed significant changes to U.S. tax laws for U.S corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe it will have a material adverse tax effect on its results because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

During the three months ended April 3, 2010, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.2 million consisting of $0.2 million of current income tax expense and less than $0.1 million of deferred income tax benefit. The Company’s unrecognized tax benefit liability is included in other noncurrent liabilities and at April 3, 2010, totaled $20.3 million, including interest and penalty accruals of $2.9 million. At January 2, 2010, the Company’s unrecognized tax benefit liability totaled $20.3 million, including interest and penalty accruals of $2.7 million.

The Company’s income tax filings for 2005 to 2008 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2004 to 2008 periods, none of which was individually material. During the three months ended April 3, 2010, the Company was notified that the CRA had withdrawn its original transfer price assessment for years 1996 and 1997 and would refund approximately $0.6 million of tax and interest previously paid by the Company. As a result of the CRA’s decision, the Company is no longer pursuing efforts to seek relief from double taxation. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $9.0 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Service cost	$1,249	$1,212	$2	$2
Interest cost	4,364	4,324	26	31
Expected return on plan assets	(6,368)	(6,471)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial loss	9	—	5	6

Net periodic benefit income	$(932)	$(1,121)	$(36)	$(30)

As of January 2, 2010, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2010 due to the funded status of the plans. This expectation had not changed as of April 3, 2010, but the Company continues to monitor its obligation in light of market conditions. For the three months ended April 3, 2010, the Company did not make any contributions to its qualified pension plans and contributed $0.6 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 2, 2010.

15.	Stock-based Compensation

2003 Stock Incentive Plan

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

2004 Stock Option Plan

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of April 3, 2010 there were 117,044 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and sale participation agreement. As of April 3, 2010, there were 286,277 options vested under the 2004 Plan and 3,000 unvested and subject to vesting.

2008 LTIP

During 2008 we implemented long-term phantom share incentive arrangements with certain key employees (the “2008 LTIP”). Under these arrangements, the executive is granted a target award based on a specified number of phantom share units, which vests on the basis of performance or time (and continued employment).

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

If the threshold EBITDA target is not achieved or the executive either resigns or suffers a termination of employment by us prior to the measurement date other than in connection with a change in control (as defined in the 2004 Plan) of the Company, the award granted to the executive is forfeited without payment.

Subject to these vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date multiplied by the number of 2008 LTIP phantom share units in which the executive vests, payable in a lump sum as soon as practicable following the measurement date and in any event not later than December 31, 2010.

In the case of the executive’s termination by the Company without cause or by the executive for good reason or due to the executive’s permanent disability or death within twelve months following a change in control and prior to the last day of the fiscal quarter closest to June 30, 2010, in each case before the measurement date, the executive will vest in the target award and the lump sum cash payment in respect of the award will be made based on the fair market value of the Class A Common Stock as of such date, payable as soon as practicable but in any event not later than March 14th of the calendar year following the calendar year in which the termination occurs.

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

2010 LTIP

During the first fiscal quarter of 2010, we implemented long-term phantom share incentive arrangements with certain key employees (the “2010 LTIP”). Under these arrangements, the executive is granted a target award, based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Except under certain conditions described below, if the respective performance or service target is not achieved, or the executive resigns or suffers a termination of employment by us prior to the applicable date other than following a change in control, the applicable award is forfeited without payment. Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment. The following summarizes the key terms of the various forms of 2010 LTIP awards.

Jostens. The awards granted to employees of our Jostens subsidiary are based on a two year incentive period and the performance award vests if Jostens achieves a trailing twelve months’ EBITDA target measured as of the last day of fiscal year 2011, subject to the executive’s continued employment through such measurement date. The time award vests based solely on the basis of the executive’s continued employment through the last day of fiscal year 2011.

In the case of the executive’s termination by the Company without cause due to the elimination of the executive’s position as a result of a restructuring or due to the executive’s permanent disability or death, in each case occurring after fiscal year 2010 and prior to any change in control, the executive will vest in 100% of the time award and all other unvested awards will be forfeited without payment therefor. In the case of the executive’s termination by the Company without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of fiscal year 2011, the executive will vest in 100% of the time award and in (i) 50% of the performance award if such termination occurs on or before the last day of fiscal year 2010, or (ii) 100% of the performance award if such termination occurs after the last day of fiscal year 2010 but prior to the last day of fiscal year 2011.

Visant and Other Subsidiaries. The awards granted to employees of Visant and its subsidiaries other than Jostens are based on an 18-month incentive period and the performance award vests based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of certain of its subsidiaries, a portion of the performance award vests based on the achievement of certain other performance targets as of the measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target is achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of 2011, the performance award applicable to such performance target will vest and become due and payable as of such earlier date. The time award vests based solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

In the case of the executive’s termination by the Company without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of the second fiscal quarter of 2011, the executive will vest in 100% of the time award. If such a termination occurs prior to

September 30, 2010, the executive will become vested in 50% of the performance award (regardless of whether the respective performance target(s) are met), but if the termination occurs after September 30, 2010, the executive will have the opportunity to become vested in either 50% or 100% of the performance award provided that an applicable portion of the respective EBITDA performance target has been achieved (measured as of the last day of the fiscal month ended closest to the date of the employee’s termination). If a minimum applicable portion of the EBITDA performance target is not achieved, the unvested performance award will be forfeited without payment therefor.

Subject to the applicable vesting conditions, the award is settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive vests, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which the vesting event occurs.

Common Stock

There is no established public market for the Holdings Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under the incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. The Company used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for Holdings Class A Common Stock.

On February 26, 2010, the Company declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the distribution to holders of vested stock options as described below) of $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was payable on March 1, 2010 to stockholders of record on February 26, 2010 (the “Record Date”). The Distribution was funded from cash on hand. In connection with the Distribution, Holdings made a cash payment to holders of vested stock options for the Common Stock, granted pursuant to Holdings’ equity incentive plans. The cash payment on the vested stock options equaled (x) the product of (i) the number of shares of Common Stock subject to such options outstanding on the Record Date multiplied by (ii) the per share amount of the distribution, minus (y) any applicable withholding taxes. Holdings reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the Record Date by the per share distribution amount paid. The 2003 and 2004 Plans and/or underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the Distribution, and the incremental compensation cost, defined as the difference in the fair value of the award immediately before and after Distribution, was calculated as zero. As a result of the above Distribution, no incremental compensation cost was recognized.

For the three months ended April 3, 2010, and April 4, 2009, the Company recognized total stock-based compensation expense of approximately $3.5 million and $0.2 million, respectively, which is included in selling, general and administrative expenses.

For the three-month periods ended April 3, 2010 and April 4, 2009, there were no issuances of restricted shares or stock options.

Stock Options

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 2, 2010	299	$47.64
Exercised	—	$—
Granted	—	$—
Forfeited	—	$—
Cancelled	—	$—

Outstanding at April 3, 2010	299	$47.41

Vested or expected to vest at April 3, 2010	299	$47.41

Exercisable at April 3, 2010	296	$45.63

The exercise prices for options that were unvested as of the Record Date have been adjusted to reflect the Distribution paid in March 2010.

The weighted average remaining contractual life of outstanding options at April 3, 2010 was approximately 5.0 years. As of April 3, 2010, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

LTIPs

The following table summarizes 2008 LTIP and 2010 LTIP award activity for Holdings:

Units in thousands	2008 LTIP	2010 LTIP
Outstanding at January 2, 2010	40	—
Granted	—	111
Forfeited	—	—
Cancelled	—	—

Outstanding at April 3, 2010	40	111

Vested or expected to vest at April 3, 2010	18	81

As of April 3, 2010, $15.9 million of aggregate total unrecognized stock-based compensation expense related to the 2008 LTIP and the 2010 LTIP is expected to be recognized over a weighted-average period of 1.3 years.

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	April 3, 2010	April 4, 2009	$ Change	% Change
Net sales
Scholastic	$157,717	$154,159	$3,558	2.3%
Memory Book	6,788	8,513	(1,725)	(20.3%)
Marketing and Publishing Services	101,542	103,130	(1,588)	(1.5%)
Inter-segment eliminations	(18)	(259)	241	NM

	$266,029	$265,543	$486	0.2%

Operating income (loss)
Scholastic	$18,425	$23,794	$(5,369)	22.6%
Memory Book	(14,628)	(15,536)	908	(5.8%)
Marketing and Publishing Services	14,576	13,172	1,404	10.7%

	$18,373	$21,430	$(3,057)	(14.3%)

Depreciation and Amortization
Scholastic	$8,558	$7,770	$788	10.1%
Memory Book	8,772	9,078	(306)	(3.4%)
Marketing and Publishing Services	8,734	8,346	388	4.6%

	$26,064	$25,194	$870	3.5%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. For each of the three months ended April 3, 2010 and April 4, 2009, the Company incurred $0.9 million and $0.8 million, respectively, of advisory fees from the Sponsors. The management services agreement also provides that the Company will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. There were no services rendered or payments made for the three-month periods ended April 3, 2010 and April 4, 2009. An affiliate of KKR Capstone has an ownership interest in Holdings.

An affiliate of Credit Suisse Securities (USA) LLC is a lender and agent in connection with Visant’s senior secured credit facilities, for which it receives customary fees and expenses. Credit Suisse is an affiliate of DLJMBP III, one of our Sponsors.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which it may avail itself of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors the Company purchases from under the CoreTrust group purchasing program, beginning in 2010 the Company provides its prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including us, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR and Tagar C. Olson, a member of the Company’s board of directors, is a director of First Data.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$267,811	$11,259	$(13,041)	$266,029
Cost of products sold	—	133,864	7,986	(13,039)	128,811

Gross profit	—	133,947	3,273	(2)	137,218
Selling and administrative expenses	(85)	110,947	3,013	—	113,875
Gain on disposal of fixed assets	—	(71)	—	—	(71)
Special charges	—	1,466	—	—	1,466

Operating income	85	21,605	260	(2)	21,948
Interest expense (income), net	12,882	12,274	(64)	(11,571)	13,521

(Loss) income before income taxes	(12,797)	9,331	324	11,569	8,427
Provision for (benefit from) income taxes	1,176	2,527	(678)	(1)	3,024

(Loss) income from operations	(13,973)	6,804	1,002	11,570	5,403
Equity (earnings) in subsidiary, net of tax	(19,376)	(1,002)	—	20,378	—

Net income	$5,403	$7,806	$1,002	$(8,808)	$5,403

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended April 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$259,898	$10,306	$(4,661)	$265,543
Cost of products sold	—	124,599	7,781	(4,601)	127,779

Gross profit	—	135,299	2,525	(60)	137,764
Selling and administrative expenses	(29)	112,240	2,347	—	114,558
Gain on disposal of fixed assets	—	(49)	—	—	(49)
Special charges	—	1,489	—	—	1,489

Operating income	29	21,619	178	(60)	21,766
Interest expense, net	16,321	10,492	45	(12,712)	14,146

(Loss) income before income taxes	(16,292)	11,127	133	12,652	7,620
Provision for income taxes	726	2,744	49	(23)	3,496

(Loss) income from operations	(17,018)	8,383	84	12,675	4,124
Equity (earnings) in subsidiary, net of tax	(21,142)	(84)	—	21,226	—

Net income	$4,124	$8,467	$84	$(8,551)	$4,124

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$5,582	$1,973	$2,125	$—	$9,680
Accounts receivable, net	932	106,745	7,261	—	114,938
Inventories, net	—	128,360	3,069	(124)	131,305
Salespersons overdrafts, net	—	28,827	1,348	—	30,175
Prepaid expenses and other current assets	1,493	20,543	767	—	22,803
Intercompany receivable	10,610	6,714	—	(17,324)	—
Deferred income taxes	(440)	14,929	53	—	14,542

Total current assets	18,177	308,091	14,623	(17,448)	323,443
Property, plant and equipment, net	446	208,721	42	—	209,209
Goodwill	—	983,826	22,154	—	1,005,980
Intangibles, net	—	531,138	9,264	—	540,402
Deferred financing costs, net	11,162	—	—	—	11,162
Intercompany receivable	1,257,256	463,597	48,070	(1,768,923)	—
Other assets	1,272	16,242	70	—	17,584
Investment in subsidiaries	760,256	85,217	—	(845,473)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$2,048,569	$2,601,687	$94,223	$(2,631,844)	$2,112,635

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$6,500	$—	$—	$—	$6,500
Accounts payable	3,792	43,509	4,071	1	51,373
Accrued employee compensation and related taxes	6,737	26,051	1,360	—	34,148
Customer deposits	—	227,690	11,401	—	239,091
Commissions payable	—	30,834	514	—	31,348
Income taxes (receivable) payable	(1,543)	6,507	771	(48)	5,687
Interest payable	1,288	53	10	—	1,351
Current portion of long-term debt and capital leases	6	3,393	7	—	3,406
Intercompany payable (receivable)	133	26,415	(9,224)	(17,324)	—
Other accrued liabilities	358	27,189	236	—	27,783

Total current liabilities	17,271	391,641	9,146	(17,371)	400,687
Long-term debt and capital leases - less current maturities	816,509	9,822	12	—	826,343
Intercompany payable	594,950	1,174,050	—	(1,769,000)	—
Deferred income taxes	(9,809)	195,078	(152)	—	185,117
Pension liabilities, net	201	54,344	—	—	54,545
Other noncurrent liabilities	22,349	16,496	—	—	38,845

Total liabilities	1,441,471	1,841,431	9,006	(1,786,371)	1,505,537
Stockholder’s equity	607,098	760,256	85,217	(845,473)	607,098

	$2,048,569	$2,601,687	$94,223	$(2,631,844)	$2,112,635

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

January 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$98,340	$3,825	$10,928	$—	$113,093
Accounts receivable, net	1,611	105,819	5,844	—	113,274
Inventories, net	—	100,879	1,992	(122)	102,749
Salespersons overdrafts, net	—	27,551	967	—	28,518
Prepaid expenses and other current assets	1,914	16,025	303	—	18,242
Intercompany receivable	647	12,207	—	(12,854)	—
Deferred income taxes	(440)	14,908	53	—	14,521

Total current assets	102,072	281,214	20,087	(12,976)	390,397
Property, plant and equipment, net	499	210,278	55	—	210,832
Goodwill	—	982,212	22,105	—	1,004,317
Intangibles, net	—	541,366	9,264	—	550,630
Deferred financing costs, net	12,484	—	—	—	12,484
Intercompany receivable	1,053,724	375,902	48,497	(1,478,123)	—
Other assets	1,496	12,158	78	—	13,732
Investment in subsidiaries	752,596	84,461	—	(837,057)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$196	$—	$—	$196
Accounts payable	2,410	43,027	2,580	—	48,017
Accrued employee compensation and related taxes	8,351	32,183	2,021	—	42,555
Customer deposits	—	175,633	8,342	—	183,975
Commissions payable	—	21,204	752	—	21,956
Income taxes (receivable) payable	(1,211)	1,271	1,630	(47)	1,643
Interest payable	10,292	166	—	—	10,458
Current portion of long-term debt and capital leases	6	1,849	7	—	1,862
Intercompany payable (receivable)	4,983	7,965	(93)	(12,855)	—
Other accrued liabilities	152	28,748	571	—	29,471

Total current liabilities	24,983	312,242	15,810	(12,902)	340,133
Long-term debt and capital leases - less current maturities	816,510	7,908	13	—	824,431
Intercompany payable	328,785	1,149,412	—	(1,478,197)	—
Deferred income taxes	(10,048)	198,281	(198)	—	188,035
Pension liabilities, net	675	55,080	—	—	55,755
Other noncurrent liabilities	22,164	16,927	—	—	39,091

Total liabilities	1,183,069	1,739,850	15,625	(1,491,099)	1,447,445
Stockholder’s equity	739,802	752,596	84,461	(837,057)	739,802

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$5,403	$7,806	$1,002	$(8,808)	5,403
Other cash (used in) provided by operating activities	(25,180)	66,874	(9,789)	8,810	40,715

Net cash (used in) provided by operating activities	(19,777)	74,680	(8,787)	2	46,118
Purchases of property, plant and equipment	—	(16,839)	—	—	(16,839)
Additions to intangibles	—	(269)	—	—	(269)
Proceeds from sale of property and equipment	—	193	—	—	193
Acquisition of business, net of cash acquired	—	(4,647)	—	—	(4,647)

Net cash used in investing activities	—	(21,562)	—	—	(21,562)
Short-term borrowings	56,000	—	—	—	56,000
Short-term repayments	(49,500)	—	—	—	(49,500)
Principal payments on long-term debt and capital leases	—	(466)	(1)	—	(467)
Proceeds from issuance of long-term debt and capital leases	—	3,728	—	—	3,728
Intercompany payable (receivable)	58,234	(58,232)	—	(2)	—
Distribution to shareholder	(137,715)	—	—	—	(137,715)

Net cash used in financing activities	(72,981)	(54,970)	(1)	(2)	(127,954)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)

Decrease in cash and cash equivalents	(92,758)	(1,852)	(8,803)	—	(103,413)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$5,582	$1,973	$2,125	$—	$9,680

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended April 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$4,124	$8,467	$84	$(8,551)	4,124
Other cash (used in) provided by operating activities	(28,680)	75,460	1,419	11,907	60,106

Net cash (used in) provided by operating activities	(24,556)	83,927	1,503	3,356	64,230
Purchases of property, plant and equipment	—	(14,916)	(2)	—	(14,918)
Additions to intangibles	—	(33)	—	—	(33)
Proceeds from sale of property and equipment	—	87	—	—	87

Net cash used in investing activities	—	(14,862)	(2)	—	(14,864)
Intercompany payable (receivable)	72,949	(69,593)	—	(3,356)	—

Net cash provided by (used in) financing activities	72,949	(69,593)	—	(3,356)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(410)	—	(410)

Increase (decrease) in cash and cash equivalents	48,393	(528)	1,091	—	48,956
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$150,910	$5,971	$9,676	$—	$166,557

19.	Subsequent Events

On April 21, 2010, the Company announced it had acquired, through a wholly owned subsidiary of Jostens, approximately 96 percent of the issued and outstanding common shares of Intergold Ltd. in connection with the previously announced cash offer to acquire all of the issued and outstanding common shares of Intergold Ltd. The Company has exercised its right to acquire the remaining common shares pursuant to the compulsory acquisition provisions of the Business Corporations Act (Alberta).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, expected cost savings, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part II, Item 1A. Risk Factors, and elsewhere in this report.

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

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. We were formed through the October 2004 consolidation (the “Transactions”) of Jostens, Von Hoffmann Holdings Inc. and its subsidiaries (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”). We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price. Holdings (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

Our business has expanded through acquisitions recently completed to complement the awards and team jackets business in our Scholastic segment, including the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009 and the acquisition of the stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010. The results of the acquired Rennoc and Rock Creek operations are reported as part of the Scholastic segment from the respective date of acquisition. We acquired Phoenix Color (a leading book component manufacturer) in 2008 as part of our Marketing and Publishing Services segment.

Our three reportable segments as of April 3, 2010 consisted of:

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

Although first quarter business indicators were encouraging, we continue to experience limited visibility with respect to the flow and placement of orders in our Marketing and Publishing Services segment, which we believe is the result of continued uncertainty in market conditions affecting the timing of decisions and the extent of spending by our customers. We expect continued improvement in 2010 in the level of advertising spending by our customers to support their businesses but anticipate the return may be slow and uneven. Furthermore, the excess capacity that exists in the industry, particularly as it pertains to our direct marketing operations, as well as the variety of other advertising media that we compete with, have created ongoing pricing pressure. We seek to distinguish ourselves based on our capabilities, quality and organizational and financial strength.

In addition to the initiatives taken in 2008 and 2009, we continue to implement efforts to contain costs and drive efficiencies, including through the restructuring and integration of some of our operations and rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address uncertain and continuing challenging marketplace conditions as well as pricing pressures demanding a lower cost structure.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of Holdings’ economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of May 10, 2010, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.7% of Holdings’ economic interest. As of May 10, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

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

There have been no material changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The Company’s adoption of this guidance did not have a material impact on its financial statements.

RESULTS OF OPERATIONS

Three Months Ended April 3, 2010 Compared to the Three Months Ended April 4, 2009

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 3, 2010 and April 4, 2009.

	Three months ended
In thousands	April 3, 2010	April 4, 2009	$ Change	% Change
Net sales	$266,029	$265,543	$486	0.2%
Cost of products sold	128,811	127,779	1,032	0.8%

Gross profit	137,218	137,764	(546)	(0.4%)
% of net sales	51.6%	51.9%

Selling and administrative expenses	117,450	114,894	2,556	2.2%
% of net sales	44.1%	43.3%

Gain on disposal of fixed assets	(71)	(49)	(22)	NM
Special charges	1,466	1,489	(23)	NM

Operating income	18,373	21,430	(3,057)	(14.3%)
% of net sales	6.9%	8.1%

Interest expense, net	27,996	28,764	(768)	(2.7%)

Loss before income taxes	(9,623)	(7,334)	(2,289)
Benefit from income taxes	(3,681)	(2,666)	(1,015)	(38.1%)

Net loss	$(5,942)	$(4,668)	$(1,274)	(27.3%)

NM=Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended April 3, 2010 and April 4, 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	April 3, 2010	April 4, 2009	$ Change	% Change
Net sales
Scholastic	$157,717	$154,159	$3,558	2.3%
Memory Book	6,788	8,513	(1,725)	(20.3%)
Marketing and Publishing Services	101,542	103,130	(1,588)	(1.5%)
Inter-segment eliminations	(18)	(259)	241	NM

Net sales	$266,029	$265,543	$486	0.2%

Operating income (loss)
Scholastic	$18,425	$23,794	$(5,369)	22.6%
Memory Book	(14,628)	(15,536)	908	(5.8%)
Marketing and Publishing Services	14,576	13,172	1,404	10.7%

Operating income	$18,373	$21,430	$(3,057)	(14.3%)

Depreciation and amortization
Scholastic	$8,558	$7,770	$788	10.1%
Memory Book	8,772	9,078	(306)	(3.4%)
Marketing and Publishing Services	8,734	8,346	388	4.6%

Depreciation and amortization	$26,064	$25,194	$870	3.5%

NM = Not meaningful

Net Sales. Consolidated net sales increased $0.5 million, or 0.2%, to $266.0 million for the three months ended April 3, 2010 compared to $265.5 million for the 2009 first fiscal quarter.

Net sales of the Scholastic segment increased $3.5 million, or 2.3%, to $157.7 million for the first fiscal quarter of 2010 from $154.2 million for the first fiscal quarter of 2009. The increase was primarily attributable to higher prices in our jewelry and announcement products as well as the incremental impact from two small acquisitions.

Net sales of the Memory Book segment decreased $1.7 million to $6.8 million for the first fiscal quarter of 2010 compared to $8.5 million for the first fiscal quarter of 2009. The decrease was primarily due to lower volume from our commercial print customers.

Net sales of the Marketing and Publishing Services segment decreased $1.6 million, or 1.5%, to $101.5 million for the first fiscal quarter of 2010 from $103.1 million for the first fiscal quarter of 2009. This decrease was primarily attributable to lower volumes in our publishing services and direct marketing operations offset somewhat by higher volumes in our sampling operations.

Gross Profit. Consolidated gross profit decreased $0.6 million, or 0.4%, to $137.2 million for the three months ended April 3, 2010 from $137.8 million for the three-month period ended April 4, 2009. As a percentage of net sales, gross profit margin decreased slightly to 51.6% for the three months ended April 3, 2010 from 51.9% for the comparative period in 2009. This decrease in gross profit margin was driven primarily by higher precious metal costs period over period.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.6 million, or 2.2%, to $117.5 million for the three months ended April 3, 2010 from $114.9 million for the corresponding period in 2009. This increase was mainly due to increased stock compensation expense. Excluding the impact of stock compensation expense, selling and administrative expenses decreased $0.7 million to 42.9% as a percentage of net sales for the first fiscal quarter of 2010 compared to 43.3% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions in the Marketing and Publishing Services segment offset somewhat by $1.5 million of incremental costs incurred related investments in new growth initiatives.

Special Charges. During the three months ended April 3, 2010, the Company recorded $1.3 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.8 million of severance and related benefits associated with the consolidation of its customer service locations and other cost savings initiatives. The Memory

Book and Marketing and Publishing Services segments incurred $0.1 million and $0.4 million, respectively, of severance and related benefits associated with cost savings initiatives. Other special charges for the three months ended April 3, 2010 included $0.1 million of non-cash facility related asset impairment charges in the Marketing and Publishing Services segment. The associated employee headcount reductions related to the above actions were 51, 16 and five in the Scholastic, Marketing and Publishing Services and Memory Book segments, respectively.

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

Operating Income. As a result of the foregoing, consolidated operating income decreased $3.0 million to $18.4 million for the three months ended April 3, 2010 compared to $21.4 million for the comparable period in 2009. As a percentage of net sales, operating income decreased to 6.9% for the first fiscal quarter of 2010 from 8.1% for the same period in 2009.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	April 3, 2010	April 4, 2009	$ Change	% Change
Holdings:
Interest expense	$13,992	$14,134	$(142)	(1.0%)
Amortization of debt discount, premium and deferred financing costs	483	484	(1)	(0.2%)

Holdings interest expense, net	14,475	14,618	(143)	(1.0%)

Visant:
Interest expense	12,320	12,883	(563)	(4.4%)
Amortization of debt discount, premium and deferred financing costs	1,325	1,400	(75)	(5.4%)
Interest income	(124)	(137)	13	NM

Visant interest expense, net	13,521	14,146	(625)	(4.4%)

Interest expense, net	$27,996	$28,764	$(768)	(2.7%)

NM=Not meaningful

Net interest expense decreased $0.8 million, or 2.7%, to $28.0 million for the three months ended April 3, 2010 compared to $28.8 million for the comparative 2009 period, primarily due to lower average borrowings under our revolving credit facilities.

Income Taxes. The Company has recorded an income tax benefit for the three months ended April 3, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a period expense or benefit. The effective tax rates for the three months ended April 3, 2010 were 38.3% and 35.9% for Holdings and Visant, respectively. For the comparable three-month period ended April 4, 2009, the effective tax rates were 36.4% and 45.9% for Holdings and Visant, respectively. The effective rates of tax benefit for the 2010 period were favorably affected by the statutory increase in the percentage used to determine the Company’s domestic manufacturing deduction, and the favorable decision by the Canada Revenue Agency to withdraw a contested tax assessment for 1996 and 1997 that the Company had previously paid.

Net Loss. As a result of the aforementioned items, net loss increased $1.2 million to $5.9 million for the three months ended April 3, 2010 compared to a net loss of $4.7 million for the three months ended April 4, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first three months of fiscal 2010 and 2009 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Three months ended
In thousands	April 3, 2010	April 4, 2009
Net cash provided by operating activities	$46,286	$64,092
Net cash used in investing activities	(21,562)	(14,864)
Net cash used in financing activities	(128,315)	—
Effect of exchange rate changes on cash	(15)	(410)

(Decrease) increase in cash and cash equivalents	$(103,606)	$48,818

For the three months ended April 3, 2010, operating activities generated cash of $46.3 million compared with $64.1 million for the comparable prior year period. The decrease in cash provided by operating activities of $17.8 million was attributable to increased net working capital, primarily an increase in accounts receivable, offset somewhat by higher cash earnings for the three months ended April 3, 2010 versus the comparable 2009 period.

Net cash used in investing activities for the three months ended April 3, 2010 was $21.6 million compared with $14.9 million for the comparative 2009 period. The $6.7 million change was primarily driven by the acquisition of Rock Creek for $4.6 million, in February 2010. In addition, our capital expenditures relating to purchases of property, plant and equipment were $16.8 million and $14.9 million for the three months ended April 3, 2010 and April 4, 2009, respectively.

Net cash used in financing activities for the three months ended April 3, 2010 was $128.3 million, compared with no financing activities for the comparable 2009 period. Net cash used in financing activities for the three months ended April 3, 2010 consisted of $137.6 million for the payment of the Distribution described below offset by an increase in net borrowings of $9.8 million.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the distribution to holders of vested stock options), or $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was payable on March 1, 2010 to stockholders of record on February 26, 2010. The Distribution was funded from cash on hand.

During the three months ended April 3, 2010, Visant transferred approximately $137.7 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make the Distribution. The Distribution was included in Holdings’ consolidated balance sheet as a reduction in accumulated earnings and additional paid-in-capital, and the transfer was reflected in Visant’s consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

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

We have substantial debt service requirements. As of April 3, 2010, we had total indebtedness of $1,433.4 million (exclusive of $13.3 million letters of credit outstanding) and cash and cash equivalents of $9.7 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $80.2 million of available borrowings under Visant’s $100.0 million revolving credit facilities as of April 3, 2010. As of April 3, 2010, Visant had $316.5 million outstanding under the Term C Loan facility, $500.0 million aggregate principal amount of the Visant senior subordinated notes, $350.0 million aggregate principal amount of the Holdings senior notes, $247.2 million aggregate principal amount at maturity of the Holdings discount notes, $13.3 million outstanding in the form of standby letters of credit under its secured credit facilities, $6.5 million of short-term borrowings under its senior secured revolving credit facilities and $13.2 million in borrowings under equipment financing and capital lease arrangements.

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

As of April 3, 2010, the Company was in compliance with all covenants under its material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended April 3, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

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

During the quarter ended April 3, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described in Note 12, Commitments and Contingencies, to the condensed financial statements, during the three months ended April 3, 2010, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended April 3, 2010. For additional information, refer to Item 1A of our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the first fiscal quarter ended April 3, 2010, we did not issue or sell any equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

The Company makes the following disclosure that otherwise would be made on a Form 8-K:

On May 17, 2010, Holdings and Jostens entered into a second amended and restated employment agreement with Marc L. Reisch to make certain administrative modifications and to provide certain other amended terms and conditions, including that:

•

upon a change in control, the employment agreement (other than certain provisions which survive such a termination of the agreement) will automatically terminate and Mr. Reisch will be entitled to receive a lump sum payment equal to $4,200,000;

•

if Mr. Reisch’s employment is terminated for any reason at any time on or after a change in control and the termination of the employment agreement: Mr. Reisch shall be entitled to receive (1) accrued payments and benefits and (2) so long as such date of termination occurs after fiscal year 2010 and such termination is not by us for cause, a lump sum payment equal to the pro-rated portion of the target annual cash bonus that Mr. Reisch may have been eligible to receive in respect of such fiscal year; and

•	the definition of good reason includes a transfer of Mr. Reisch’s primary workplace by more than twenty miles outside of Armonk, New York.

A copy of the second amended and restated employment agreement is filed as Exhibit 10.1 to this Form 10-Q and the foregoing is qualified by the terms of such agreement.

On May 17, 2010, Holdings and Jostens also entered into a 2010 supplemental executive retirement plan agreement with Mr. Reisch to provide for the vested supplemental retirement benefits originally granted under Mr. Reisch’s employment agreement. The benefits include the provision of certain post-termination medical benefits whereby Mr. Reisch and his eligible dependents are eligible for welfare benefits on equivalent terms as if Mr. Reisch had remained employed (either through continued participation in our medical insurance plans or through the purchase of a medical insurance program solely for the benefit of Mr. Reisch and his dependents). Coverage ends at the earlier of Mr. Reisch reaching age 65 or the date on which Mr. Reisch becomes eligible for comparable coverage from a subsequent employer, and in the case of his death, his then spouse is entitled to receive the post-retirement medical benefits until the date on which Mr. Reisch would, but for his death, have attained age 65.

In addition, Mr. Reisch is also entitled to payment in a lump sum of a retirement benefit, on the earlier of the date he achieves age 65 or a date that is within 90 days following the date of his death. The benefit was previously provided for under the employment agreement with Mr. Reisch and is vested. The benefit is equal to, generally, 10% of the average of Mr. Reisch’s (1) base salary and (2) annual bonuses (excluding any transaction, signing or other non-recurring special bonuses) payable over the five fiscal years ended prior to his termination, plus 2% of such average compensation (prorated for any partial years) earned for each additional year of service accruing after December 31, 2009, less the value of the benefits payable under the other qualified or non-qualified retirement plans.

Mr. Reisch’s supplemental retirement benefits described above and the non-contributory unfunded supplemental retirement plan maintained for Mr. Reisch pursuant to an amended and restated supplemental executive retirement agreement entered into in 2008 (the “SERP”), will be subject to funding under an irrevocable grantor trust on the earlier to occur of a change in control or the last day of fiscal year 2010 (with such funding to be subject to true-up annually thereafter), the assets of which are to be used exclusively to pay benefits under these retirement plans for the benefit of Mr. Reisch. Upon reaching age 55 and satisfying certain service requirements, Mr. Reisch shall be entitled to a lump sum payment of the benefits under the SERP upon the earlier of his achievement of age 60 and a date that is within 90 days following the date of his death or disability. A copy of the 2010 supplemental executive retirement plan agreement and the form of irrevocable grantor trust are filed as Exhibits 10.2 and 10.3, respectively, to this Form 10-Q and the foregoing is qualified by the terms of such agreements and the SERP previously filed.

ITEM 6.	EXHIBITS

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificateof Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

10.1	Second Amended and Restated Employment Agreement, dated as of May 17, 2010, between Visant Holding Corp., Jostens, Inc. and Marc L. Reisch.*

10.2	Marc L. Reisch 2010 Supplemental Executive Retirement Plan dated May 17, 2010.*

10.3	Marc L. Reisch 2010 Supplemental Executive Retirement Plan Form of Trust Agreement.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: May 18, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 18, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: May 18, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: May 18, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)