Form 10-Q
period 2010-07-03
VISANT HOLDING CORP; VISANT CORP
filed 2010-08-12
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

Act).  Yes  ☐  No   ☒

As of August 9, 2010, there were 5,963,366 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
In thousands	2010	2009	2010	2009
Net sales	$499,073	$498,829	$765,102	$764,372
Cost of products sold	201,708	206,492	330,519	334,271

Gross profit	297,365	292,337	434,583	430,101
Selling and administrative expenses	137,535	130,791	254,985	245,685
Loss (gain) on disposal of fixed assets	577	(181)	506	(230)
Special charges	922	10,932	2,388	12,421

Operating income	158,331	150,795	176,704	172,225
Interest expense, net	28,259	28,885	56,255	57,649

Income before income taxes	130,072	121,910	120,449	114,576
Provision for income taxes	48,353	47,294	44,672	44,628

Net income	$81,719	$74,616	$75,777	$69,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 3,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$15,441	$113,330
Accounts receivable, net	142,046	113,274
Inventories, net	76,193	102,749
Salespersons overdrafts, net of allowance of $9,529 and $8,737, respectively	16,422	28,518
Income taxes receivable	—	2,645
Prepaid expenses and other current assets	13,747	18,242
Deferred income taxes	14,674	14,521

Total current assets	278,523	393,279

Property, plant and equipment	459,351	441,985
Less accumulated depreciation	(246,986)	(231,153)

Property, plant and equipment, net	212,365	210,832
Goodwill	1,008,282	1,004,317
Intangibles, net	530,026	550,630
Deferred financing costs, net	16,437	20,053
Deferred income taxes	2,498	—
Other assets	17,823	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,070,809	$2,197,698

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Short-term borrowings	$—	$196
Accounts payable	41,910	48,017
Accrued employee compensation and related taxes	30,262	42,555
Commissions payable	40,437	21,956
Customer deposits	70,696	183,975
Income taxes payable	38,672	628
Current portion of long-term debt and capital leases	3,328	1,862
Interest payable	15,162	15,122
Other accrued liabilities	30,416	29,476

Total current liabilities	270,883	343,787

Long-term debt and capital leases - less current maturities	1,426,638	1,421,631
Deferred income taxes	144,292	150,352
Pension liabilities, net	53,266	55,755
Other noncurrent liabilities	51,412	40,870

Total liabilities	1,946,491	2,012,395

Mezzanine equity	8,844	9,147
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,963,366 and 5,964,690 shares at July 3, 2010 and January 2, 2010
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at July 3, 2010 and January 2, 2010
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at July 3, 2010 and January 2, 2010	60	60
Additional paid-in-capital	66,647	173,568
Accumulated earnings	81,648	33,813
Treasury stock	(4,553)	(4,138)
Accumulated other comprehensive loss	(28,328)	(27,147)

Total stockholders’ equity	115,474	176,156

Total liabilities, mezzanine equity and stockholders’ equity	$2,070,809	$2,197,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 3,	July 4,
In thousands	2010	2009
Net income	$75,777	$69,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,581	21,590
Amortization of intangible assets	28,814	28,858
Amortization of debt discount, premium and deferred financing costs	3,615	4,231
Other amortization	261	307
Deferred income taxes	(7,765)	(8,911)
Loss (gain) on disposal of fixed assets	506	(230)
Stock-based compensation	5,946	386
Excess tax benefit from share-based arrangements	(53)	(2,909)
Loss on asset impairments	140	4,412
Changes in assets and liabilities:
Accounts receivable	(28,322)	1,733
Inventories	27,528	22,298
Salespersons overdrafts	12,078	12,734
Prepaid expenses and other current assets	2,915	12,129
Accounts payable and accrued expenses	(19,348)	(7,550)
Customer deposits	(113,254)	(111,554)
Commissions payable	18,451	20,100
Income taxes payable/receivable	43,326	43,998
Interest payable	40	855
Other	2,778	(4,046)

Net cash provided by operating activities	76,014	108,379

Purchases of property, plant and equipment	(31,527)	(22,932)
Proceeds from sale of property and equipment	256	290
Acquisition of business, net of cash acquired	(9,103)	1,432
Additions to intangibles	(317)	(49)
Other investing activities, net	8	—

Net cash used in investing activities	(40,683)	(21,259)

Short-term borrowings	138,800	—
Short-term repayments	(138,800)	(137,000)
Repurchase of common stock and payments for stock-based awards	(440)	(5,796)
Principal payments on long-term debt and capital lease obligations	(1,729)	—
Proceeds from issuance of long-term debt and capital leases	7,236	—
Proceeds from issuance of common stock	30	—
Excess tax benefit from share-based arrangements	53	2,909
Distribution to stockholders	(137,646)	—
Debt financing costs	—	(2,619)

Net cash used in financing activities	(132,496)	(142,506)

Effect of exchange rate changes on cash and cash equivalents	(724)	(779)

Decrease in cash and cash equivalents	(97,889)	(56,165)
Cash and cash equivalents, beginning of period	113,330	118,273

Cash and cash equivalents, end of period	$15,441	$62,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
In thousands	2010	2009	2010	2009
Net sales	$499,073	$498,829	$765,102	$764,372
Cost of products sold	201,708	206,492	330,519	334,271

Gross profit	297,365	292,337	434,583	430,101
Selling and administrative expenses	135,064	130,496	248,939	245,054
Loss (gain) on disposal of fixed assets	577	(181)	506	(230)
Special charges	922	10,932	2,388	12,421

Operating income	160,802	151,090	182,750	172,856
Interest expense, net	13,782	14,410	27,303	28,556

Income before income taxes	147,020	136,680	155,447	144,300
Provision for income taxes	54,788	52,230	57,812	55,726

Net income	$92,232	$84,450	$97,635	$88,574

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 3,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$15,235	$113,093
Accounts receivable, net	142,046	113,274
Inventories, net	76,193	102,749
Salespersons overdrafts, net of allowance of $9,529 and $8,737, respectively	16,422	28,518
Prepaid expenses and other current assets	13,712	18,242
Deferred income taxes	14,674	14,521

Total current assets	278,282	390,397

Property, plant and equipment	459,351	441,985
Less accumulated depreciation	(246,986)	(231,153)

Property, plant and equipment, net	212,365	210,832
Goodwill	1,008,282	1,004,317
Intangibles, net	530,026	550,630
Deferred financing costs, net	9,834	12,484
Deferred income taxes	2,498	—
Other assets	17,823	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,063,965	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$196
Accounts payable	41,839	48,017
Accrued employee compensation and related taxes	30,262	42,555
Commissions payable	40,437	21,956
Customer deposits	70,696	183,975
Income taxes payable	42,222	1,643
Current portion of long-term debt and capital leases	3,328	1,862
Interest payable	10,498	10,458
Other accrued liabilities	26,664	29,471

Total current liabilities	265,946	340,133

Long-term debt and capital leases - less current maturities	829,438	824,431
Deferred income taxes	181,966	188,035
Pension liabilities, net	53,266	55,755
Other noncurrent liabilities	47,477	39,091

Total liabilities	1,378,093	1,447,445

Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at July 3, 2010 and January 2, 2010	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at July 3, 2010 and January 2, 2010	—	—
Additional paid-in-capital	570,180	570,180
Accumulated earnings	144,020	196,769
Accumulated other comprehensive loss	(28,328)	(27,147)

Total stockholder’s equity	685,872	739,802

Total liabilities and stockholder’s equity	$2,063,965	$2,187,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	July 3,	July 4,
In thousands	2010	2009
Net income	$97,635	$88,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,581	21,590
Amortization of intangible assets	28,814	28,858
Amortization of debt discount, premium and deferred financing costs	2,649	3,264
Other amortization	261	307
Deferred income taxes	(7,770)	(8,484)
Loss (gain) on disposal of fixed assets	506	(230)
Loss on asset impairments	140	4,412
Changes in assets and liabilities:
Accounts receivable	(28,322)	1,733
Inventories	27,528	22,298
Salespersons overdrafts	12,078	12,734
Prepaid expenses and other current assets	2,950	12,129
Accounts payable and accrued expenses	(19,347)	(7,550)
Customer deposits	(113,254)	(111,554)
Commissions payable	18,451	20,100
Income taxes payable	40,693	36,872
Interest payable	40	711
Other	2,793	(4,048)

Net cash provided by operating activities	88,426	121,716

Purchases of property, plant and equipment	(31,527)	(22,932)
Proceeds from sale of property and equipment	256	290
Acquisition of business, net of cash acquired	(9,103)	1,432
Additions to intangibles	(317)	(49)
Other investing activities, net	8	—

Net cash used in investing activities	(40,683)	(21,259)

Short-term borrowings	138,800	—
Short-term repayments	(138,800)	(137,000)
Principal payments on long-term debt and capital lease obligations	(1,729)	—
Proceeds from issuance of long-term debt and capital leases	7,236	—
Distribution to stockholder	(150,384)	(15,981)
Debt financing costs	—	(2,619)

Net cash used in financing activities	(144,877)	(155,600)

Effect of exchange rate changes on cash and cash equivalents	(724)	(779)

Decrease in cash and cash equivalents	(97,858)	(55,922)
Cash and cash equivalents, beginning of period	113,093	117,601

Cash and cash equivalents, end of period	$15,235	$61,679

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which includes Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings, including Holdings’ senior discount notes, which had an accreted value of $247.2 million as of July 3, 2010 and January 2, 2010, including interest thereon, and $350.0 million of Holdings’ 8.75% senior notes due 2013.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $1.7 million and $1.4 million for the quarters ended July 3, 2010 and July 4, 2009, respectively. Advertising expense totaled $3.3 million for the six months ended July 3, 2010 and $2.8 million for the six months ended July 4, 2009.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $1.3 million and $1.2 million for the three-month periods ended July 3, 2010 and July 4, 2009, respectively. For the six months ended July 3, 2010 and July 4, 2009, the total net warranty costs were $2.8 million and $2.6 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of each of July 3, 2010 and January 2, 2010.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $2.4 million and $0.2 million for the three-month periods ended July 3, 2010 and July 4, 2009, respectively, which is included in selling and administrative expenses. Stock-based compensation expense totaled $5.9 million and $0.4 million for the six-month periods ended July 3, 2010 and July 4, 2009, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. Equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of July 3, 2010 and January 2, 2010, respectively.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expands the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

In February 2010, the FASB issued guidance related to events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The Company’s adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

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

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, DLJMBP III and certain of its affiliates held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. As of July 3, 2010, an affiliate of KKR and DLJMBP III and certain of its affiliates (the “Sponsors”) held approximately 49.2% and 41.0%, respectively, of Holdings’ voting interest, while each held approximately 44.7% of Holdings’ economic interest. As of July 3, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

During the three months ended July 3, 2010, the Company recorded $0.9 million of restructuring costs. The Memory Book and Scholastic segments incurred $0.4 million and $0.2 million, respectively, of severance and related benefits for headcount reductions related to cost reduction initiatives. The Marketing and Publishing Services segments incurred $0.3 million of severance and related benefits for headcount reductions associated with reductions in force. The associated employee headcount reductions related to the above actions were eight, seven and five in the Memory Book, Scholastic and Marketing and Publishing Services, respectively.

For the six-month period ended July 3, 2010, the Company recorded $2.2 million of restructuring costs and $0.1 million of other special charges. Restructuring costs for the six months ended July 3, 2010 included $1.0 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively. Also included was $0.8 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.1 million of non-cash asset impairment charges. The associated employee headcount reductions were 58, 13 and 21 in the Scholastic, Memory Book and Marketing and Publishing Services segment, respectively.

During the three months ended July 4, 2009, the Company recorded $6.5 million of restructuring costs and $4.4 million of other special charges. The Memory Book segment incurred $3.8 million of restructuring costs for severance and related benefits primarily associated with the closure of the Winston-Salem, North Carolina facility and certain other reductions in force. The Scholastic segment incurred $0.1 million of severance and related benefits. The Marketing and Publishing Services segment incurred $1.8 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.2 million of other shutdown related costs and $0.6 million of other severance and related benefits. Other special charges for the three months ended July 4, 2009 included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash facility related asset impairment charges related to facility consolidation activity in the Memory Book segment. Also included in other special charges for the Marketing and Publishing Services segment was $1.4 million of non-cash asset impairment charges related to facility consolidation activity. The associated employee headcount reductions related to the above actions were three, 219 and 118 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the six-month period ended July 4, 2009, the Company recorded $8.0 million of restructuring costs and $4.4 million of other special charges. Restructuring charges included $0.7 million of cost reduction initiatives in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in the Memory Book segment in connection with the closure of the Winston-Salem, North Carolina facility and certain other reductions in force. Additionally, the Marketing and Publishing Services segment incurred $1.8 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.3 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.2 million of other shutdown related costs and $0.9 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in the Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash asset impairment charges in the Memory Book segment related to the closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges. The associated employee headcount reductions related to the above actions were 17, 231 and 139 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

Restructuring accruals of $2.2 million and $3.2 million as of July 3, 2010 and January 2, 2010, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through July 3, 2010, the Company incurred $18.3 million of employee severance and related benefit costs associated with the 2010, 2009 and 2008 cost savings initiatives, which affected 958 employees. The Company has paid $16.1 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first six months of 2010 were as follows:

In thousands	2010 Initiatives	2009 Initiatives	2008 Initiatives	Total
Balance at January 2, 2010	$—	$3,103	$62	$3,165
Restructuring charges	1,905	343	—	2,248
Severance and related benefits paid	(754)	(2,404)	(62)	(3,220)

Balance at July 3, 2010	$1,151	$1,042	$—	$2,193

The Company expects the majority of the remaining severance and related benefits associated with the 2010 and 2009 initiatives to be paid by the end of 2010.

5.	Acquisitions

2010 Acquisitions

On February 1, 2010, the Company purchased all of the outstanding common stock of Rock Creek Athletics, Inc. (“Rock Creek”) for a total purchase price of $5.4 million, including $4.7 million paid in cash at closing and subsequent working capital adjustment, and $0.7 million related to a contingent consideration arrangement subject to Rock Creek achieving a certain revenue target through December 2010 to be paid in March 2011. Rock Creek is a producer of varsity jackets and is complementary to the Company’s awards and team jackets business. The results of the acquired Rock Creek operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On April 21, 2010, the Company announced it had acquired, through a wholly owned subsidiary of Jostens, approximately 96 percent of the issued and outstanding common shares of Intergold Ltd. (“Intergold”) in connection with a cash offer to acquire all of the issued and outstanding common shares of Intergold. The Company subsequently exercised its right to acquire the remaining common shares pursuant to the compulsory acquisition provisions of the Business Corporations Act (Alberta). The total purchase price of $5.9 million, includes $4.4 million paid in cash at closing, subject to a working capital adjustment, and $1.5 million of assumed debt. Intergold designs, manufactures and sells precious and non-precious metal custom recognition and fashion jewelry, including for the scholastic and champion sports segments. The results of the acquired Intergold operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

The aggregate cost of the acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Rock Creek and Intergold acquisitions was as follows:

In thousands	July 3, 2010
Current assets	$2,510
Property, plant and equipment	900
Intangible assets	5,659
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,628)
Long-term liabilities	(1,634)

$11,381

In connection with the purchase accounting related to the acquisition of Rock Creek and Intergold, the intangible assets and goodwill approximated $9.7 million and consisted of:

In thousands	July 3, 2010
Customer relationships	$5,176
Trademarks (definite lived)	483
Goodwill	4,088

$9,747

Customer relationships for the Rock Creek and Intergold acquisitions are being amortized on a straight line basis over a three- and ten-year period, respectively. Trademarks related to the Intergold acquisition are being amortized on a straight line basis over a 20 year period.

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

6.	Accumulated Other Comprehensive Income

The following amounts were included in determining comprehensive income for Holdings as of the dates indicated:

	Three months ended		Six months ended
In thousands	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$81,719	$74,616	$75,777	$69,948
Change in cumulative translation adjustment	(643)	157	(889)	761
Pension and other postretirement benefit plans, net of tax	(146)	(151)	(292)	(302)

Comprehensive income	$80,930	$74,622	$74,596	$70,407

The following amounts were included in determining comprehensive income for Visant as of the dates indicated:

	Three months ended		Six months ended
In thousands	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$92,232	$84,450	$97,635	$88,574
Change in cumulative translation adjustment	(643)	157	(889)	761
Pension and other postretirement benefit plans, net of tax	(146)	(151)	(292)	(302)

Comprehensive income	$91,443	$84,456	$96,454	$89,033

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	July 3, 2010	January 2, 2010
Trade receivables	$158,556	$125,870
Allowance for doubtful accounts	(4,778)	(5,085)
Allowance for sales returns	(11,732)	(7,511)

Accounts receivable, net	$142,046	$113,274

Inventories were comprised of the following:

In thousands	July 3, 2010	January 2, 2010
Raw materials and supplies	$30,943	$36,091
Work-in-process	25,980	35,456
Finished goods	19,270	31,202

Inventories	$76,193	$102,749

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at July 3, 2010 and January 2, 2010 was $26.8 million and $27.7 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to the facility of $0.2 million and $0.1 million for the three-month periods ended July 3, 2010 and July 4, 2009 respectively. The consignment fees expensed for the six months ended July 3, 2010 and July 4, 2009 were $0.4 and $0.3 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

The Company does not have financial assets or financial liabilities that are currently measured and reported on the balance sheet on a fair value basis except as noted in Note 11, Derivative Financial Instruments and Hedging Activities.

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the six months ended July 3, 2010, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. In 2010, long-lived assets with a carrying amount of $0.1 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.1 million. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2010 on a nonrecurring basis.

	Fair Value	Fair Value Measurements Using			Total Loss
		Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3
In thousands	July 3, 2010
Long-lived assets	$—			$140	$140

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of July 3, 2010. As of July 3, 2010 and January 2, 2010, the fair value of each of the Holdings’ discount notes, Holdings’ senior notes and Visant’s senior subordinated notes was based on respective quoted market prices and the fair value of the Term Loan C facility was estimated based on quoted market prices for comparable instruments. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $252.8 million at July 3, 2010. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $354.4 million at July 3, 2010. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $501.3 million at July 3, 2010. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $312.5 million at July 3, 2010. The fair value of the Holdings discount notes, with a principal amount of $247.2 million, approximated $255.5 million at January 2, 2010. The fair value of the Holdings senior notes, with a principal amount of $350 million, approximated $361.4 million at January 2, 2010. The fair value of the Visant senior subordinated notes, with a principal amount of $500 million, approximated $503.1 million at January 2, 2010. The fair value of the Term Loan C facility, with a principal amount of $316.5 million, approximated $310.2 million at January 2, 2010. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 2, 2010	$305,806	$391,553	$306,958	$1,004,317
Goodwill additions during the period	4,088	—	—	4,088
Currency translation	(111)	(12)	—	(123)

Balance at July 3, 2010	$309,783	$391,541	$306,958	$1,008,282

Additions to goodwill during the six months ended July 3, 2010 relate to the Rock Creek and Intergold acquisitions.

Information regarding other intangible assets is as follows:

In thousands	Estimated useful life	July 3, 2010			January 2, 2010
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(228,851)	$101,149	$330,000	$(212,414)	$117,586
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,272	(18,130)	2,142	20,211	(17,692)	2,519
Customer relationships	4 to 40 years	160,477	(32,958)	127,519	162,789	(33,808)	128,981
Trademarks (definite lived)	20 years	461	(4)	457	—	—	—
Restrictive covenants	3 to 10 years	65,986	(35,707)	30,279	81,009	(47,945)	33,064

		586,996	(325,450)	261,546	603,809	(321,659)	282,150
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$855,476	$(325,450)	$530,026	$872,289	$(321,659)	$550,630

Amortization expense related to other intangible assets was $14.1 million and $14.5 million for the three months ended July 3, 2010 and July 4, 2009, respectively. For the six months ended July 3, 2010 and July 4, 2009, amortization expense related to other intangible assets was $28.8 million and $28.9 million, respectively. During the six-month period of 2010, approximately $25.7 million of fully amortized customer relationships and restrictive covenants were written off.

Based on intangible assets in service as of July 3, 2010, estimated amortization expense for the remainder of 2010 and each of the five succeeding fiscal years is $28.2 million, $54.2 million, $51.3 million, $33.2 million, $12.6 million and $11.9 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	July 3, 2010	January 2, 2010
Holdings:
Senior discount notes, 10.25% fixed rate, with semi-annual interest payments of $12.7 million, principal due and payable at maturity - December 2013	$247,200	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, principal due and payable at maturity - December 2013
	350,000	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.35% at July 3, 2010 and 2.23% at January 2, 2010, with semi-annual interest payments, principal due and payable at maturity - October 2011	316,500	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, principal due and payable at maturity - October 2012	500,000	500,000

	1,413,700	1,413,700
Borrowings related to equipment financing arrangements	7,974	1,069
Capital lease obligations	8,292	8,920

	$1,429,966	$1,423,689

In connection with the Transactions, Visant entered into senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of a $150.0 million Term Loan A facility, an $870.0 million Term Loan B facility and $250.0 million of revolving credit facilities, and issued $500.0 million aggregate principal amount of 7.625% senior subordinated notes. Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock.

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

A failure to comply with the covenants under the senior secured credit facilities, subject to certain grace periods, would constitute a default under the senior secured credit facilities, which could result in an acceleration of the loans and other obligations owing thereunder. As of July 3, 2010, the Company was in compliance with all covenants under its material debt obligations.

As of July 3, 2010, there were no short-term borrowings outstanding and $13.3 million in the form of outstanding letters of credit leaving $86.7 million available for borrowing under the revolving credit facilities.

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company has entered into foreign currency forward contracts for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit the Company’s exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The aggregate notional value of the forward contracts at July 3, 2010 was $2.0 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and is valued using market exchange rates. The Company did not enter into any such transactions during the fiscal year ended January 2, 2010.

At July 3, 2010, the total fair value of the Company’s forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

In thousands
Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Classification in the Consolidated Consolidated Balance Sheets	July 3, 2010	January 2, 2010
Foreign currency forward contracts	Prepaid expenses and other current assets	$80	$—

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2010 and July 4, 2009 are shown below:

In thousands
Gain (loss) on Derivatives Not	Classification in Condensed Consolidated	Three months ended
Designated as Hedges	Statement Of Operations	July 3, 2010	July 4, 2009
Foreign currency forward contracts	Selling, General and Administrative Expenses	$80	$—

In thousands
Gain (loss) on Derivatives Not	Classification in Condensed Consolidated	Six months ended
Designated as Hedges	Statement Of Operations	July 3, 2010	July 4, 2009
Foreign currency forward contracts	Selling, General and Administrative Expenses	$80	$—

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of July 3, 2010, the Company had purchase commitments totaling $9.1 million with delivery dates occurring through 2010. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting.

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

Legal Proceedings

In communications with U.S. Customs and Border Protection (“Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors is that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, Customs may impose interest and penalties on the loss of revenue, if any is determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to Customs. Customs’ allegations indicated that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from Customs during the period of December 2006 through May 2007, Jostens learned that Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens has filed various petitions with Customs disputing Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, Customs withdrew its penalty notice but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for Customs’ consideration supporting that the subject imports at the time of entry were entitled to duty-free status and has extended an offer in compromise for Customs’ consideration to resolve the matter. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens has agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired.

Based on recent settlement discussions with Customs, the Company has tendered an offer in compromise, including the remission of funds to Customs to satisfy the settlement, in final resolution of this matter and certain other proceedings with Customs. The offer in compromise is subject to final acceptance by Customs Headquarters, which the Company expects prior to the expiration of the current extension of the statute of limitations on September 3, 2010.

On or about June 16, 2010, Jostens, Herff Jones, and all other parties to certain lawsuits pending in the Western District of Oklahoma and the 15th Judicial District Court, Parish of Lafayette, Louisiana settled litigation related to the engagement by Jostens (or its independent sales representatives) of certain former independent and associate sales representatives of Herff Jones and the engagement by Herff Jones (or its independent sales representative) of certain former independent and associate sales representatives of Jostens. On the same date, Jostens and all other parties to certain lawsuits pending in the District Courts for Tulsa County and Oklahoma County, Oklahoma settled litigation involving a former Jostens independent sales representative. The parties to all of these settled lawsuits deny any and all wrongdoing.

The costs associated with the defense and prosecution of the Customs matter and the litigations discussed in this section and the net amount due by us under the settlement arrangements in resolution of these matters, which are payable between 2010 and 2013, are included in the charge taken by the Company in the fiscal quarter ended July 3, 2010 and reflected in selling and general administrative expenses.

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

The Company has recorded an income tax provision for the six months ended July 3, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2010 are 37.1% and 37.2% for Holdings and Visant, respectively, before consideration of the effects of less than $0.1 million of net tax and interest accruals considered a current period tax benefit. The net current period tax benefit includes a $0.6 million net tax benefit to reflect the decision by the Canada Revenue Agency (“CRA”) during 2010 to withdraw its transfer price assessment for the taxable periods 1996 and 1997. The net current period tax benefit also includes $0.3 million of net tax and interest expense accruals for unrecognized tax benefits and $0.3 million of other net income tax adjustments considered a current period tax expense. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.1% and 37.2% for Holdings and Visant, respectively, for the six-month period ended July 3, 2010.

For the comparable six-month period ended July 4, 2009, the effective rates of income tax expense for Holdings and Visant were 39.0% and 38.6%, respectively. The decrease in effective income tax rates from 2009 to 2010 was due primarily to the statutory increase in the percentage used to determine the Company’s domestic manufacturing deduction.

In May 2009 and February 2010, President Obama’s administration proposed significant changes to U.S. tax laws for U.S. corporations doing business outside the United States, including a proposal to defer certain tax deductions allocable to non-U.S. earnings until those earnings are repatriated. It is unclear whether the proposed tax changes will be enacted or, if enacted, what the ultimate scope of the changes will be. If enacted as currently proposed, the Company does not believe the changes will have a material adverse tax effect on its results because the Company’s repatriation practice is to distribute substantially all of its non-U.S. earnings on an annual basis.

During the six months ended July 3, 2010, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.3 million consisting of $2.1 million of current income tax expense and $1.8 million of deferred income tax benefit. At July 3, 2010, the Company’s unrecognized tax benefit liability totaled $22.2 million, including interest and penalty accruals of $3.1 million. Substantially all of this liability was included in non-current liabilities except for $0.3 million which was included in income taxes payable. At January 2, 2010, the Company’s unrecognized tax benefit liability totaled $20.3 million, including interest and penalty accruals of $2.7 million.

The Company’s income tax filings for 2005 to 2008 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2004 to 2009 periods, none of which was individually material. During the six months ended July 3, 2010, the Company was notified that the CRA had withdrawn its original transfer price assessment for years 1996 and 1997 and would refund approximately $0.6 million of tax and interest previously paid by the Company. As a result of the CRA’s decision, the Company is no longer pursuing efforts to seek relief from double taxation. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $9.1 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
	July 3,	July 4,	July 3,	July 4,
In thousands	2010	2009	2010	2009
Service cost	$1,249	$1,212	$2	$2
Interest cost	4,364	4,324	26	31
Expected return on plan assets	(6,368)	(6,471)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial loss	9	—	5	6

Net periodic benefit income	$(932)	$(1,121)	$(36)	$(30)

	Pension benefits		Postretirement benefits
	Six months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
In thousands	2010	2009	2010	2009
Service cost	$2,498	$2,424	$4	$4
Interest cost	8,728	8,648	52	62
Expected return on plan assets	(12,736)	(12,942)	—	—
Amortization of prior service cost	(372)	(372)	(138)	(138)
Amortization of net actuarial loss	18	—	10	12

Net periodic benefit income	$(1,864)	$(2,242)	$(72)	$(60)

As of January 2, 2010, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2010 due to the funded status of the plans. This expectation had not changed as of July 3, 2010, but the Company continues to monitor its obligation in light of market conditions. For the six months ended July 3, 2010, the Company did not make any contributions to its qualified pension plans and contributed $1.1 million and $0.1 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 2, 2010.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by the Board of Directors and effective as of October 30, 2003. The 2003 Plan permits us to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of the Company and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to the Company. As of July 3, 2010, there were 288,010 shares available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return on the equity investment by DLJMBP III in the Company as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP Funds or affiliated parties thereof becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in that certain Stockholders Agreement dated July 29, 2003, by and among the Company and certain holders of the capital stock of the Company. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information of the Company and non-competition in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

2004 Stock Option Plan

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits us to grant key employees and certain other persons of the Company and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of July 3, 2010, there were 117,635 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; if and only if any such event listed in (i) through (iii) above results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of the Board (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All options, restricted shares and any common stock for which such equity awards are exercised or with respect to which restrictions lapse are governed by a management stockholder’s agreement and sale participation agreement. As of July 3, 2010, there were 284,906 options vested under the 2004 Plan and 3,000 unvested and subject to vesting.

2008 LTIP

During 2008 we implemented long-term phantom share incentive arrangements with certain key employees (the “2009 LTIP”). Under these arrangements, the executive is granted a target award based on a specified number of phantom share units, which vests on the basis of performance or time (and continued employment).

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

No participants in the 2008 LTIP, other than Jostens participants, vested in or will receive payments with respect to any award under the 2008 LTIP.

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

On February 26, 2010, the Company declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the distribution to holders of vested stock options as described below) of $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was payable on March 1, 2010 to stockholders of record on February 26, 2010 (the “Record Date”). The Distribution was funded from cash on hand. In connection with the Distribution, Holdings made a cash payment to holders of vested stock options for the Common Stock, granted pursuant to Holdings’ equity incentive plans. The cash payment on the vested stock options equaled (x) the product of (i) the number of shares of Common Stock subject to such options outstanding on the Record Date multiplied by (ii) the per share amount of the distribution, minus (y) any applicable withholding taxes. Holdings reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the Record Date by the per share distribution amount paid. The 2003 and 2004 Plans and/or underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the Distribution, and the incremental compensation cost, defined as the difference in the fair value of the award immediately before and after the Distribution, was calculated as zero. As a result of the above Distribution, no incremental compensation cost was recognized.

For the three months ended July 3, 2010 and July 4, 2009, the Company recognized total stock-based compensation expense of approximately $2.4 million and $0.2 million, respectively, which is included in selling, general and administrative expenses. Stock-based compensation expense totaled $5.9 million and $0.4 million for the six-month periods ended July 3, 2010 and July 4, 2009, respectively.

In each of the six-month periods ended July 3, 2010 and July 4, 2009, there were no issuances of restricted shares or stock options.

Stock Options

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 2, 2010	299	$47.64
Exercised	(1)	$39.07
Granted	—	$—
Forfeited	—	$—
Cancelled	(1)	$169.15

Outstanding at July 3, 2010	297	$47.08

Vested or expected to vest at July 3, 2010	297	$47.08

Exercisable at July 3, 2010	294	$45.30

The exercise prices for options that were unvested as of the Record Date have been adjusted to reflect the Distribution paid in March 2010.

The weighted average remaining contractual life of outstanding options at July 3, 2010 was approximately 4.7 years. As of July 3, 2010, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

LTIPs

The following table summarizes 2008 LTIP and 2010 LTIP award activity for Holdings:

Units in thousands	2008 LTIP	2010 LTIP
Outstanding at January 2, 2010	40	—
Granted	—	112
Forfeited	—	—
Cancelled	—	—

Outstanding at July 3, 2010	40	112

Vested or expected to vest at July 3, 2010	18	80

As of July 3, 2010, $11.9 million of aggregate total unrecognized stock-based compensation expense related to the 2008 LTIP and the 2010 LTIP is expected to be recognized over a weighted-average period of 1.1 years.

No participants in the 2008 LTIP, other than Jostens participants, vested in or will receive payments with respect to any award under the 2008 LTIP.

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales
Scholastic	$131,688	$127,595	$4,093	3.2%
Memory Book	276,900	283,267	(6,367)	(2.2%)
Marketing and Publishing Services	90,486	87,981	2,505	2.8%
Inter-segment eliminations	(1)	(14)	13	NM

	$499,073	$498,829	$244	0.0%

Operating income
Scholastic	$14,829	$22,158	$(7,329)	(33.1%)
Memory Book	130,461	123,368	7,093	5.7%
Marketing and Publishing Services	13,041	5,269	7,772	147.5%

	$158,331	$150,795	$7,536	5.0%

Depreciation and Amortization
Scholastic	$6,793	$6,401	$392	6.1%
Memory Book	10,691	10,511	180	1.7%
Marketing and Publishing Services	8,108	8,649	(541)	(6.3%)

	$25,592	$25,561	$31	0.1%

NM = Not meaningful

	Six months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales
Scholastic	$289,405	$281,754	$7,651	2.7%
Memory Book	283,688	291,780	(8,092)	(2.8%)
Marketing and Publishing Services	192,028	191,111	917	0.5%
Inter-segment eliminations	(19)	(273)	254	NM

	$765,102	$764,372	$730	0.1%

Operating income
Scholastic	$33,254	$45,952	$(12,698)	(27.6%)
Memory Book	115,833	107,832	8,001	7.4%
Marketing and Publishing Services	27,617	18,441	9,176	49.8%

	$176,704	$172,225	$4,479	2.6%

Depreciation and Amortization
Scholastic	$15,351	$14,171	$1,180	8.3%
Memory Book	19,463	19,589	(126)	(0.6%)
Marketing and Publishing Services	16,842	16,995	(153)	(0.9%)

	$51,656	$50,755	$901	1.8%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, the Company entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. The Company incurred $0.9 million of advisory fees from the Sponsors for each of the three months ended July 3, 2010 and July 4, 2009. The Company incurred $1.7 million of advisory fees from the Sponsors for each of the six months ended July 3, 2010 and July 4, 2009. The management services agreement also provides that the Company will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. There were no services rendered or payments made for the three and six month periods ended July 3, 2010 and July 4, 2009. An affiliate of KKR Capstone has an ownership interest in Holdings.

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

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR and Tagar C. Olson, a member of the Company’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement.” For the three and six months ended July 3, 2010, the amount of revenue that the Company recognized from this arrangement was not material to its financial statements. The Company did not recognize any revenue from this arrangement for the three and six months ended July 4, 2009.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$492,725	$17,969	$(11,621)	$499,073
Cost of products sold	—	203,409	9,836	(11,537)	201,708

Gross profit	—	289,316	8,133	(84)	297,365
Selling and administrative expenses	(122)	130,164	5,022	—	135,064
Loss on sale of assets	—	577	—	—	577
Special charges	—	922	—	—	922

Operating income	122	157,653	3,111	(84)	160,802
Net interest expense	12,887	12,327	26	(11,458)	13,782

(Loss) income before income taxes	(12,765)	145,326	3,085	11,374	147,020
(Benefit from) provision for income taxes	(1,347)	55,125	1,042	(32)	54,788

(Loss) income from operations	(11,418)	90,201	2,043	11,406	92,232
Equity (earnings) loss in subsidiary, net of tax	(103,650)	(2,043)	—	105,693	—

Net income	$92,232	$92,244	$2,043	$(94,287)	$92,232

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$490,472	$14,240	$(5,883)	$498,829
Cost of products sold	—	204,706	7,387	(5,601)	206,492

Gross profit	—	285,766	6,853	(282)	292,337
Selling and administrative expenses	(216)	126,656	4,056	—	130,496
Gain on sale of assets	—	(181)	—	—	(181)
Special charges	—	10,932	—	—	10,932

Operating income	216	148,359	2,797	(282)	151,090
Net interest expense	17,059	10,659	83	(13,391)	14,410

(Loss) income before income taxes	(16,843)	137,700	2,714	13,109	136,680
(Benefit from) provision for income taxes	(1,278)	52,917	701	(110)	52,230

(Loss) income from operations	(15,565)	84,783	2,013	13,219	84,450
Equity (earnings) loss in subsidiary, net of tax	(100,015)	(2,013)	—	102,028	—

Net income	$84,450	$86,796	$2,013	$(88,809)	$84,450

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$760,536	$29,228	$(24,662)	$765,102
Cost of products sold	—	337,273	17,822	(24,576)	330,519

Gross profit	—	423,263	11,406	(86)	434,583
Selling and administrative expenses	(207)	241,111	8,035	—	248,939
Loss on sale of assets	—	506	—	—	506
Special charges	—	2,388	—	—	2,388

Operating income	207	179,258	3,371	(86)	182,750
Net interest expense	25,769	24,601	(38)	(23,029)	27,303

(Loss) income before income taxes	(25,562)	154,657	3,409	22,943	155,447
(Benefit from) provision for income taxes	(171)	57,652	364	(33)	57,812

(Loss) income from operations	(25,391)	97,005	3,045	22,976	97,635
Equity (earnings) loss in subsidiary, net of tax	(123,026)	(3,045)	—	126,071	—

Net income	$97,635	$100,050	$3,045	$(103,095)	$97,635

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Six months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$750,370	$24,546	$(10,544)	$764,372
Cost of products sold	—	329,305	15,168	(10,202)	334,271

Gross profit	—	421,065	9,378	(342)	430,101
Selling and administrative expenses	(245)	238,896	6,403	—	245,054
Gain on sale of assets	—	(230)	—	—	(230)
Special charges	—	12,421	—	—	12,421

Operating income	245	169,978	2,975	(342)	172,856
Net interest expense	33,380	21,151	128	(26,103)	28,556

(Loss) income before income taxes	(33,135)	148,827	2,847	25,761	144,300
(Benefit from) provision for income taxes	(552)	55,661	750	(133)	55,726

(Loss) income from operations	(32,583)	93,166	2,097	25,894	88,574
Equity (earnings) loss in subsidiary, net of tax	(121,157)	(2,097)	—	123,254	—

Net income	$88,574	$95,263	$2,097	$(97,360)	$88,574

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$7,749	$(439)	$7,925	$—	$15,235
Accounts receivable, net	1,491	132,533	8,022	—	142,046
Inventories, net	—	72,862	3,539	(208)	76,193
Salespersons overdrafts, net	—	15,773	649	—	16,422
Prepaid expenses and other current assets	1,137	12,085	490	—	13,712
Intercompany receivable	10,731	4,639	—	(15,370)	—
Deferred income taxes	(318)	14,929	63	—	14,674

Total current assets	20,790	252,382	20,688	(15,578)	278,282
Property, plant and equipment, net	414	211,170	781	—	212,365
Goodwill	—	983,905	24,377	—	1,008,282
Intangibles, net	—	519,529	10,497	—	530,026
Deferred financing costs, net	9,834	—	—	—	9,834
Deferred income taxes	—	—	2,498	—	2,498
Intercompany receivable	1,113,928	491,406	46,596	(1,651,930)	—
Other assets	1,272	16,324	227	—	17,823
Investment in subsidiaries	852,354	86,617	—	(938,971)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,998,592	$2,566,188	$105,664	$(2,606,479)	$2,063,965

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$4,106	$33,561	$4,228	$(56)	$41,839
Accrued employee compensation	6,420	22,038	1,804	—	30,262
Customer deposits	—	64,382	6,314	—	70,696
Commissions payable	—	39,991	446	—	40,437
Income taxes (receivable) payable	(19,561)	60,157	1,706	(80)	42,222
Interest payable	10,454	40	4	—	10,498
Current portion of long-term debt and capital leases	12	3,309	7	—	3,328
Intercompany payable	—	15,020	294	(15,314)	—
Other accrued liabilities	88	26,225	351	—	26,664

Total current liabilities	1,519	264,723	15,154	(15,450)	265,946
Long-term debt and capital leases, less current maturities	816,520	12,908	10	—	829,438
Intercompany payable	482,817	1,166,315	2,926	(1,652,058)	—
Deferred income taxes	(11,751)	193,769	(52)	—	181,966
Pension liabilities, net	(273)	53,539	—	—	53,266
Other noncurrent liabilities	23,888	22,580	1,009	—	47,477

Total liabilities	1,312,720	1,713,834	19,047	(1,667,508)	1,378,093
Stockholder’s equity	685,872	852,354	86,617	(938,971)	685,872

	$1,998,592	$2,566,188	$105,664	$(2,606,479)	$2,063,965

CONDENSED CONSOLIDATING BALANCE SHEET

January 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$98,340	$3,825	$10,928	$—	$113,093
Accounts receivable, net	1,611	105,819	5,844	—	113,274
Inventories, net	—	100,879	1,992	(122)	102,749
Salespersons overdrafts, net	—	27,551	967	—	28,518
Prepaid expenses and other current assets	1,914	16,025	303	—	18,242
Intercompany receivable	647	12,207	—	(12,854)	—
Deferred income taxes	(440)	14,908	53	—	14,521

Total current assets	102,072	281,214	20,087	(12,976)	390,397
Property, plant and equipment, net	499	210,278	55	—	210,832
Goodwill	—	982,212	22,105	—	1,004,317
Intangibles, net	—	541,366	9,264	—	550,630
Deferred financing costs, net	12,484	—	—	—	12,484
Intercompany receivable	1,053,724	375,902	48,497	(1,478,123)	—
Other assets	1,496	12,158	78	—	13,732
Investment in subsidiaries	752,596	84,461	—	(837,057)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$196	$—	$—	$196
Accounts payable	2,410	43,027	2,580	—	48,017
Accrued employee compensation and related taxes	8,351	32,183	2,021	—	42,555
Customer deposits	—	175,633	8,342	—	183,975
Commissions payable	—	21,204	752	—	21,956
Income taxes (receivable) payable	(1,211)	1,271	1,630	(47)	1,643
Interest payable	10,292	166	—	—	10,458
Current portion of long-term debt and capital leases	6	1,849	7	—	1,862
Intercompany payable (receivable)	4,983	7,965	(93)	(12,855)	—
Other accrued liabilities	152	28,748	571	—	29,471

Total current liabilities	24,983	312,242	15,810	(12,902)	340,133
Long-term debt and capital leases - less current maturities	816,510	7,908	13	—	824,431
Intercompany payable	328,785	1,149,412	—	(1,478,197)	—
Deferred income taxes	(10,048)	198,281	(198)	—	188,035
Pension liabilities, net	675	55,080	—	—	55,755
Other noncurrent liabilities	22,164	16,927	—	—	39,091

Total liabilities	1,183,069	1,739,850	15,625	(1,491,099)	1,447,445
Stockholder’s equity	739,802	752,596	84,461	(837,057)	739,802

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 3, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$97,635	$100,050	$3,045	$(103,095)	97,635
Other cash (used in) provided by operating activities	(120,258)	12,725	(4,770)	103,094	(9,209)

Net cash (used in) provided by operating activities	(22,623)	112,775	(1,725)	(1)	88,426
Purchases of property, plant and equipment	—	(31,527)	—	—	(31,527)
Additions to intangibles	—	(317)	—	—	(317)
Proceeds from sale of property and equipment	—	256	—	—	256
Acquisition of business, net of cash acquired	—	(9,103)	—	—	(9,103)
Other investing activities, net	—	8	—	—	8

Net cash used in investing activities	—	(40,683)	—	—	(40,683)
Short-term borrowings	138,800	—	—	—	138,800
Short-term repayments	(138,800)	—	—	—	(138,800)
Principal payments on long-term debt	(4)	(1,171)	(554)	—	(1,729)
Proceeds from issuance of long-term debt	—	7,236	—	—	7,236
Intercompany payable (receivable)	82,420	(82,421)	—	1	—
Distribution to stockholder	(150,384)	—	—	—	(150,384)

Net cash used in financing activities	(67,968)	(76,356)	(554)	1	(144,877)
Effect of exchange rate changes on cash and cash equivalents	—	—	(724)	—	(724)

Decrease in cash and cash equivalents	(90,591)	(4,264)	(3,003)	—	(97,858)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$7,749	$(439)	$7,925	$—	$15,235

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended July 4, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$88,574	$95,263	$2,097	$(97,360)	88,574
Other cash (used in) provided by operating activities	(121,866)	57,282	(2,989)	100,715	33,142

Net cash (used in) provided by operating activities	(33,292)	152,545	(892)	3,355	121,716
Purchases of property, plant and equipment	—	(22,932)	—	—	(22,932)
Additions to intangibles	—	(47)	(2)	—	(49)
Proceeds from sale of property and equipment	—	290	—	—	290
Acquisition of business, net of cash acquired	1,432	—	—	—	1,432

Net cash provided by (used in) investing activities	1,432	(22,689)	(2)	—	(21,259)
Short-term repayments	(137,000)	—	—	—	(137,000)
Intercompany payable (receivable)	134,307	(130,952)	—	(3,355)	—
Distribution to stockholder	(15,981)	—	—	—	(15,981)
Debt financing costs	(2,532)	(44)	(43)	—	(2,619)

Net cash used in financing activities	(21,206)	(130,996)	(43)	(3,355)	(155,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	(779)	—	(779)

Decrease in cash and cash equivalents	(53,066)	(1,140)	(1,716)	—	(55,922)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$49,451	$5,359	$6,869	$—	$61,679

19.	Subsequent Events

On July 13, 2010, Rock Creek purchased certain assets of Daden Group, Inc. (a producer of varsity jackets). The results of the acquired operations will be reported as part of the Scholastic segment from the date of the acquisition. This acquisition is not considered material to the Company’s results of operations, financial position or cash flows.

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

•

actions taken by the U.S. postal service and changes in postal regulation and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

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

Our business has expanded through acquisitions recently completed to complement the awards and team jackets business and the jewelry business in our Scholastic segment, including the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009 and the acquisition of the stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010. On April 21, 2010 we announced that we had acquired approximately 96 percent of the issued and outstanding shares of the common shares of Intergold Ltd. (“Ltd.”) (a custom jewelry manufacturer) in connection with a cash offer to acquire all of the issued and outstanding common shares to complement the jewelry business in our Scholastic segment. We subsequently exercised our right to acquire the remaining common shares. The results of the acquired Rennoc, Rock Creek and Intergold operations are reported as part of the Scholastic segment from the respective date of acquisition. We acquired Phoenix Color (a leading book component manufacturer) in 2008 as part of our Marketing and Publishing Services segment.

Our three reportable segments as of July 3, 2010 consisted of:

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

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. In addition, we have continued to see the impact of restrictions on school budgets affect spending at the state and local levels resulting in reduced spending in our Memory Book, Scholastic and elementary/high school publishing services products and services.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. We continue to expand and improve our product and service offerings, including to address changes in technology, consumer behavior and user preferences.

We continue to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address uncertain and continuing challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our condensed consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of Holdings’ economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of August 9, 2010, affiliates of KKR and DLJMBP III held approximately 49.2% and 41.0%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.7% of Holdings’ economic interest. As of August 9, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.5% of the economic interest of Holdings.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended July 3, 2010 Compared to the Three Months Ended July 4, 2009

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 3, 2010 and July 4, 2009.

	Three months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales	$499,073	$498,829	$244	0.0%
Cost of products sold	201,708	206,492	(4,784)	(2.3%)

Gross profit	297,365	292,337	5,028	1.7%
% of net sales	59.6%	58.6%

Selling and administrative expenses	137,535	130,791	6,744	5.2%
% of net sales	27.6%	26.2%

Loss (gain) on disposal of fixed assets	577	(181)	758	NM
Special charges	922	10,932	(10,010)	NM

Operating income	158,331	150,795	7,536	5.0%
% of net sales	31.7%	30.2%

Interest expense, net	28,259	28,885	(626)	(2.2%)

Income before income taxes	130,072	121,910	8,162
Provision for income taxes	48,353	47,294	1,059	2.2%

Net income	$81,719	$74,616	$7,103	9.5%

NM=Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the three-month periods ended July 3, 2010 and July 4, 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Three months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales
Scholastic	$131,688	$127,595	$4,093	3.2%
Memory Book	276,900	283,267	(6,367)	(2.2%)
Marketing and Publishing Services	90,486	87,981	2,505	2.8%
Inter-segment eliminations	(1)	(14)	13	NM

Net sales	$499,073	$498,829	$244	0.0%

Operating income
Scholastic	$14,829	$22,158	$(7,329)	(33.1%)
Memory Book	130,461	123,368	7,093	5.7%
Marketing and Publishing Services	13,041	5,269	7,772	147.5%

Operating income	$158,331	$150,795	$7,536	5.0%

Depreciation and amortization
Scholastic	$6,793	$6,401	$392	6.1%
Memory Book	10,691	10,511	180	1.7%
Marketing and Publishing Services	8,108	8,649	(541)	(6.3%)

Depreciation and amortization	$25,592	$25,561	$31	0.1%

NM = Not meaningful

Net Sales. Consolidated net sales increased $0.3 million, or less than 1%, to $499.1 million for the three months ended July 3, 2010 compared to $498.8 million for the 2009 second fiscal quarter. Included in consolidated net sales for the second fiscal quarter of 2010 were approximately $2.6 million of incremental sales from acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $2.3 million for the three months ended July 3, 2010 compared to the prior year comparable period, a decline of less than 1%.

Net sales of the Scholastic segment increased $4.1 million, or 3.2%, to $131.7 million for the second fiscal quarter of 2010 from $127.6 million for the second fiscal quarter of 2009. The increase was primarily attributable to higher prices and volume in our jewelry products and the incremental impact from acquisitions completed during 2009 and 2010. The increase was offset somewhat by lower volume in our other scholastic products.

Net sales of the Memory Book segment decreased $6.3 million, or 2.2%, to $276.9 million for the second fiscal quarter of 2010 compared to $283.2 million for the second fiscal quarter of 2009, primarily due to lower volume of memory books.

Net sales of the Marketing and Publishing Services segment increased $2.5 million, or 2.8%, to $90.5 million for the second fiscal quarter of 2010 from $88.0 million for the second fiscal quarter of 2009. This increase was primarily attributable to higher volume in our sampling operations offset somewhat by lower volume in our direct marketing operations.

Gross Profit. Consolidated gross profit increased $5.1 million, or 1.7%, to $297.4 million for the three months ended July 3, 2010 from $292.3 million for the three-month period ended July 4, 2009. As a percentage of net sales, gross profit margin increased to 59.6% for the three months ended July 3, 2010 from 58.6% for the comparative period in 2009. This increase in gross profit margin was due to the impact of operational cost reductions.

Selling and Administrative Expenses. Selling and administrative expenses increased $6.7 million, or 5.2%, to $137.5 million for the three months ended July 3, 2010 from $130.8 million for the corresponding period in 2009. This increase was mainly due to increased stock compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock compensation expense and costs related to legal proceedings, selling and administrative expenses decreased $3.1 million to 25.4% as a percentage of net sales for the second fiscal quarter of 2010 compared to 26.0% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions in our Memory Book segment offset somewhat by $1.3 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business.

Special Charges. During the three months ended July 3, 2010, the Company recorded $0.9 million of restructuring costs. The Memory Book and Scholastic segments incurred $0.4 million and $0.2 million, respectively, of severance and related benefits for headcount reductions associated with cost reduction initiatives. The Marketing and Publishing Services segments incurred $0.3 million of severance and related benefits associated with reductions in force. The associated employee headcount reductions related to the above actions were eight, seven and five in the Memory Book, Scholastic and Marketing and Publishing Services segments, respectively.

During the three months ended July 4, 2009, the Company recorded $6.5 million of restructuring costs and $4.4 million of other special charges. The Memory Book segment incurred $3.8 million of restructuring costs for severance and related benefits primarily associated with the closure of the Winston-Salem, North Carolina facility and certain other reductions in force. The Marketing and Publishing Services segment incurred $1.8 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.2 million of other shutdown related costs and $0.6 million of other severance and related benefits. The Scholastic segment incurred $0.1 million of severance and related benefits. Other special charges for the three months ended July 4, 2009 included $0.5 million of non-cash asset impairment charges in our Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash facility related asset impairment charges related to facility consolidation activity in our Memory Book segment. Also included in other special charges for the Marketing and Publishing Services segment was $1.4 million of non-cash asset impairment charges related to facility consolidation activity.

Operating Income. As a result of the foregoing, consolidated operating income increased $7.5 million to $158.3 million for the three months ended July 3, 2010 compared to $150.8 million for the comparable period in 2009. As a percentage of net sales, operating income increased to 31.7% for the second fiscal quarter of 2010 from 30.2% for the same period in 2009.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Holdings:
Interest expense	$13,994	$13,992	$2	0.0%
Amortization of debt discount, premium and deferred financing costs	483	483	—	0.0%

Holdings interest expense, net	14,477	14,475	2	0.0%

Visant:
Interest expense	12,465	12,600	(135)	(1.1%)
Amortization of debt discount, premium and deferred financing costs	1,324	1,864	(540)	(29.0%)
Interest income	(7)	(54)	47	NM

Visant interest expense, net	13,782	14,410	(628)	(4.4%)

Interest expense, net	$28,259	$28,885	$(626)	(2.2%)

NM=Not meaningful

Net interest expense decreased $0.6 million, or 2.2%, to $28.3 million for the three months ended July 3, 2010 compared to $28.9 million for the comparative 2009 period, primarily due to lower average outstanding borrowings under our revolving credit facilities and lower amortization costs.

Income Taxes. The Company has recorded an income tax provision for the three months ended July 3, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a current period tax expense or benefit. The effective tax rates for the three months ended July 3, 2010 were 37.2% and 37.3% for Holdings and Visant, respectively. For the comparable three-month period ended July 4, 2009, the effective tax rates were 38.8% and 38.2% for Holdings and Visant, respectively. The effective rates of tax expense for the 2010 period were favorably affected by the statutory increase in the percentage used to determine the Company’s domestic manufacturing deduction.

Net Income. As a result of the aforementioned items, net income increased $7.1 million to $81.7 million for the three months ended July 3, 2010 compared to net income of $74.6 million for the three months ended July 4, 2009.

Six Months Ended July 3, 2010 Compared to the Six Months Ended July 4, 2009

The following table sets forth selected information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 3, 2010 and July 4, 2009.

	Six months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales	$765,102	$764,372	$730	0.1%
Cost of products sold	330,519	334,271	(3,752)	(1.1%)

Gross profit	434,583	430,101	4,482	1.0%
% of net sales	56.8%	56.3%

Selling and administrative expenses	254,985	245,685	9,300	3.8%
% of net sales	33.3%	32.1%

Loss (gain) on disposal of fixed assets	506	(230)	736	NM
Special charges	2,388	12,421	(10,033)	NM

Operating income	176,704	172,225	4,479	2.6%
% of net sales	23.1%	22.5%

Interest expense, net	56,255	57,649	(1,394)	(2.4%)

Income before income taxes	120,449	114,576	5,873
Provision for income taxes	44,672	44,628	44	0.1%

Net income	$75,777	$69,948	$5,829	8.3%

NM = Not meaningful

The following table sets forth selected segment information derived from Holdings’ condensed consolidated statements of operations for the six-month periods ended July 3, 2010 and July 4, 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

	Six months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Net sales
Scholastic	$289,405	$281,754	$7,651	2.7%
Memory Book	283,688	291,780	(8,092)	(2.8%)
Marketing and Publishing Services	192,028	191,111	917	0.5%
Inter-segment eliminations	(19)	(273)	254	NM

Net sales	$765,102	$764,372	$730	0.1%

Operating income
Scholastic	$33,254	$45,952	$(12,698)	(27.6%)
Memory Book	115,833	107,832	8,001	7.4%
Marketing and Publishing Services	27,617	18,441	9,176	49.8%

Operating income	$176,704	$172,225	$4,479	2.6%

Depreciation and amortization
Scholastic	$15,351	$14,171	$1,180	8.3%
Memory Book	19,463	19,589	(126)	(0.6%)
Marketing and Publishing Services	16,842	16,995	(153)	(0.9%)

Depreciation and amortization	$51,656	$50,755	$901	1.8%

NM = Not meaningful

Net Sales. Consolidated net sales increased $0.7 million, less than 1%, to $765.1 million for the six months ended July 3, 2010 compared to $764.4 million for the prior year comparable period. Included in consolidated net sales for the six-month period were approximately $4.2 million of incremental sales from acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $3.5 million for the six months ended July 3, 2010 compared to the prior year comparable period, a decline of less than 1%.

Net sales of the Scholastic segment for the six months ended July 3, 2010 increased by $7.6 million, or 2.7%, to $289.4 million compared to $281.8 million for the six months ended July 4, 2009. The increase was primarily attributable to higher prices in our jewelry and other scholastic products as well as the incremental impact from acquisitions completed during 2009 and 2010. The increase was offset somewhat by lower volume in our other scholastic products.

Net sales of the Memory Book segment were $283.7 million for the six-month period ended July 3, 2010 compared to $291.8 million for the six-month period ended July 4, 2009, a decrease of 2.8%. The decrease was primarily attributable to lower volume of memory books.

Net sales of the Marketing and Publishing Services segment increased slightly to $192.0 million for the first fiscal six months of 2010 compared to $191.1 million during the first fiscal six months of 2009. This increase was primarily attributable to higher volume in our sampling operations offset by lower volume in our publishing services and direct marketing operations.

Gross Profit. Consolidated gross profit increased $4.5 million, or 1.0%, to $434.6 million for the six months ended July 3, 2010 from $430.1 million for the six-month period ended July 4, 2009. As a percentage of net sales, gross profit margin increased slightly to 56.8% for the six months ended July 3, 2010 from 56.3% for the comparative prior year period in 2009. This increase in gross profit margin was due to the impact of cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses increased $9.3 million, or 3.8%, to $255.0 million for the six months ended July 3, 2010 from $245.7 million for the corresponding period in 2009. As a percentage of net sales, selling and administrative expenses increased to 33.3% for the six months ended July 3, 2010 from 32.1% for the comparative period in 2009. This increase was mainly due to increased stock compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock compensation expense and costs related to legal proceedings, selling and administrative expenses decreased $4.2 million to 31.4% as a percentage of net sales for the six-month period ended July 3, 2010 compared to 32.0% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions in our Memory Book segment offset somewhat by $2.8 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business.

Special Charges. For the six-month period ended July 3, 2010 the Company recorded $2.2 million of restructuring costs and $0.1 million of other special charges. Restructuring costs for the six months ended July 3, 2010 included $1.0 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively. Also included was $0.8 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.1 million of non-cash asset impairment charges. The associated employee headcount reductions were 58, 13 and 21 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

For the six-month period ended July 4, 2009, the Company recorded $8.0 million of restructuring costs and $4.4 million of other special charges. Restructuring charges included $0.7 million of cost reduction initiatives in the Scholastic segment and $4.2 million of severance and related benefits for associated headcount reductions in the Memory Book segment primarily in connection with the closure of the Winston-Salem, North Carolina facility and certain other facilities. Additionally, the Marketing and Publishing Services segment incurred $1.8 million of severance and related benefits for associated headcount reductions in connection with the closure of its Baltimore, Maryland facility, $0.2 million of restructuring costs associated with the closure of the Pennsauken, New Jersey facilities, $0.2 million of other shutdown related costs and $0.9 million of other severance and related benefits associated with cost reduction initiatives. Other special charges included $0.5 million of non-cash asset impairment charges in our Scholastic segment related to the closure of Jostens’ Attleboro, Massachusetts facility and $2.5 million of non-cash asset impairment charges in our Memory Book segment related to the announced closure of the Winston-Salem, North Carolina facility. Additionally, the Marketing and Publishing Services segment reported $1.4 million of non-cash costs related to asset impairment charges.

Operating Income. As a result of the foregoing, consolidated operating income increased $4.5 million to $176.7 million for the six months ended July 3, 2010 compared to $172.2 million for the comparable period in 2009. As a percentage of net sales, operating income was 23.1% and 22.5% for the six-month periods ended July 3, 2010 and July 4, 2009, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Six months ended
In thousands	July 3, 2010	July 4, 2009	$ Change	% Change
Holdings:
Interest expense	$27,986	$28,126	$(140)	(0.5%)
Amortization of debt discount, premium and deferred financing costs	966	967	(1)	(0.1%)

Holdings interest expense, net	28,952	29,093	(141)	(0.5%)

Visant:
Interest expense	24,785	25,483	(698)	(2.7%)
Amortization of debt discount, premium and deferred financing costs	2,649	3,264	(615)	(18.8%)
Interest income	(131)	(191)	60	NM

Visant interest expense, net	27,303	28,556	(1,253)	(4.4%)

Interest expense, net	$56,255	$57,649	$(1,394)	(2.4%)

NM = Not meaningful

Net interest expense decreased $1.3 million, or 2.4%, to $56.3 million for the six months ended July 3, 2010 compared to $57.6 million for the comparative prior year period, primarily due to lower interest rates on the Term Loan C facility, lower average outstanding borrowings under our revolving credit facilities and lower amortization costs.

Income Taxes. The Company has recorded an income tax provision for the six months ended July 3, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2010 are 37.1% and 37.2% for Holdings and Visant, respectively, before consideration of the effects of less than $0.1 million of net tax and interest accruals considered a current period tax benefit. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 37.1% and 37.2% for Holdings and Visant, respectively, for the six-month period ended July 3, 2010.

For the comparable six-month period ended July 4, 2009, the effective rates of income tax expense for Holdings and Visant were 39.0% and 38.6%, respectively. The decrease in effective income tax rates from 2009 to 2010 was due primarily to the statutory increase in the percentage used to determine the Company’s domestic manufacturing deduction.

Net Income. As a result of the aforementioned items, net income increased $5.8 million to $75.8 million for the six months ended July 3, 2010 compared to net income of $70.0 million for the six months ended July 4, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first six months of fiscal 2010 and 2009 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Six months ended
In thousands	July 3, 2010	July 4, 2009
Net cash provided by operating activities	$76,014	$108,379
Net cash used in investing activities	(40,683)	(21,259)
Net cash used in financing activities	(132,496)	(142,506)
Effect of exchange rate changes on cash	(724)	(779)

Decrease in cash and cash equivalents	$(97,889)	$(56,165)

For the six months ended July 3, 2010, operating activities generated cash of $76.0 million compared with $108.4 million for the comparable prior year period. The decrease in cash provided by operating activities of $32.4 million was attributable to increased net working capital, primarily due to changes in accounts receivable, offset somewhat by higher cash earnings for the six months ended July 3, 2010 versus the comparable 2009 period.

Net cash used in investing activities for the six months ended July 3, 2010 was $40.7 million compared with $21.3 million for the comparative 2009 period. The $19.4 million change was primarily driven by the acquisitions of Rock Creek and Intergold for an aggregate of $9.1 million, during the first six months of 2010. In addition, our capital expenditures relating to purchases of property, plant and equipment were $31.5 million and $22.9 million for the six months ended July 3, 2010 and July 4, 2009, respectively.

Net cash used in financing activities for the six months ended July 3, 2010 was $132.5 million, compared with $142.5 million for the comparable 2009 period. The $10.0 million decrease primarily related to increased net borrowings for various equipment and capital lease arrangements. Net cash used in financing activities for the six months ended July 3, 2010 consisted of $137.6 million for the payment of the Distribution described below, offset by an increase in net borrowings of $5.5 million.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “Distribution”) on Holdings’ outstanding common stock. The Distribution was paid on March 1, 2010 to stockholders of record on February 26, 2010. The Distribution was funded from cash on hand.

During the six months ended July 3, 2010, Visant transferred approximately $137.7 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make the Distribution. The Distribution was included in

Holdings’ condensed consolidated balance sheet as a reduction in accumulated earnings and additional paid-in-capital, and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

During the six months ended July 3, 2010, Visant also transferred approximately $12.7 million of cash from Visant Secondary Holding Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million principal amount of 8.75% senior notes due 2013 and its $247.2 million principal amount at maturity of 10.25% senior discount notes. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

During the six months ended July 4, 2009, Visant transferred approximately $16.0 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on its $350 million principal amount of 8.75% senior notes due 2013 and its $247.2 million principal amount at maturity of 10.25% senior discount notes. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

We use cash generated from operations primarily for debt service obligations and capital expenditures and to fund other working capital requirements. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future refinancings of our debt. Based upon the current level of operations, we anticipate that cash flow from operations, available cash and cash equivalents are adequate to meet our liquidity needs for the next twelve months.

We have substantial debt service requirements. As of July 3, 2010, we had total indebtedness of $1,430.0 million (exclusive of $13.3 million letters of credit outstanding) and cash and cash equivalents of $15.4 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under Visant’s senior secured credit facilities, which included $86.7 million of available borrowings under Visant’s $100 million revolving credit facilities as of July 3, 2010. As of July 3, 2010, Visant had $316.5 million outstanding under the Term C Loan facility, $500 million aggregate principal amount of the Visant senior subordinated notes, $350 million aggregate principal amount of the Holdings senior notes, $247.2 million aggregate principal amount at maturity of the Holdings discount notes, $13.3 million outstanding in the form of standby letters of credit under its secured credit facilities and $16.3 million in borrowings under equipment financing and capital lease arrangements. There were no borrowings under our senior secured revolving credit facilities as of July 3, 2010.

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

As of July 3, 2010, the Company was in compliance with all covenants under its material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended July 3, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

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

During the quarter ended July 3, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements, during the three months ended July 3, 2010, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors during the quarter ended July 3, 2010. For additional information, refer to Item 1A of our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the second fiscal quarter ended July 3, 2010, we did not issue or sell any equity securities except that on April 12, 2010, 780 shares of Holdings’ Class A Common Stock were issued to a former employee upon exercise of vested options for an aggregate exercise price of $30,474.60, in accordance with Section 4(2) of the Securities Act.

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

VISANT HOLDING CORP.

Date: August 12, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 12, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: August 12, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: August 12, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)