Form 10-Q
period 2010-10-02
VISANT HOLDING CORP; VISANT CORP
filed 2010-11-16
CIK 1277021, 1308085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

As of November 9, 2010, there were 5,967,265 shares of Class A Common Stock, par value $.01 per share, and one share of Class C Common Stock, par value $.01 per share, of Visant Holding Corp. outstanding and 1,000 shares of common stock, par value $.01 per share, of Visant Corporation outstanding (all of which are beneficially owned by Visant Holding Corp.).

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

Note: In connection with the refinancing consummated by Visant, prior to the end of our fiscal third quarter 2010, on September 22, 2010, Holdings’ outstanding 10.25% Senior Discount Notes due 2013 (the “Senior Discount Notes”) and 8.75% Senior Notes due 2013 (the “Senior Notes”) and Visant’s outstanding 7.625% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes” and together with the Senior Discount Notes and the Senior Notes, the “Old Notes”) were either purchased for cash pursuant to tender offers made in respect of the Old Notes or satisfied and discharged by Holdings and Visant by delivering to the applicable trustee, for the respective series of Old Notes in trust, amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices of redemption given by Holdings or Visant, as applicable, with respect to the respective series of Old Notes. Accordingly, Holdings and Visant have no further reporting obligations pursuant to the indentures governing the Old Notes. In connection with the refinancing, Visant sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act, $750.0 million aggregate principal amount of 10.00% Senior Notes due 2017 (the “New Senior Notes”). Visant has agreed to file an exchange offer registration statement to exchange the New Senior Notes and related guarantees for a new issue of substantially identical notes and guarantees registered under the Securities Act and, accordingly, anticipates continuing to file annual reports on Form 10-K and quarterly reports on Form 10-Q pursuant to its reporting obligations under the indenture governing the New Senior Notes. Holdings’ information in this report is being provided voluntarily for informational purposes. Holdings does not currently have nor will it have an ongoing reporting obligation, and Holdings will no longer be reflected as a registrant on current or periodic filings under the Exchange Act after the filing of the Form 10-K for fiscal year 2010. Further information regarding the presentation of Holdings’ financial condition and results of operations is provided elsewhere in this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
In thousands	2010	2009	2010	2009
Net sales	$224,287	$235,901	$989,389	$1,000,273
Cost of products sold	120,585	128,071	451,104	462,342

Gross profit	103,702	107,830	538,285	537,931
Selling and administrative expenses	92,368	92,959	347,353	338,644
(Gain) loss on disposal of fixed assets	(303)	(223)	203	(453)
Special charges	995	2,395	3,383	14,816

Operating income	10,642	12,699	187,346	184,924
Interest expense, net	31,444	27,894	87,699	85,543
Loss on repurchase and redemption of debt	37,680	—	37,680	—

(Loss) income before income taxes	(58,482)	(15,195)	61,967	99,381
(Benefit from) provision for income taxes	(13,503)	(7,105)	31,169	37,523

Net (loss) income	$(44,979)	$(8,090)	$30,798	$61,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$11,282	$113,330
Accounts receivable, net	125,573	113,274
Inventories	90,184	102,749
Salespersons overdrafts, net of allowance of $9,482 and $8,737, respectively	30,536	28,518
Income taxes receivable	2,561	2,645
Prepaid expenses and other current assets	13,133	18,242
Deferred income taxes	28,337	14,521

Total current assets	301,606	393,279

Property, plant and equipment	469,515	441,985
Less accumulated depreciation	(255,379)	(231,153)

Property, plant and equipment, net	214,136	210,832
Goodwill	1,008,428	1,004,317
Intangibles, net	517,201	550,630
Deferred financing costs, net	50,775	20,053
Deferred income taxes	2,605	—
Other assets	16,525	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,116,131	$2,197,698

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Short-term borrowings	$92,500	$196
Accounts payable	53,038	48,017
Accrued employee compensation and related taxes	32,301	42,555
Commissions payable	8,058	21,956
Customer deposits	53,944	183,975
Income taxes payable	349	628
Current portion of long-term debt and capital leases	16,208	1,862
Interest payable	5,099	15,122
Other accrued liabilities	28,118	29,476

Total current liabilities	289,615	343,787

Long-term debt and capital leases - less current maturities	1,975,418	1,421,631
Deferred income taxes	178,062	150,352
Pension liabilities, net	52,026	55,755
Other noncurrent liabilities	49,402	40,870

Total liabilities	2,544,523	2,012,395

Mezzanine equity	8,564	9,147
Common stock:
Class A $.01 par value; authorized 7,000,000 shares; issued and outstanding: 5,967,265 and 5,964,690 shares at October 2, 2010 and January 2, 2010
Class B $.01 par value; non-voting; authorized 2,724,759 shares; issued and outstanding: none at October 2, 2010 and January 2, 2010
Class C $.01 par value; authorized 1 share; issued and outstanding: 1 share at October 2, 2010 and January 2, 2010	60	60
Additional paid-in-capital	9,545	173,568
Accumulated (deficit) earnings	(413,701)	33,813
Treasury stock	(5,129)	(4,138)
Accumulated other comprehensive loss	(27,731)	(27,147)

Total stockholders’ (deficit) equity	(436,956)	176,156

Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$2,116,131	$2,197,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	October 2,	October 3,
In thousands	2010	2009
Net income	$30,798	$61,858
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	33,904	32,035
Amortization of intangible assets	43,008	43,414
Amortization of debt discount, premium and deferred financing costs	5,609	6,024
Other amortization	391	460
Deferred income taxes	12,429	(13,858)
Loss on repurchase and redemption of debt	14,778	—
Loss (gain) on disposal of fixed assets	203	(453)
Stock-based compensation	10,045	575
Excess tax benefit from share-based arrangements	(53)	(2,909)
Loss on asset impairments	198	6,036
Changes in assets and liabilities:
Accounts receivable	(10,421)	13,385
Inventories	14,061	15,667
Salespersons overdrafts	(1,999)	(814)
Prepaid expenses and other current assets	4,034	13,451
Accounts payable and accrued expenses	(10,621)	2,651
Customer deposits	(130,246)	(129,161)
Commissions payable	(13,952)	(15,278)
Income taxes payable/receivable	11,602	40,414
Interest payable	(10,023)	4,949
Other	(8,520)	(13,509)

Net cash (used in) provided by operating activities	(4,775)	64,937

Purchases of property, plant and equipment	(43,163)	(37,047)
Proceeds from sale of property and equipment	659	3,042
Acquisition of business, net of cash acquired	(9,906)	(869)
Additions to intangibles	(741)	(553)
Other investing activities, net	8	(1)

Net cash used in investing activities	(53,143)	(35,428)

Short-term borrowings	308,700	5,296
Short-term repayments	(216,200)	(137,000)
Repurchase of common stock and payments for stock-based awards	(1,017)	(5,796)
Principal payments on long-term debt and capital lease obligations	(1,416,280)	—
Proceeds from issuance of long-term debt and capital leases	1,983,234	—
Proceeds from issuance of common stock	30	—
Excess tax benefit from share-based arrangements	53	2,909
Distribution to stockholders	(654,741)	—
Debt financing costs	(47,585)	(2,619)

Net cash used in financing activities	(43,806)	(137,210)

Effect of exchange rate changes on cash and cash equivalents	(324)	(441)

Decrease in cash and cash equivalents	(102,048)	(108,142)
Cash and cash equivalents, beginning of period	113,330	118,273

Cash and cash equivalents, end of period	$11,282	$10,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
In thousands	2010	2009	2010	2009
Net sales	$224,287	$235,901	$989,389	$1,000,273
Cost of products sold	120,585	128,071	451,104	462,342

Gross profit	103,702	107,830	538,285	537,931
Selling and administrative expenses	98,374	92,717	347,313	337,771
(Gain) loss on disposal of fixed assets	(303)	(223)	203	(453)
Special charges	995	2,395	3,383	14,816

Operating income	4,636	12,941	187,386	185,797
Interest expense, net	18,372	13,419	45,675	41,975
Loss on repurchase and redemption of debt	9,693	—	9,693	—

(Loss) income before income taxes	(23,429)	(478)	132,018	143,822
(Benefit from) provision for income taxes	(1,861)	(1,306)	55,951	54,420

Net (loss) income	$(21,568)	$828	$76,067	$89,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2,	January 2,
In thousands, except share amounts	2010	2010
ASSETS
Cash and cash equivalents	$9,514	$113,093
Accounts receivable, net	125,573	113,274
Inventories	90,184	102,749
Salespersons overdrafts, net of allowance of $9,482 and $8,737, respectively	30,536	28,518
Prepaid expenses and other current assets	13,098	18,242
Deferred income taxes	17,856	14,521

Total current assets	286,761	390,397

Property, plant and equipment	469,515	441,985
Less accumulated depreciation	(255,379)	(231,153)

Property, plant and equipment, net	214,136	210,832
Goodwill	1,008,428	1,004,317
Intangibles, net	517,201	550,630
Deferred financing costs, net	50,775	12,484
Deferred income taxes	2,605	—
Other assets	16,525	13,732
Prepaid pension costs	4,855	4,855

Total assets	$2,101,286	$2,187,247

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$92,500	$196
Accounts payable	53,037	48,017
Accrued employee compensation and related taxes	32,301	42,555
Commissions payable	8,058	21,956
Customer deposits	53,944	183,975
Income taxes payable	46,276	1,643
Current portion of long-term debt and capital leases	16,208	1,862
Interest payable	5,099	10,458
Other accrued liabilities	27,156	29,471

Total current liabilities	334,579	340,133

Long-term debt and capital leases - less current maturities	1,975,418	824,431
Deferred income taxes	179,054	188,035
Pension liabilities, net	52,026	55,755
Other noncurrent liabilities	48,585	39,091

Total liabilities	2,589,662	1,447,445

Mezzanine equity	30	—
Preferred stock $.01 par value; authorized 300,000 shares; none issued and outstanding at October 2, 2010 and January 2, 2010	—	—
Common stock $.01 par value; authorized 1,000 shares; 1,000 shares issued and outstanding at October 2, 2010 and January 2, 2010	—	—
Additional paid-in-capital	40	570,180
Accumulated (deficit) earnings	(460,715)	196,769
Accumulated other comprehensive loss	(27,731)	(27,147)

Total stockholder’s (deficit) equity	(488,406)	739,802

Total liabilities and stockholder’s (deficit) equity	$2,101,286	$2,187,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	October 2,	October 3,
In thousands	2010	2009
Net income	$76,067	$89,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,904	32,035
Amortization of intangible assets	43,008	43,414
Amortization of debt discount, premium and deferred financing costs	4,211	4,574
Other amortization	391	460
Deferred income taxes	(13,772)	(13,431)
Loss on repurchase and redemption of debt	8,607	—
Loss (gain) on disposal of fixed assets	203	(453)
Stock-based compensation	10,045	—
Loss on asset impairments	198	6,036
Changes in assets and liabilities:
Accounts receivable	(10,421)	13,385
Inventories	14,061	15,667
Salespersons overdrafts	(1,999)	(814)
Prepaid expenses and other current assets	4,069	13,451
Accounts payable and accrued expenses	(10,622)	2,650
Customer deposits	(130,246)	(129,161)
Commissions payable	(13,952)	(15,278)
Income taxes payable	44,665	39,087
Interest payable	(5,359)	(9,185)
Other	(8,508)	(13,485)

Net cash provided by operating activities	44,550	78,354

Purchases of property, plant and equipment	(43,163)	(37,047)
Proceeds from sale of property and equipment	659	3,042
Acquisition of business, net of cash acquired	(9,906)	(869)
Additions to intangibles	(741)	(553)
Other investing activities, net	8	(1)

Net cash used in investing activities	(53,143)	(35,428)

Short-term borrowings	308,700	5,296
Short-term repayments	(216,200)	(137,000)
Principal payments on long-term debt and capital lease obligations	(819,080)	—
Proceeds from issuance of long-term debt and capital leases	1,983,234	—
Distribution to stockholder	(1,303,731)	(15,981)
Debt financing costs	(47,585)	(2,619)

Net cash used in financing activities	(94,662)	(150,304)

Effect of exchange rate changes on cash and cash equivalents	(324)	(441)

Decrease in cash and cash equivalents	(103,579)	(107,819)
Cash and cash equivalents, beginning of period	113,093	117,601

Cash and cash equivalents, end of period	$9,514	$9,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

VISANT HOLDING CORP.

VISANT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Overview

The Company is a marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. The Company sells products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, the availability of school funding, product and service offerings and quality and price.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein are:

•	Visant Holding Corp. and its wholly-owned subsidiaries (“Holdings”) which includes Visant Corporation (“Visant”); and

•	Visant and its wholly-owned subsidiaries.

There are no significant differences between the results of operations and financial condition of Visant Corporation and those of Visant Holding Corp., other than on a historical basis for stock compensation expense, interest expense and the related income tax effect of certain indebtedness of Holdings.

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

Advertising

The Company expenses advertising costs as incurred. Selling and administrative expenses included advertising expense of $2.8 million and $1.7 million for the quarters ended October 2, 2010 and October 3, 2009, respectively. Advertising expense totaled $6.1 million for the nine months ended October 2, 2010 and $4.5 million for the nine months ended October 3, 2009.

Warranty Costs

Provisions for warranty costs related to Jostens’ scholastic products, particularly class rings due to their lifetime warranty, are recorded based on historical information and current trends in manufacturing costs. The provision related to the lifetime warranty is based on the number of rings manufactured in the prior school year. The total net warranty costs on rings were $0.8 million and $0.7 million for the three-month periods ended October 2, 2010 and October 3, 2009, respectively. For the nine months ended October 2, 2010 and October 3, 2009, the total net warranty costs were $3.6 million and $3.4 million, respectively. Warranty repair costs for rings manufactured in the current school year are expensed as incurred. Accrued warranty costs included in the condensed consolidated balance sheets were approximately $0.6 million as of each of October 2, 2010 and January 2, 2010.

Stock-based Compensation

The Company recognizes compensation expense related to all equity awards granted, including awards modified, repurchased or cancelled based on the fair values of the awards at the grant date. The Company recognized total stock-based compensation expense of approximately $4.1 million and $0.2 million for the three-month periods ended October 2, 2010 and October 3, 2009, respectively, which was included in selling and administrative expenses. Stock-based compensation expense totaled $10.0 million and $0.6 million for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively. Refer to Note 15, Stock-based Compensation, for further details.

Mezzanine Equity

Certain management stockholder agreements contain a purchase feature pursuant to which, in the event the holder’s employment terminates as a result of the death or permanent disability (as defined in the agreement) of the holder, the holder (or his/her estate, in the case of death) has the option to require Holdings to purchase the common shares or vested options from the holder (estate) and settle the amounts in cash. Equity instruments are considered temporary equity and have been classified as mezzanine equity in the balance sheet as of October 2, 2010 and January 2, 2010, respectively.

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

On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments (the “Transactions”) through the combination of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. and its subsidiaries (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”).

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJ Merchant Banking Partners II, L.P. (“DLJMBP II”), and DLJMBP III owned approximately 82.5% of Holdings’ outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of the voting interest and 45.0% of the economic interest of Holdings, DLJMBP III and certain of its affiliates held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. As of October 2, 2010, an affiliate of KKR and DLJMBP III and certain of its affiliates (the “Sponsors”) held approximately 49.1% and 41.1%, respectively, of Holdings’ voting interest, while each held approximately 44.6% of Holdings’ economic interest. As of October 2, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.7% of the economic interest of Holdings.

4.	Restructuring Activity and Other Special Charges

During the three months ended October 2, 2010, the Company recorded $0.9 million of restructuring costs and $0.1 million of other special charges. The Scholastic segments incurred $0.4 million of severance and related benefits for headcount reductions associated with the closure of the Unadilla, Georgia facility and $0.1 million of other facility closure costs. The Marketing and Publishing Services segments incurred $0.1 million of severance and related benefits for headcount reductions associated with reductions in force and $0.4 million of costs associated with the exit of certain leased office space. The associated employee headcount reductions related to the above actions were two and 84 in the Marketing and Publishing Services and Scholastic segments, respectively.

For the nine-month period ended October 2, 2010, the Company recorded $3.2 million of restructuring costs and $0.2 million of other special charges. Restructuring costs for the nine months ended October 2, 2010 included $1.6 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.3 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 142, 13 and 23 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

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

Restructuring accruals of $2.0 million and $3.2 million as of October 2, 2010 and January 2, 2010, respectively, are included in other accrued liabilities in the condensed consolidated balance sheets. The accruals include amounts provided for severance and related benefits related to headcount reductions in the Scholastic, Memory Book and Marketing and Publishing Services segments.

On a cumulative basis through October 2, 2010, the Company incurred $19.2 million of employee severance and related benefit costs associated with the 2010, 2009 and 2008 cost savings initiatives, which affected 1,044 employees. The Company has paid $17.2 million in cash related to these cost savings initiatives.

Changes in the restructuring accruals during the first nine months of 2010 were as follows:

In thousands	2010 Initiatives	2009 Initiatives	2008 Initiatives	Total
Balance at January 2, 2010	$—	$3,103	$62	$3,165
Restructuring charges	2,830	355	—	3,185
Severance and related benefits paid	(1,536)	(2,735)	(62)	(4,333)

Balance at October 2, 2010	$1,294	$723	$—	$2,017

The Company expects the majority of the remaining severance and related benefits associated with the 2010 and 2009 initiatives to be paid by the end of 2011.

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

On April 21, 2010, the Company announced it had acquired, through a wholly owned subsidiary of Jostens, approximately 96 percent of the issued and outstanding common shares of Intergold Ltd. (“Intergold”) in connection with a cash offer to acquire all of the issued and outstanding common shares of Intergold. The Company subsequently exercised its right to acquire the remaining common shares pursuant to the compulsory acquisition provisions of the Business Corporations Act (Alberta). The total purchase price of $5.9 million included $4.4 million paid in cash at closing and $1.5 million of assumed debt. Intergold designs, manufactures and sells precious and non-precious metal custom recognition and fashion jewelry, including for the scholastic and champion sports segments. The results of the acquired Intergold operations are reported as part of the Scholastic segment from the date of acquisition. None of the goodwill or intangible assets will be amortized for tax purposes.

On July 13, 2010, the Company acquired certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand) (the “Daden Assets”). The total purchase price of $0.8 million was paid in cash at closing, inclusive of $0.2 million from an earn-out provision, subject to a working capital adjustment. The results of the acquired operations are reported as part of the Scholastic segment from the date of acquisition. The estimated fair value of the identifiable intangible assets, which relate solely to customer relationships, is $0.3 million and will be amortized over a two-year period. There was no goodwill recognized as a result of this acquisition.

The aggregate cost of the acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their relative fair values as of the date of the acquisition.

The allocation of the purchase price for the Rock Creek, Intergold and Daden acquisitions was as follows:

In thousands	October 2, 2010
Current assets	$3,242
Property, plant and equipment	1,104
Intangible assets	5,920
Goodwill	4,088
Long-term assets	2,486
Current liabilities	(2,772)
Long-term liabilities	(1,884)

$12,184

In connection with the purchase accounting related to the acquisitions of Rock Creek, Intergold and the Daden Assets, the intangible assets and goodwill approximated $10.0 million and consisted of:

In thousands	October 2, 2010
Customer relationships	$5,437
Trademarks (definite lived)	483
Goodwill	4,088

$10,008

Customer relationships for the Rock Creek, Intergold, and Daden Assets acquisitions are being amortized on a straight line basis over a three-, ten- and two-year period, respectively. Trademarks related to the Intergold acquisition are being amortized on a straight line basis over a 20 year period.

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

6.	Other Comprehensive (Loss) Income

The following amounts were included in determining comprehensive (loss) income for Holdings as of the dates indicated:

	Three months ended		Nine months ended
In thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net (loss) income	$(44,979)	$(8,090)	$30,798	$61,858
Change in cumulative translation adjustment	744	205	(145)	966
Pension and other postretirement benefit plans, net of tax	(147)	(151)	(439)	(453)

Comprehensive (loss) income	$(44,382)	$(8,036)	$30,214	$62,371

The following amounts were included in determining comprehensive (loss) income for Visant as of the dates indicated:

	Three months ended		Nine months ended
In thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net (loss) income	$(21,568)	$828	$76,067	$89,402
Change in cumulative translation adjustment	744	205	(145)	966
Pension and other postretirement benefit plans, net of tax	(147)	(151)	(439)	(453)

Comprehensive (loss) income	$(20,971)	$882	$75,483	$89,915

7.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	October 2, 2010	January 2, 2010
Trade receivables	$135,578	$125,870
Allowance for doubtful accounts	(5,209)	(5,085)
Allowance for sales returns	(4,796)	(7,511)

Accounts receivable, net	$125,573	$113,274

Inventories were comprised of the following:

In thousands	October 2, 2010	January 2, 2010
Raw materials and supplies	$39,704	$36,091
Work-in-process	24,641	35,456
Finished goods	25,839	31,202

Inventories	$90,184	$102,749

Precious Metals Consignment Arrangement

The Company has a precious metals consignment arrangement with a major financial institution whereby it currently has the ability to obtain up to the lesser of a certain specified quantity of precious metals and $45.0 million in dollar value in consigned inventory. As required by the terms of this agreement, the Company does not take title to consigned inventory until payment. Accordingly, the Company does not include the value of consigned inventory or the corresponding liability in its financial statements. The value of consigned inventory at October 2, 2010 and January 2, 2010 was $31.8 million and $27.7 million, respectively. The agreement does not have a stated term, and it can be terminated by either party upon 60 days written notice. Additionally, the Company expensed consignment fees related to the facility of $0.3 million and $0.1 million for the three-month periods ended October 2, 2010 and October 3, 2009 respectively. The consignment fees expensed for the nine-months ended October 2, 2010 and October 3, 2009 were $0.7 and $0.4 million, respectively. The obligations under the consignment agreement are guaranteed by Visant.

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

In addition to financial assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record non-financial assets and liabilities at fair value on a nonrecurring basis. During the nine months ended October 2, 2010, assets that were recorded at fair value on a nonrecurring basis were as a result of impairment charges. Long-lived assets were measured at fair value on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. For the nine-month period ended October 2, 2010, long-lived assets with a carrying amount of $0.2 million exceeded the expected cash flows and were written down to their fair value of $0, resulting in an impairment charge of $0.2 million. The following table provides information by level for non-financial assets and liabilities that were measured at fair value during 2010 on a nonrecurring basis.

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Market for Identical Assets Level 1	Significant Other Observable Input Level 2	Significant Unobservable Inputs Level 3	Total Loss
In thousands	October 2, 2010
Long-lived assets	$—	—	—	$198	$198

In addition to the methods and assumptions the Company uses to record the fair value of financial and non-financial instruments as discussed above, the Company used the following methods and assumptions to estimate the fair value of its financial instruments, which are not recorded at fair value on the balance sheet as of October 2, 2010. As of October 2, 2010, the fair value of the term loan B facility under Visant’s senior secured credit facilities was estimated based on quoted market prices for comparable instruments. The fair value of the term loan B facility, with a principal amount of $1,250.0 million, approximated $1,258.3 million. As of October 2, 2010, the fair value of the Visant 10.00% senior notes due 2017 (the “New Senior Notes”) was estimated based on quoted market prices. The fair value of the New Senior Notes, with a principal amount of $750.0 million, approximated $774.4 million.

As of January 2, 2010, the fair value of each of Holdings’ then outstanding senior discount notes and senior notes and Visant’s then outstanding senior subordinated notes was based on respective quoted market prices and the fair value of the then outstanding term loan C facility was estimated based on quoted market prices for comparable instruments. The fair value of such Holdings’ senior discount notes, with a principal amount of $247.2 million at maturity, approximated $255.5 million at January 2, 2010. The fair value of such Holdings’ senior notes, with a principal amount of $350.0 million, approximated $361.4 million at January 2, 2010. The fair value of such Visant senior subordinated notes, with a principal amount of $500.0 million, approximated $503.1 million at January 2, 2010. The fair value of such term loan C facility, with a principal amount of $316.5 million, approximated $310.2 million at January 2, 2010. Refer to Note 10, Debt, for additional disclosure in relation to the debt instruments and the refinancing of our debt in September 2010.

9.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill is as follows:

In thousands	Scholastic	Memory Book	Marketing and Publishing Services	Total
Balance at January 2, 2010	$305,806	$391,553	$306,958	$1,004,317
Goodwill additions during the period	4,088	—	—	4,088
Reduction in goodwill	—	—	—	—
Currency translation	(14)	37	—	23

Balance at October 2, 2010	$309,880	$391,590	$306,958	$1,008,428

Additions to goodwill during the nine months ended October 2, 2010 relate to the Rock Creek and Intergold acquisitions.

Information regarding other intangible assets is as follows:

		October 2, 2010			January 2, 2010
In thousands	Estimated useful life	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
School relationships	10 years	$330,000	$(237,069)	$92,931	$330,000	$(212,414)	$117,586
Internally developed software	2 to 5 years	9,800	(9,800)	—	9,800	(9,800)	—
Patented/unpatented technology	3 years	20,289	(18,351)	1,938	20,211	(17,692)	2,519
Customer relationships	4 to 40 years	161,340	(36,237)	125,103	162,789	(33,808)	128,981
Trademarks (definite lived)	20 years	480	(10)	470	—	—	—
Restrictive covenants	3 to 10 years	66,458	(38,179)	28,279	81,009	(47,945)	33,064

		588,367	(339,646)	248,721	603,809	(321,659)	282,150
Trademarks	Indefinite	268,480	—	268,480	268,480	—	268,480

		$856,847	$(339,646)	$517,201	$872,289	$(321,659)	$550,630

Amortization expense related to other intangible assets was $14.2 million and $14.6 million for the three months ended October 2, 2010 and October 3, 2009, respectively. For the nine months ended October 2, 2010 and October 3, 2009, amortization expense related to other intangible assets was $43.0 million and $43.4 million, respectively. During the nine-month period ended October 2, 2010, approximately $25.7 million of fully amortized customer relationships and restrictive covenants were written off.

Based on intangible assets in service as of October 2, 2010, estimated amortization expense for the remainder of fiscal 2010 and each of the five succeeding fiscal years is $14.1 million, $54.5 million, $51.5 million, $33.4 million, $12.8 million and $12.0 million, respectively.

10.	Debt

Debt consists of the following:

In thousands	October 2, 2010	January 2, 2010
Holdings:
Senior discount notes, 10.25% fixed rate, with semi-annual interest payments of $12.7 million, paid in full September 2010	$—	$247,200
Senior notes, 8.75% fixed rate, with semi-annual interest payments of $15.3 million, paid in full September 2010	—	350,000
Visant:
Borrowings under senior secured credit facility:
Term Loan C, variable rate, 2.23% at January 2, 2010 with semi-annual interest payments, paid in full September 2010	—	316,500
Senior subordinated notes, 7.625% fixed rate, with semi-annual interest payments of $19.1 million, paid in full September 2010	—	500,000
Borrowings under senior secured credit facilities, net of original issue discount of $24.9 million:
Term Loan B, variable rate, 7.00% at October 2, 2010 with amortization of principal and interest payments due quarterly, principal due and payable at maturity- December 2016	1,225,120	—
Senior notes, 10.00% fixed rate, with semi-annual interest payments of $37.5 million in April and October, principal due and payable at maturity- October 2017	750,000	—

	1,975,120	1,413,700
Borrowings under senior secured revolving credit facilities	92,500	—
Borrowings related to equipment financing arrangements	7,651	1,069
Capital lease obligations	8,855	8,920

Total Debt	$2,084,126	$1,423,689

The 2010 Refinancing; Debt Before the 2010 Refinancing

In connection with the Transactions, Visant entered into senior secured credit facilities in an aggregate amount of $1,270 million, originally consisting of $150.0 million of a term loan A facility, an $870.0 million term loan B facility and $250.0 million of revolving credit facilities (the “Old Credit Facilities”), and issued $500.0 million aggregate principal amount of 7.625% senior subordinated notes due 2012 (the “Senior Subordinated Notes”). Also in connection with the Transactions, Jostens, Von Hoffmann and Arcade repaid their existing indebtedness having an aggregate face value of $1,392.6 million, including the redemption value of certain remaining redeemable preferred stock. All outstanding obligations under the term loan A facility were repaid by the end of fiscal 2005. In 2007, we prepaid $400.0 million of scheduled payments under the term loan C facility with the proceeds generated from the sale of the Von Hoffmann businesses. With these pre-payments, the outstanding balance under the term loan C facility was reduced to $316.5 million. On May 28, 2009, we entered into an amendment which resulted in a reduction of the revolving credit commitments from an aggregate of $250.0 million to an aggregate of $100.0 million. The Old Credit Facilities were replaced by the New Credit Facilities described below.

On December 2, 2003, Holdings issued $247.2 million in principal amount at maturity of 10.25% senior discount notes due 2013 (the “Senior Discount Notes”) for gross proceeds of $150.0 million. At the end of the first quarter of 2006, Holdings issued $350.0 million of 8.75% senior notes due 2013 (the “Senior Notes” and together with the Senior Subordinated Notes and the Senior Discount Notes, the “Old Notes”), with settlement on April 4, 2006.

In connection with the refinancing consummated by Visant, prior to the end of our fiscal third quarter 2010, on September 22, 2010 (the “2010 Refinancing”), Visant sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act, $750.0 million aggregate principal amount of 10.00% Senior Notes due 2017 (the “New Senior Notes”) and entered into a $1,250.0 million term loan B facility maturing in 2016 (the “New Term Loan Facility”), and a $175.0 million revolving credit facility expiring in 2015 (the “New Revolving Credit Facility, and together with the New Term Loan Facility, the “New Credit Facilities”). A portion of the proceeds from the New Term Loan Facility and the offering of the New Senior Notes were used by Visant to (1) repay in full the Old Credit Facilities, or (2) repurchase directly or through Holdings the outstanding Senior Discount Notes, Senior Notes and Senior Subordinated Notes pursuant to tender offers made in respect of the Old Notes or by satisfaction and discharge of the Old Notes directly or through Holdings by delivering to the applicable trustee, for the respective series of Old Notes in trust, amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices of redemption given by Holdings or Visant, as applicable, with respect to the respective series of Old Notes.

Debt After the 2010 Refinancing

The New Credit Facilities are among Visant, as borrower, Jostens Canada Ltd. (“Jostens Canada”), as Canadian borrower, Visant Secondary Holdings Corp. (“Visant Secondary”), as guarantor, the lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and Credit Suisse AG, Toronto Branch, as Canadian administrative agent, for the New Term Loan Facility in an aggregate amount of $1,250.0 million, the New Revolving Credit Facility consisting of a $165.0 million U.S. revolving credit facility available to Visant and its subsidiaries and a $10.0 million Canadian revolving credit facility available to Jostens Canada. The borrowing capacity under the New Revolving Credit Facility can also be used for the issuance of up to $35.0 million of letters of credit (inclusive of a Canadian letter of credit facility). The New Credit Facilities allow Visant, subject to certain conditions, to incur additional term loans under the New Term Loan Credit Facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the New Term Loan Credit Facility. Amounts borrowed under the New Term Loan Credit Facility that are repaid or prepaid may not be reborrowed.

Visant’s obligations under the New Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary and all of Visant’s material current and future wholly-owned domestic subsidiaries. The obligations of Jostens Canada under the New Credit Facilities are unconditionally and irrevocably guaranteed jointly and severally by Visant Secondary, Visant, Visant’s material current and future domestic wholly-owned subsidiaries and by any future Canadian subsidiaries of Visant. Visant’s obligations under the New Credit Facilities, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements, in each case with lenders or affiliates of lenders), are secured by substantially all of Visant’s assets and substantially all of the assets of Visant Secondary and Visant’s material current and future domestic subsidiaries, including but not limited to:

•

all of Visant’s capital stock and the capital stock of each of Visant’s existing and future direct and indirect subsidiaries, except that with respect to foreign subsidiaries such lien and pledge is limited to 65% of the capital stock of “first-tier” foreign subsidiaries (and excludes the stock of all other foreign subsidiaries); and

•	substantially all of Visant’s material existing and future domestic subsidiaries’ tangible and intangible assets (subject to an exception for up to $125.0 million of assets).

The obligations of Jostens Canada under the New Credit Facilities, and the guarantees of those obligations, are secured by the collateral referred to in the prior paragraph and substantially all of the tangible and intangible assets of Jostens Canada and any future Canadian subsidiaries of Visant.

The New Credit Facilities require that Visant not exceed a maximum total leverage ratio, that it meet a minimum interest coverage ratio and that it abide by a maximum capital expenditure limitation. In addition, the New Credit Facilities contain certain restrictive covenants which, among other things, limit Visant’s and its subsidiaries’ ability to incur additional indebtedness and liens, pay dividends, prepay subordinated and senior unsecured debt, make investments, merge or consolidate, change the business, amend the terms of its subordinated and senior unsecured debt, engage in certain dispositions of assets, enter into sale and leaseback transactions, engage in certain transactions with affiliates and engage in certain other activities customarily restricted in such agreements. It also contains certain customary events of default, subject to applicable grace periods, as appropriate.

The dividend restrictions under the New Credit Facilities apply only to Visant and Visant Secondary, and essentially prohibit all dividends other than (1) dividends used by Holdings to repurchase shares under management and employee compensation plans, (2) other dividends so long as the amount thereof does not exceed $50.0 million plus an additional amount based on Visant’s excess cash flow (subject to a senior secured leverage-based incurrence test) and the amount of any capital contributions received by Visant after the effective date of the New Credit Facilities and (3) pursuant to other customary exceptions, including redemptions of stock made with other, substantially similar stock or with proceeds of concurrent issuances of substantially similar stock.

The borrowings under the New Credit Facilities bear a variable interest rate based upon either LIBOR or an alternative base rate (“ABR”) based upon the greatest of (1) the federal funds effective rate plus 0.5%, (2) the prime rate and (3) LIBOR plus 1.00%. The interest rate per year on the New Term Loan Credit Facility is ABR or LIBOR plus the applicable spread. The New Term Loan Credit Facility amortizes on a quarterly basis commencing in December 2010 and matures in December 2016 with amortization prior to the maturity date to be at 1.0% of the initial principal amount per year. In addition, transaction fees and related costs of $35.2 million associated with the New Credit Facilities are capitalized and amortized as interest expense over the life of the New Credit Facilities.

The interest rate per year on the New Revolving Credit Facility is LIBOR plus 5.25% or ABR plus 4.25% (or, in the case of Canadian dollar denominated loans, the bankers’ acceptance discount rate plus 5.25% or the Canadian prime rate plus 4.25% (subject to a floor of the one-month Canadian Dealer Offered Rate plus 1.0%), in each case, with step-downs based on the total leverage ratio.

To the extent that the interest rates on our borrowings under the New Credit Facilities are determined by reference to LIBOR, the LIBOR component of such interest rates is subject to a LIBOR floor of 1.75%.

The New Term Loan Credit Facility is subject to a 1% prepayment premium in the event of certain repricing events within one year of the effective date of the New Credit Facilities.

Visant pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, such commitment fee being subject to a decrease should Visant’s leverage ratio decrease below a certain designated level. Visant also pays customary letter of credit fees under the New Revolving Credit Facility.

On September 22, 2010, in connection with the private placement of the New Senior Notes, Visant and the U.S. Subsidiary Guarantors (as defined below) entered into an Indenture among Visant, the U.S. Subsidiary Guarantors and U.S. Bank National Association, as trustee (the “Indenture”). The New Senior Notes are guaranteed on a senior unsecured basis by each of Visant’s existing and future domestic wholly-owned subsidiaries (“U.S. Subsidiary Guarantors”). Interest on the notes accrues at the rate of 10.00% per annum and is payable semi-annually in arrears on April 1 and October 1 commencing on April 1, 2011, to holders of record on the immediately preceding March 15 and September 15.

The New Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the New Credit Facilities, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the New Senior Notes.

The New Senior Notes are redeemable, in whole or in part, at any time: (i) on or after October 1, 2013, at a redemption price equal to 107.50% of the principal amount thereof; (ii) on or after October 1, 2014, at a redemption price equal to 105.00% of the principal amount thereof; (iii) on or after October 1, 2015, at a redemption price equal to 102.50% of the principal amount thereof; and (iv) on or after October 1, 2016 and thereafter, at a redemption price equal to 100.00% of the principal amount thereof, plus, in each case, accrued and unpaid interest and additional interest, if any. In addition, Visant may redeem up to 35% of the aggregate of the principal amount of the New Senior Notes at any time on or prior to October 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 110.00% of the principal amount thereof, together with accrued and unpaid interest and additional interest, if any. Visant may also redeem some or all of the notes before October 1, 2013 at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium, together with accrued and unpaid interest and additional interest, if any. Upon the occurrence of certain change of control events, Visant must offer to purchase the New Senior Notes at 101% of their principal amount, plus accrued and unpaid interest and additional interest, if any. In addition, transaction fees and related costs of $15.8 million associated with the New Senior Notes are capitalized and amortized as interest expense over the life of the New Senior Notes.

The Indenture contains restrictive covenants that limit among other things, the ability of Visant and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock, (ii) pay dividends on or make other distributions or repurchase capital stock or make other restricted payments, (iii) make investments, (iv) limit dividends or other payments by restricted subsidiaries to Visant or other restricted subsidiaries, (v) create liens on pari passu or subordinated indebtedness without securing the notes, (vi) sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of Visant’s assets, (vii) enter into certain transactions with affiliates and (viii) designate Visant’s subsidiaries as unrestricted subsidiaries. The Indenture also contains customary events of default, including the failure to make timely payments on the New Senior Notes or other material indebtedness, the failure to satisfy certain covenants and specified events of bankruptcy and insolvency.

In connection with the consummation of the offering of the New Senior Notes, Visant and the U.S. Subsidiary Guarantors also entered into an exchange and registration rights agreement (the “Registration Rights Agreement”) among Visant, the U.S. Subsidiary Guarantors and the representatives for the initial purchasers named therein, relating to, among other things, the exchange offer for the New Senior Notes and the related guarantees. Pursuant to the Registration Rights Agreement, Visant and the U.S. Subsidiary Guarantors have agreed to use all commercially reasonable efforts to register with the Securities and Exchange Commission notes and guarantees having substantially identical terms as the New Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest, which would otherwise apply in certain circumstances relating to Registration Defaults, as defined and described below) and the related guarantees as part of an offer to exchange such registered notes for the New Senior Notes (the “Exchange Offer”). Visant and the U.S. Subsidiary Guarantors are expected to cause the Exchange Offer to be completed or, if required under special circumstances, to have a shelf registration statement declared effective, within 240 days after the original issue date of the New Senior Notes. If this obligation is not satisfied (a “Registration Default”), the annual interest rate on the New Senior Notes will increase by $0.05 per week per $1,000 principal amount of the New Senior Notes for the first 90-day period during which a Registration Default continues, and by an additional $0.05 per week per $1,000 principal amount of the New Senior Notes with respect to each subsequent 90-day period, up to a maximum amount of additional interest for all Registration Defaults of $0.20 per week per $1,000 principal amount of the New Senior Notes. If the Registration Default is corrected, the applicable interest rate on such New Senior Notes will revert to the original level.

As of October 2, 2010, there were $92.5 million of short-term borrowings outstanding and $13.3 million in the form of outstanding letters of credit leaving $69.2 million available for borrowing under the New Revolving Credit Facility. The Company is obligated to pay commitment fees of 0.75% on the unused portion of the New Revolving Credit Facility, with step-down to 0.50% if the total leverage ratio is below 5.00 to 1.00.

As of October 2, 2010, the Company was in compliance with all covenants under its material debt obligations.

11.	Derivative Financial Instruments and Hedging Activities

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in Euros. The Company has entered into foreign currency forward contracts for certain forecasted transactions denominated in Euros in order to manage the volatility associated with these transactions and limit the Company’s exposure to currency fluctuations between the contract date and ultimate settlement. The foreign currency forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations. The aggregate notional value of the forward contracts at October 2, 2010 was $1.9 million. The fair value of foreign currency forward contracts was determined to be Level 2 under the fair value hierarchy and is valued using market exchange rates. The Company did not enter into any such transactions during the fiscal year ended January 2, 2010.

At October 2, 2010, the total fair value of the Company’s forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

In thousands
Fair Value of Derivative Instruments Not Designated as Hedging Instruments	Classification in the Consolidated Consolidated Balance Sheets	October 2, 2010	January 2, 2010
Foreign currency forward contracts	Prepaid expenses and other current assets	$231	$—

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2010 and October 3, 2009 are shown below:

In thousands
Gain on Derivatives Not Designated as Hedges	Classification in Condensed Consolidated Statement Of Operations	Three months ended
		October 2, 2010	October 3, 2009
Foreign currency forward contracts	Selling, General and Administrative Expenses	$151	$—

In thousands
Gain on Derivatives Not Designated as Hedges	Classification in Condensed Consolidated Statement Of Operations	Nine months ended
		October 2, 2010	October 3, 2009
Foreign currency forward contracts	Selling, General and Administrative Expenses	$231	$—

12.	Commitments and Contingencies

Forward Purchase Contracts

The Company is subject to market risk associated with changes in the price of precious metals. To mitigate the commodity price risk, the Company may from time to time enter into forward contracts to purchase gold, platinum and silver based upon the estimated ounces needed to satisfy projected customer demand. As of October 2, 2010, the Company had purchase commitments totaling $11.9 million with delivery dates occurring through 2011. The forward purchase contracts are considered normal purchases and therefore are not subject to the requirements of derivative accounting.

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

Legal Proceedings

In communications with U.S. Customs and Border Protection (“U.S. Customs”), we learned of an alleged inaccuracy of the tariff classification for certain of Jostens’ imports from Mexico. Jostens promptly filed with U.S. Customs a voluntary disclosure to limit its monetary exposure. The effect of these tariff classification errors was that back duties and fees (or “loss of revenue”) may be owed on certain imports. Additionally, U.S. Customs may impose interest and penalties on the loss of revenue, if any was determined. A review of Jostens’ import practices revealed that, during the relevant period, the subject merchandise qualified for duty-free tariff treatment under the North American Free Trade Agreement (“NAFTA”), in which case there should be no loss of revenue or interest payment owed to U.S. Customs. U.S. Customs’ allegations indicated that Jostens committed a technical oversight in the classification used by Jostens in claiming the preferential tariff treatment. Through its prior disclosure to U.S. Customs, Jostens addressed this technical oversight and asserted that the merchandise did in fact qualify for duty-free tariff treatment under NAFTA and that there is no associated loss of revenue. In a series of communications received from U.S. Customs during the period of December 2006 through May 2007, Jostens learned that U.S. Customs was disputing the validity of Jostens’ prior disclosure and asserting a loss of revenue in the amount of $2.9 million for duties owed on entries made in 2002 and 2003. In a separate penalty notice, U.S. Customs calculated a monetary penalty in the amount of approximately $5.8 million (two times the alleged loss of revenue). Jostens filed various petitions with U.S. Customs disputing U.S. Customs’ claims and advancing arguments to support that no loss of revenue or penalty should be issued against us, or in the alternative, that any penalty based on a purely technical violation should be reduced to a nominal fixed amount reflective of the nature of the violation. In response to Jostens’ petitions, U.S. Customs withdrew its penalty notice but restated its loss of revenue demand in order to close out Jostens’ prior disclosure. In response to this demand, Jostens filed a supplement to its prior disclosure presenting arguments for U.S. Customs’ consideration supporting its determination that the subject imports at the time of entry were entitled to duty-free status and extended an offer in compromise for U.S. Customs’ consideration to resolve the matter. In order to obtain the benefits of the orderly continuation and conclusion of administrative proceedings, Jostens agreed to waivers of the statute of limitations with respect to the entries made in 2002 and 2003 that otherwise would have expired. Based on recent settlement discussions with U.S. Customs, we tendered an offer in compromise, including the remission of funds to Customs to satisfy the settlement, in final resolution of this matter and certain other proceedings with U.S. Customs. The offer in compromise has been accepted by U.S. Customs Headquarters and the matter is closed.

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

The Company has recorded an income tax provision for the nine months ended October 2, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2010 are 49.7% and 42.1% for Holdings and Visant, respectively, before consideration of the effects of $0.4 million of net tax and interest accruals considered a current period tax expense. The Company’s effective tax rate increased significantly as a result of the 2010 Refinancing and is described in Note 10, Debt. Redemption of Holdings’ Senior Discount Notes resulted in $97.2 million of tax deferred original issue discount becoming currently deductible. Along with the impact of certain other refinancing expenses in connection with the 2010 Refinancing, Holdings is expected to report a consolidated federal taxable loss for 2010 and, accordingly, will not be eligible for the favorable domestic manufacturing deduction. The tax rate increase was also caused by unfavorable state income tax effects resulting from the distribution of profits and losses among the Company’s subsidiaries.

The net current period tax expense includes a $0.6 million net tax benefit to reflect the decision by the Canada Revenue Agency (“CRA”) during 2010 to withdraw its transfer price assessment for the taxable periods 1996 and 1997. The net current period tax expense also includes $0.7 million of net tax and interest expense accruals for unrecognized tax benefits and $0.3 million of other net income tax adjustments considered a current period tax expense. The combined effect of the annual estimated consolidated tax rates and the net current period tax adjustments resulted in effective tax rates of 50.3% and 42.4% for Holdings and Visant, respectively, for the nine-month period ended October 2, 2010.

For the comparable nine-month period ended October 3, 2009, the effective rates of income tax expense for Holdings and Visant were 37.8% for both companies. The increase in effective income tax rates from 2009 to 2010 was due to the loss of the deduction for domestic manufacturing as a result of the redemption of the Senior Discount Notes as part of the 2010 Refinancing in September 2010 and due to state income tax effects resulting from the distribution of profits and losses among the Company’s subsidiaries.

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

During the nine–month period ended October 2, 2010, the Company provided net tax and interest accruals for unrecognized tax benefits of $0.7 million consisting of $0.9 million of current income tax expense and $0.2 million of deferred income tax benefit. At October 2, 2010, the Company’s unrecognized tax benefit liability totaled $21.0 million, including interest and penalty accruals of $3.3 million. Substantially all of this liability was included in non-current liabilities except for $0.3 million which was included in income taxes payable. At January 2, 2010, the Company’s unrecognized tax benefit liability totaled $20.3 million, including interest and penalty accruals of $2.7 million.

The Company’s income tax filings for 2005 to 2009 are subject to examination in the U.S. federal tax jurisdiction. During 2009, the Company agreed to certain audit adjustments in connection with the Internal Revenue Service (“IRS”) examination of the Company’s tax filings for 2005 and 2006. The settlement resulted in only minor adjustments. The IRS also proposed certain transfer price adjustments for which the Company disagreed in order to preserve its right to seek relief from double taxation with the applicable U.S. and French tax authorities. The Company is also subject to examination in state and certain foreign tax jurisdictions for the 2004 to 2009 periods, none of which was individually material. During the nine months ended October 2, 2010, the Company was notified that the CRA had withdrawn its original transfer price assessment for years 1996 and 1997 and would refund approximately $0.6 million of tax and interest previously paid by the Company. As a result of the CRA’s decision, the Company is no longer pursuing efforts to seek relief from double taxation. The Company’s Canadian income tax filings for 2007 and 2008 are currently under examination by the CRA. Though subject to uncertainty, the Company believes it has made appropriate provisions for all outstanding issues for all open years and in all applicable jurisdictions. Due to the potential for resolution of the Company’s current federal examination and the expiration of the related statute of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit liability could change within the next twelve months by a range of zero to $9.1 million.

14.	Benefit Plans

Pension and Other Postretirement Benefit Plans

Net periodic benefit income for pension and other postretirement benefit plans is presented below:

	Pension benefits		Postretirement benefits
	Three months ended		Three months ended
In thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$1,249	$1,212	$2	$2
Interest cost	4,364	4,324	26	31
Expected return on plan assets	(6,368)	(6,471)	—	—
Amortization of prior service cost	(186)	(186)	(69)	(69)
Amortization of net actuarial loss	9	—	5	6

Net periodic benefit income	$(932)	$(1,121)	$(36)	$(30)

	Pension benefits		Postretirement benefits
	Nine months ended		Nine months ended
In thousands	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$3,747	$3,636	$6	$6
Interest cost	13,092	12,972	78	93
Expected return on plan assets	(19,104)	(19,413)	—	—
Amortization of prior service cost	(558)	(558)	(207)	(207)
Amortization of net actuarial loss	27	—	15	18

Net periodic benefit income	$(2,796)	$(3,363)	$(108)	$(90)

As of January 2, 2010, the Company did not expect to have an obligation to contribute to its qualified pension plans in 2010 due to the funded status of the plans. This expectation had not changed as of October 2, 2010, but the Company continues to monitor its obligation in light of market conditions. For the nine months ended October 2, 2010, the Company did not make any contributions to its qualified pension plans and contributed $1.7 million and $0.2 million to its non-qualified pension plans and postretirement welfare plans, respectively. The contributions to the non-qualified pension and the postretirement welfare plans were consistent with the amounts anticipated as of January 2, 2010.

15.	Stock-based Compensation

2003 Stock Incentive Plan

The 2003 Stock Incentive Plan (the “2003 Plan”) was approved by Holdings’ Board of Directors and was effective as of October 30, 2003. The 2003 Plan permits Holdings to grant key employees and certain other persons stock options and stock awards and provides for a total of 288,023 shares of common stock for issuance of options and awards to employees of Holdings and a total of 10,000 shares of common stock for issuance of options and awards to directors and other persons providing services to Holdings. As of October 2, 2010, there were 288,010 shares available for grant under the 2003 Plan. The maximum grant to any one person shall not exceed in the aggregate 70,400 shares. We do not currently intend to make any additional grants under the 2003 Plan. Option grants consist of “time options”, which vest and become exercisable in annual installments over the first five years following the date of grant, and/or “performance options”, which vest and become exercisable over the first five years following the date of grant at varying levels based on the achievement of certain EBITDA targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets, subject to certain conditions. Upon the occurrence of a “change in control” (as defined in the 2003 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate depending on the timing of the change of control and return DLJMBP III’s equity investment in Holdings, all as provided under the 2003 Plan. A “change in control” under the 2003 Plan is defined as: (i) any person or other entity (other than any of Holdings’ subsidiaries), including any “person” as defined in Section 13(d)(3) of the Exchange Act, other than certain of the DLJMBP funds or affiliated parties thereof, becoming the beneficial owner, directly or indirectly, in a single transaction or a series of related transactions, by way of merger, consolidation or other business combination, of securities of Holdings representing more than 51% of the total combined voting power of all classes of capital stock of Holdings (or its successor) normally entitled to vote for the election of directors of Holdings or (ii) the sale of all or substantially all of the property or assets of Holdings to any unaffiliated person or entity other than one of Holdings’ subsidiaries is consummated. The Transactions did not constitute a change of control under the 2003 Plan. Options issued under the 2003 Plan expire on the tenth anniversary of the grant date. The shares underlying the options are subject to certain transfer and other restrictions set forth in a management stockholders agreement dated July 29, 2003, by and among Holdings and certain holders of the capital stock of Holdings. Participants under the 2003 Plan also agree to certain restrictive covenants with respect to confidential information learned in their employment and certain non-competition obligations in connection with their receipt of options. All outstanding options to purchase Holdings common stock continued following the closing of the Transactions.

2004 Stock Option Plan

In connection with the closing of the Transactions, we established the 2004 Stock Option Plan, which permits Holdings to grant key employees and certain other persons of Holdings and its subsidiaries various equity-based awards, including stock options and restricted stock. The plan, currently known as the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries (the “2004 Plan”), provides for the issuance of a total of 510,230 shares of Holdings Class A Common Stock. As of October 2, 2010, there were 116,036 shares available for grant under the 2004 Plan. Shares related to grants that are forfeited, terminated, cancelled or expire unexercised become available for new grants. Under his employment agreement, Mr. Marc L. Reisch, the Chairman of our Board of Directors and our Chief Executive Officer and President, received awards of stock options and restricted stock under the 2004 Plan. Additional members of management have also received grants under the 2004 Plan. Option grants consist of “time options”, which fully vested and became exercisable in annual installments through 2009 (for those options granted in 2004 and 2005), and/or “performance options”, which vest and become exercisable following the date of grant based upon the achievement of certain EBITDA and other performance targets, and in any event by the eighth anniversary of the date of grant. The performance vesting includes certain carryforward provisions if targets are not achieved in a particular fiscal year and performance in a subsequent fiscal year satisfies cumulative performance targets. Upon the occurrence of a “change in control” (as defined under the 2004 Plan), the unvested portion of any time option will immediately become vested and exercisable, and the vesting and exercisability of the unvested portion of any performance option may accelerate if certain EBITDA or other performance measures have been satisfied. A “change in control” under the 2004 Plan is defined as: (i) the sale (in one or a series of transactions) of all or substantially all of the assets of Holdings to an unaffiliated person; (ii) a sale (in one transaction or a series of transactions) resulting in more than 50% of the voting stock of Holdings being held by an unaffiliated person; (iii) a merger, consolidation, recapitalization or reorganization of Holdings with or into an unaffiliated person; in the case of each of clauses (i) through (iii) above, if and only if any such event results in the inability of the Sponsors, or any member or members of the Sponsors, to designate or elect a majority of Holdings’ Board of Directors (or the board of directors of the resulting entity or its parent company). The option exercise period is determined at the time of grant of the option but may not extend beyond the end of the calendar year that is ten calendar years after the date the option is granted. All stock options, restricted shares and any common stock received upon the exercise of such equity awards or with respect to which restrictions lapse are governed by a management stockholder’s agreement and a sale participation agreement. As of October 2, 2010, there were 283,606 options vested under the 2004 Plan and 2,000 options unvested and subject to future vesting.

On March 1, 2010 and September 22, 2010, stockholders/optionholders received extraordinary cash distributions in respect of their shares or options issued under the 2003 Plan or the 2004 Plan. See below under Common Stock for additional information regarding the extraordinary cash distributions.

2008 LTIP

During 2008, Holdings implemented long-term phantom share incentive arrangements with certain key employees (the “2008 LTIP”). Under these arrangements, the employee was granted a target award based on a specified number of phantom share units, which provided for vesting on the basis of performance or time (and continued employment).

No participants in the 2008 LTIP, other than Jostens participants, vested in or received payments with respect to any award under the 2008 LTIP. At the beginning of the fourth quarter of 2010, total payments of approximately $4.6 million were made to Jostens participants in respect of their vested awards under the 2008 LTIP.

2010 LTIP

During the first fiscal quarter of 2010, Holdings implemented long-term phantom share incentive arrangements with respect to certain key employees (the “2010 LTIP”). Under these arrangements, the applicable executive was granted a target award, based on a specified number of phantom share units, half of which vests on the basis of performance (and continued employment) and the other half of which vests on the basis of time (and continued employment), regardless of whether the respective performance target(s) are met. Except under certain conditions described below, if the respective performance or service target is not achieved, or the executive resigns or suffers a termination of employment by Holdings prior to the applicable date other than following a change in control, the applicable award is forfeited without payment. Each award also contains covenants with respect to confidentiality, noncompetition and nonsolicitation to which the executive is bound during his or her employment and for two years following termination of employment. The following summarizes the key terms of the various forms of 2010 LTIP awards.

Jostens. The awards granted to executives of our Jostens subsidiary are based on a two-year incentive period, and the performance award vests if Jostens achieves a trailing twelve months’ EBITDA target measured as of the last day of fiscal year 2011, subject to the applicable executive’s continued employment through such measurement date. The time award vests based solely on the basis of the applicable executive’s continued employment through the last day of fiscal year 2011.

In the case of the executive’s termination by Holdings without cause due to the elimination of the executive’s position as a result of a restructuring or due to the executive’s permanent disability or death, in each case occurring after fiscal year 2010 and prior to any change in control, 100% of the executive’s time award will vest and all other unvested awards will be forfeited without payment therefor. In the case of the executive’s termination by Holdings without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of fiscal year 2011, 100% of the executive’s time award will vest and (i) 50% of the executive’s performance award will vest if such termination occurs on or before the last day of fiscal year 2010, or (ii) 100% of the executive’s performance award will vest if such termination occurs after the last day of fiscal year 2010 but prior to the last day of fiscal year 2011.

Visant and Other Subsidiaries. The awards granted to executives of Visant and its subsidiaries (other than Jostens) are based on an 18-month incentive period and performance awards vest based on achievement of a trailing twelve months’ EBITDA target measured as of the last day of the second fiscal quarter of 2011 and, in the case of a certain subset of Holdings’ subsidiaries, a portion of the performance awards vest based on the achievement of certain other performance targets as of such measurement date, in any event subject to the executive’s continued employment through the applicable measurement date, provided that if the respective performance target is achieved as of the last day of fiscal year 2010 or the last day of the first fiscal quarter of 2011, the performance award applicable to such performance target will vest and become due and payable as of such earlier date. The time award vests solely on the basis of the executive’s continued employment through the last day of the second fiscal quarter of 2011.

In the case of an executive’s termination by Holdings without cause or by the executive for good reason or due to the executive’s permanent disability or death within two years following a change in control and prior to the last day of the second fiscal quarter of 2011, 100% of the executive’s time award will vest. If such a termination were to occur prior to September 30, 2010, 50% of the executive’s performance award will become vested (regardless of whether the respective performance target(s) are met), but if the termination occurs after September 30, 2010, the executive will have the opportunity to become vested in either 50% or 100% of the performance award provided that an applicable portion of the respective EBITDA performance target has been achieved (measured as of the last day of the fiscal month ended closest to the date of the employee’s termination). If a minimum applicable portion of the EBITDA performance target is not achieved, the unvested performance award will be forfeited without payment therefor.

Subject to the applicable vesting conditions, the awards are settled in cash in an amount equal to the fair market value of one share of Class A Common Stock as of the vesting date (provided that following a change in control, the per share value of Class A Common Stock shall not be less than the price per share paid in respect of such common stock in the change in control) multiplied by the number of phantom share units in which the executive’s awards have vested, payable in a lump sum as soon as practicable following the vesting event, and in any event not later than March 14th of the calendar year following the calendar year in which such vesting event occurred.

Common Stock

There is no established public market for the Holdings Class A Common Stock. The fair market value of the Class A Common Stock is established pursuant to the terms of the 2004 Plan and determined by a third party valuation, and the methodology to determine the fair market value under our equity incentive plans does not give effect to any premium for control or discount for minority interests or restrictions on transfers. Fair value includes any premium for control or discount for minority interests or restrictions on transfers. The Company used a discounted cash flow analysis and selected public company analysis to determine the enterprise value and share price for Holdings Class A Common Stock.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “ February 2010 Distribution”) on Holdings’ outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders of record on February 26, 2010. The February 2010 Distribution was funded from cash on hand.

On September 20, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the distribution to holders of vested stock options) of $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”) on Holdings’ outstanding common stock. The September Distribution was paid on September 22, 2010 to stockholders of record on September 20, 2010 and was funded from the net proceeds of the 2010 Refinancing.

In connection with the Distributions, Holdings made cash payments to holders of vested stock options for the Common Stock granted pursuant to Holdings’ equity incentive plans. The cash payments on the vested stock options equaled (x) the product of (i) the number of shares of Holdings Class A Common Stock subject to such options outstanding on the applicable record date multiplied by (ii) the per share amount of the distribution, minus (y) any applicable withholding taxes. Holdings reduced the per share exercise price as permitted under the applicable equity incentive plans of any unvested options outstanding as of the applicable record date by the per share distribution amounts paid. The 2003 Plan and 2004 Plan and/or underlying stock option agreements contain provisions that provide for anti-dilutive protection in the case of certain extraordinary corporate transactions, such as the Distributions, and the incremental compensation cost, defined as the difference in the fair value of the award immediately before and after the Distributions, was calculated as zero. As a result of the above Distributions, no incremental compensation cost was recognized.

For the three months ended October 2, 2010 and October 3, 2009, the Company recognized total stock-based compensation expense of approximately $4.1 million and $0.2 million, respectively, which is included in selling, general and administrative expenses. Stock-based compensation expense totaled $10.0 million and $0.6 million for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

During the three months ended and nine months ended October 2, 2010, Holdings issued, subject to vesting, a total of 7,000 restricted shares of Holdings’ Class A Common Stock to one officer of the Company under the 2004 Plan. For the nine months ended October 3, 2009, there were no issuances of restricted shares.

As of October 2, 2010, $1.3 million of total unrecognized stock-based compensation expense related to restricted shares is expected to be recognized over a weighted-average period of 3.0 years.

In each of the nine-month periods ended October 2, 2010 and October 3, 2009, there were no issuances of stock options.

Stock Options

The following table summarizes stock option activity for Holdings:

Options in thousands	Options	Weighted - average exercise price
Outstanding at January 2, 2010	299	$47.64
Exercised	(1)	$39.07
Granted	—	$—
Forfeited/Expired	(2)	$130.45
Cancelled	(1)	$169.15

Outstanding at October 2, 2010	295	$46.64

Vested or expected to vest at October 2, 2010	295	$46.64

Exercisable at October 2, 2010	293	$45.32

The exercise prices for options that were unvested as of the applicable record date have been adjusted to reflect the Distributions.

The weighted average remaining contractual life of outstanding options at October 2, 2010 was approximately 4.5 years. As of October 2, 2010, $0.1 million of total unrecognized stock-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

LTIPs

The following table summarizes 2008 LTIP and 2010 LTIP award activity for Holdings:

Units in thousands	2008 LTIP	2010 LTIP
Outstanding at January 2, 2010	40	—
Granted	—	112
Forfeited	—	—
Cancelled	(22)	—

Outstanding at October 2, 2010	18	112

Vested or expected to vest at October 2, 2010	18	79

As of October 2, 2010, $10.1 million of aggregate total unrecognized stock-based compensation expense related to the 2010 LTIP is expected to be recognized over a weighted-average period of 0.9 years.

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

The following table presents information on Holdings by business segment:

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$42,544	$43,232	$(688)	(1.6%)
Memory Book	74,663	77,690	(3,027)	(3.9%)
Marketing and Publishing Services	107,080	114,979	(7,899)	(6.9%)

	$224,287	$235,901	$(11,614)	(4.9%)

Operating (loss) income
Scholastic	$(21,223)	$(17,033)	$(4,190)	(24.6%)
Memory Book	14,361	11,691	2,670	22.8%
Marketing and Publishing Services	17,504	18,041	(537)	(3.0%)

	$10,642	$12,699	$(2,057)	(16.2%)

Depreciation and Amortization
Scholastic	$7,633	$6,943	$690	9.9%
Memory Book	9,614	9,687	(73)	(0.8%)
Marketing and Publishing Services	8,400	8,524	(124)	(1.5%)

	$25,647	$25,154	$493	2.0%

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$331,949	$324,986	$6,963	2.1%
Memory Book	358,351	369,470	(11,119)	(3.0%)
Marketing and Publishing Services	299,108	306,090	(6,982)	(2.3%)
Inter-segment eliminations	(19)	(273)	254	NM

	$989,389	$1,000,273	$(10,884)	(1.1%)

Operating income
Scholastic	$12,031	$28,919	$(16,888)	(58.4%)
Memory Book	130,194	119,523	10,671	8.9%
Marketing and Publishing Services	45,121	36,482	8,639	23.7%

	$187,346	$184,924	$2,422	1.3%

Depreciation and Amortization
Scholastic	$22,984	$21,114	$1,870	8.9%
Memory Book	29,077	29,276	(199)	(0.7%)
Marketing and Publishing Services	25,242	25,519	(277)	(1.1%)

	$77,303	$75,909	$1,394	1.8%

NM = Not meaningful

17.	Related Party Transactions

Management Services Agreement

In connection with the Transactions, Holdings entered into a management services agreement with the Sponsors pursuant to which the Sponsors provide certain structuring, consulting and management advisory services. Under the management services agreement, during the term the Sponsors receive an annual advisory fee of $3.0 million, that is payable quarterly and which increases by 3% per year. Holdings incurred $0.9 million and $0.8 million of advisory fees from the Sponsors for each of the three months ended October 2, 2010 and October 3, 2009, respectively. Holdings incurred $2.6 million and $2.5 million of advisory fees from the Sponsors for each of the nine months ended October 2, 2010 and October 3, 2009, respectively. The management services agreement also provides that Holdings will indemnify the Sponsors and their affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of the Sponsors pursuant to, and the performance by the Sponsors of the services contemplated by, the management services agreement.

Other

KKR Capstone is a team of operational professionals who work exclusively with KKR’s investment professionals and portfolio company management teams to enhance and strengthen operations in KKR’s portfolio companies. We have retained KKR Capstone from time to time to provide certain of our businesses with consulting services primarily to help identify and implement operational improvements and other strategic efforts within our businesses. There were no services rendered or payments made for the three and nine month periods ended October 2, 2010 and October 3, 2009. An affiliate of KKR Capstone has an ownership interest in Holdings.

An affiliate of Credit Suisse Securities (USA) LLC acted as an agent and was a lender under the Old Credit Facilities and received a portion of the proceeds from the 2010 Refinancing. Affiliates of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC act as lenders and/or as agents under the New Credit Facilities and were initial purchasers of the New Senior Notes, for which they received and will receive customary fees and expenses. Each of Credit Suisse Securities (USA) LLC and KKR Capital Markets LLC is an affiliate of one of our Sponsors.

The Company is party to an agreement with CoreTrust Purchasing Group (“CoreTrust”), a group purchasing organization, pursuant to which it may avail itself of the terms and conditions of the CoreTrust purchasing organization. In addition to other vendors the Company purchases from under the CoreTrust group purchasing program, beginning in 2010 the Company avails itself of a prescription drug benefit program and related services through the CoreTrust program. An affiliate of KKR is party to an agreement with CoreTrust which permits certain KKR affiliates, including Visant, the benefit of utilizing the CoreTrust group purchasing program. CoreTrust receives payment of fees for administrative and other services provided by CoreTrust from certain vendors based on the products and services purchased by the Company and other parties and CoreTrust shares a portion of such fees with the KKR affiliate.

The Company participates in providing, with an affiliate of First Data Corporation (“First Data”), integrated marketing programs to third parties from time to time. The terms of the arrangement between the Company and First Data have been negotiated on an arm’s length basis. First Data is also owned and controlled by affiliates of KKR, and Tagar C. Olson, a member of the Company’s board of directors, is a director of First Data. Based on the applicable guidance, the Company records its portion of the profits from such “collaborative arrangement” as revenue. The Company is not permitted, in accordance with the applicable accounting guidance, to present the sales, cost of sales or marketing expenses related to the sales transactions with third parties because First Data is the “principal participant” in the “collaborative arrangement.” For the three and nine months ended October 2, 2010, the amount of revenue that the Company recognized from this arrangement was not material to its financial statements. The Company did not recognize any revenue from this arrangement for the year ended January 2, 2010.

18.	Condensed Consolidating Guarantor Information

As discussed in Note 10, Debt, Visant’s obligations under the New Credit Facilities and the New Senior Notes are guaranteed by certain of its wholly-owned subsidiaries (the “Guarantors”) on a full, unconditional and joint and several basis. The following tables present condensed consolidating financial information for Visant, as issuer, and its guarantor and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$232,115	$17,263	$(25,091)	$224,287
Cost of products sold	—	135,199	10,499	(25,113)	120,585

Gross profit	—	96,916	6,764	22	103,702
Selling and administrative expenses	2,899	91,356	4,119	—	98,374
Gain on sale of assets	—	(303)	—	—	(303)
Special charges	—	995	—	—	995

Operating (loss) income	(2,899)	4,868	2,645	22	4,636
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(12,592)	4,868	2,645	22	(5,057)
Net interest expense	17,514	13,102	29	(12,273)	18,372

(Loss) income before income taxes	(30,106)	(8,234)	2,616	12,295	(23,429)
Provision for (benefit from) income taxes	1,904	(4,605)	832	8	(1,861)

(Loss) income from operations	(32,010)	(3,629)	1,784	12,287	(21,568)
Equity (earnings) in subsidiary, net of tax	(10,442)	(1,784)	—	12,226	—

Net (loss) income	$(21,568)	$(1,845)	$1,784	$61	$(21,568)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$225,852	$16,464	$(6,415)	$235,901
Cost of products sold	—	124,445	10,216	(6,590)	128,071

Gross profit	—	101,407	6,248	175	107,830
Selling and administrative expenses	(153)	88,987	3,883	—	92,717
Gain on sale of assets	—	(223)	—	—	(223)
Special charges	(1)	2,374	22	—	2,395

Operating income	154	10,269	2,343	175	12,941
Net interest expense	16,665	10,535	18	(13,799)	13,419

(Loss) income before income taxes	(16,511)	(266)	2,325	13,974	(478)
(Benefit from) provision for income taxes	(835)	(1,306)	767	68	(1,306)

(Loss) income from operations	(15,676)	1,040	1,558	13,906	828
Equity (earnings) loss in subsidiary, net of tax	(16,504)	(1,558)	—	18,062	—

Net income	$828	$2,598	$1,558	$(4,156)	$828

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$992,651	$46,491	$(49,753)	$989,389
Cost of products sold	—	472,472	28,321	(49,689)	451,104

Gross profit	—	520,179	18,170	(64)	538,285
Selling and administrative expenses	2,692	332,467	12,154	—	347,313
Loss on sale of assets	—	203	—	—	203
Special charges	—	3,383	—	—	3,383

Operating (loss) income	(2,692)	184,126	6,016	(64)	187,386
Loss on repurchase and redemption of debt	9,693	—	—	—	9,693

(Loss) income before interest and taxes	(12,385)	184,126	6,016	(64)	177,693
Net interest expense	43,283	37,703	(9)	(35,302)	45,675

(Loss) income before income taxes	(55,668)	146,423	6,025	35,238	132,018
Provision for income taxes	1,733	53,047	1,196	(25)	55,951

(Loss) income from operations	(57,401)	93,376	4,829	35,263	76,067
Equity (earnings) in subsidiary, net of tax	(133,468)	(4,829)	—	138,297	—

Net income	$76,067	$98,205	$4,829	$(103,034)	$76,067

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

Nine months ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net sales	$—	$976,222	$41,010	$(16,959)	$1,000,273
Cost of products sold	—	453,750	25,384	(16,792)	462,342

Gross profit	—	522,472	15,626	(167)	537,931
Selling and administrative expenses	(398)	327,883	10,286	—	337,771
Gain on sale of assets	—	(453)	—	—	(453)
Special charges	(1)	14,795	22	—	14,816

Operating income	399	180,247	5,318	(167)	185,797
Net interest expense	50,045	31,686	146	(39,902)	41,975

(Loss) income before income taxes	(49,646)	148,561	5,172	39,735	143,822
(Benefit from) provision for income taxes	(1,387)	54,355	1,517	(65)	54,420

(Loss) income from operations	(48,259)	94,206	3,655	39,800	89,402
Equity (earnings) loss in subsidiary, net of tax	(137,661)	(3,655)	—	141,316	—

Net income	$89,402	$97,861	$3,655	$(101,516)	$89,402

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$3,572	$2,106	$3,836	$—	$9,514
Accounts receivable, net	1,000	112,822	11,751	—	125,573
Inventories	—	86,364	4,006	(186)	90,184
Salespersons overdrafts, net	—	29,509	1,027	—	30,536
Prepaid expenses and other current assets	677	11,697	724	—	13,098
Intercompany receivable	13,819	11,876	—	(25,695)	—
Deferred income taxes	2,647	15,145	64	—	17,856

Total current assets	21,715	269,519	21,408	(25,881)	286,761
Property, plant and equipment, net	369	213,015	752	—	214,136
Goodwill	—	983,905	24,523	—	1,008,428
Intangibles, net	—	506,675	10,526	—	517,201
Deferred financing costs, net	50,775	—	—	—	50,775
Deferred income taxes	—	—	2,605	—	2,605
Intercompany receivable	1,120,154	431,805	47,127	(1,599,086)	—
Other assets	1,272	15,168	85	—	16,525
Investment in subsidiaries	850,362	89,145	—	(939,507)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$2,044,647	$2,514,087	$107,026	$(2,564,474)	$2,101,286

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Short-term borrowings	$92,500	$—	$—	$—	$92,500
Accounts payable	7,369	41,399	4,268	1	53,037
Accrued employee compensation	7,176	23,250	1,875	—	32,301
Customer deposits	—	49,948	3,996	—	53,944
Commissions payable	—	7,193	865	—	8,058
Income taxes payable	(11,905)	56,050	2,203	(72)	46,276
Interest payable	5,060	31	8	—	5,099
Current portion of long-term debt and capital leases	12,512	3,689	7	—	16,208
Intercompany payable	3,798	18,938	2,960	(25,696)	—
Other accrued liabilities	8,192	18,325	639	—	27,156

Total current liabilities	124,702	218,823	16,821	(25,767)	334,579
Long-term debt and capital leases, less current maturities	1,962,637	12,773	8	—	1,975,418
Intercompany payable	431,805	1,167,395	—	(1,599,200)	—
Deferred income taxes	(9,929)	188,983	—	—	179,054
Pension liabilities, net	(747)	52,773	—	—	52,026
Other noncurrent liabilities	24,555	22,978	1,052	—	48,585

Total liabilities	2,533,023	1,663,725	17,881	(1,624,967)	2,589,662
Mezzanine equity	30	—	—	—	30
Stockholder’s (deficit) equity	(488,406)	850,362	89,145	(939,507)	(488,406)

	$2,044,647	$2,514,087	$107,026	$(2,564,474)	$2,101,286

CONDENSED CONSOLIDATING BALANCE SHEET

January 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$98,340	$3,825	$10,928	$—	$113,093
Accounts receivable, net	1,611	105,819	5,844	—	113,274
Inventories	—	100,879	1,992	(122)	102,749
Salespersons overdrafts, net	—	27,551	967	—	28,518
Prepaid expenses and other current assets	1,914	16,025	303	—	18,242
Intercompany receivable	647	12,207	—	(12,854)	—
Deferred income taxes	(440)	14,908	53	—	14,521

Total current assets	102,072	281,214	20,087	(12,976)	390,397
Property, plant and equipment, net	499	210,278	55	—	210,832
Goodwill	—	982,212	22,105	—	1,004,317
Intangibles, net	—	541,366	9,264	—	550,630
Deferred financing costs, net	12,484	—	—	—	12,484
Intercompany receivable	1,053,724	375,902	48,497	(1,478,123)	—
Other assets	1,496	12,158	78	—	13,732
Investment in subsidiaries	752,596	84,461	—	(837,057)	—
Prepaid pension costs	—	4,855	—	—	4,855

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Short-term borrowings	$—	$196	$—	$—	$196
Accounts payable	2,410	43,027	2,580	—	48,017
Accrued employee compensation and related taxes	8,351	32,183	2,021	—	42,555
Customer deposits	—	175,633	8,342	—	183,975
Commissions payable	—	21,204	752	—	21,956
Income taxes (receivable) payable	(1,211)	1,271	1,630	(47)	1,643
Interest payable	10,292	166	—	—	10,458
Current portion of long-term debt and capital leases	6	1,849	7	—	1,862
Intercompany payable (receivable)	4,983	7,965	(93)	(12,855)	—
Other accrued liabilities	152	28,748	571	—	29,471

Total current liabilities	24,983	312,242	15,810	(12,902)	340,133
Long-term debt and capital leases - less current maturities	816,510	7,908	13	—	824,431
Intercompany payable	328,785	1,149,412	—	(1,478,197)	—
Deferred income taxes	(10,048)	198,281	(198)	—	188,035
Pension liabilities, net	675	55,080	—	—	55,755
Other noncurrent liabilities	22,164	16,927	—	—	39,091

Total liabilities	1,183,069	1,739,850	15,625	(1,491,099)	1,447,445
Stockholder’s equity	739,802	752,596	84,461	(837,057)	739,802

	$1,922,871	$2,492,446	$100,086	$(2,328,156)	$2,187,247

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended October 2, 2010

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$76,067	$98,205	$4,829	$(103,034)	76,067
Other cash used in operating activities	(98,013)	(25,511)	(11,028)	103,035	(31,517)

Net cash (used in) provided by operating activities	(21,946)	72,694	(6,199)	1	44,550
Purchases of property, plant and equipment	—	(43,163)	—	—	(43,163)
Additions to intangibles	—	(741)	—	—	(741)
Proceeds from sale of property and equipment	—	659	—	—	659
Acquisition of business, net of cash acquired	—	(9,906)	—	—	(9,906)
Other investing activities, net	—	8	—	—	8

Net cash used in investing activities	—	(53,143)	—	—	(53,143)
Short-term borrowings	308,700	—	—	—	308,700
Short-term repayments	(216,200)	—	—	—	(216,200)
Principal payments on long-term debt	(816,508)	(2,003)	(569)	—	(819,080)
Proceeds from issuance of long-term debt	1,975,000	8,234	—	—	1,983,234
Intercompany payable (receivable)	27,502	(27,501)	—	(1)	—
Distribution to shareholder	(1,303,731)	—	—	—	(1,303,731)
Debt financing costs	(47,585)	—	—	—	(47,585)

Net cash used in financing activities	(72,822)	(21,270)	(569)	(1)	(94,662)
Effect of exchange rate changes on cash and cash equivalents	—	—	(324)	—	(324)

Decrease in cash and cash equivalents	(94,768)	(1,719)	(7,092)	—	(103,579)
Cash and cash equivalents, beginning of period	98,340	3,825	10,928	—	113,093

Cash and cash equivalents, end of period	$3,572	$2,106	$3,836	$—	$9,514

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) Nine months ended October 3, 2009

In thousands	Visant	Guarantors	Non- Guarantors	Eliminations	Total
Net income	$89,402	$97,861	$3,655	$(101,516)	89,402
Other cash (used in) provided by operating activities	(125,707)	18,386	(8,599)	104,872	(11,048)

Net cash (used in) provided by operating activities	(36,305)	116,247	(4,944)	3,356	78,354
Purchases of property, plant and equipment	—	(37,045)	(2)	—	(37,047)
Additions to intangibles	—	(553)	—	—	(553)
Proceeds from sale of property and equipment	—	3,042	—	—	3,042
Acquisition of business, net of cash acquired	1,432	(2,301)	—	—	(869)
Other investing activities, net	—	(1)	—	—	(1)

Net cash provided by (used in) investing activities	1,432	(36,858)	(2)	—	(35,428)
Short-term repayments	(132,500)	796	—	—	(131,704)
Intercompany payable (receivable)	88,008	(84,652)	—	(3,356)	—
Distribution to stockholder	(15,981)	—	—	—	(15,981)
Debt financing costs	(2,532)	(44)	(43)	—	(2,619)

Net cash used in financing activities	(63,005)	(83,900)	(43)	(3,356)	(150,304)
Effect of exchange rate changes on cash and cash equivalents	—	—	(441)	—	(441)

Decrease in cash and cash equivalents	(97,878)	(4,511)	(5,430)	—	(107,819)
Cash and cash equivalents, beginning of period	102,517	6,499	8,585	—	117,601

Cash and cash equivalents, end of period	$4,639	$1,988	$3,155	$—	$9,782

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include such words as “may”, “might”, “will”, “should”, “estimate”, “project”, “plan”, “anticipate”, “expect”, “intend”, “outlook”, “believe” and other similar expressions that are intended to identify forward-looking statements and information. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under, Part II, Item 1A. Risk Factors, and elsewhere in this report.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our substantial indebtedness and our ability to service the indebtedness;

•	our inability to implement our business strategy in a timely and effective manner;

•	global market and economic conditions;

•	levels of customers’ advertising and marketing spending, including as may be impacted by economic factors and general market conditions;

•	competition from other companies;

•	fluctuations in raw material prices;

•	our reliance on a limited number of suppliers;

•	the seasonality of our businesses;

•	the loss of significant customers or customer relationships;

•	Jostens’ reliance on independent sales representatives;

•	our reliance on numerous complex information systems;

•	the amount of capital expenditures required at our businesses;

•	developments in technology and related changes in consumer behavior;

•	the reliance of our businesses on limited production facilities;

•	actions taken by the U.S. postal service and changes in postal standards and their effect on our marketing services business, including as such changes may impact competition for our sampling systems;

•	labor disturbances;

•	environmental obligations and liabilities;

•	adverse outcome of pending or threatened litigation;

•	the enforcement of intellectual property rights;

•	the impact of changes in applicable law and regulations;

•	the textbook adoption cycle and levels of government funding for education spending; and

•	control by our stockholders.

We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or revise any of them in light of new information, future events or otherwise, except as required by law. Comparisons of results for current and prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Except where otherwise indicated, management’s discussion and analysis of our financial condition and results of operations is provided with respect to Visant, which has materially the same financial condition and results of operations as its indirect parent, Holdings. Historical financial information in all of our previous filings with the SEC (which information contained therein is not incorporated by reference into this Quarterly Report on Form 10-Q, except where specifically presented herein or incorporated by reference herein) was provided with respect to Holdings, which has historically had the same financial condition and results of operations as Visant in all material respects, except for stock-based compensation expense (relating to employees of Visant and its subsidiaries because equity and phantom equity awards granted to such employees are based on Holdings equity) and interest expense related to indebtedness of Holdings and the income tax effects thereof. In view of our prior debt service obligations under Holdings’ senior discount notes and senior notes, which have historically been funded by the operations of Visant and its subsidiaries, we have included certain information pertaining to such debt service obligations for all periods prior to September 22, 2010 in the discussion of Visant’s liquidity and capital resources. The amounts disclosed as to net sales, gross profit and special charges and described in this Item 2 are the same for both Visant and Holdings.

GENERAL

We are a leading marketing and publishing services enterprise servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments. On October 4, 2004, an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and affiliates of DLJ Merchant Banking Partners III, L.P. (“DLJMBP III”) completed a series of transactions which created a marketing and publishing services enterprise, servicing the school affinity, direct marketing, fragrance and cosmetics sampling, and educational and trade publishing segments (the “Transactions”) through the combination of Jostens, Inc. (“Jostens”), Von Hoffmann Holdings, Inc. and its subsidiaries (“Von Hoffmann”) and AKI, Inc. and its subsidiaries (“Arcade”). Visant was formed to create a platform of businesses with leading positions in attractive end market segments and to establish a highly experienced management team that could leverage a shared services infrastructure and capitalize on margin and growth opportunities. Since 2004, we have developed a unified marketing and publishing services organization with a leading and differentiated approach in each of our segments. Our management team has created and integrated central services and management functions and has reshaped the business to focus on the most attractive and highest growth market opportunities. We sell our products and services to end customers through several different sales channels including independent sales representatives and dedicated sales forces. Our sales and results of operations are impacted by a number of factors, including general economic conditions, seasonality, cost of raw materials, school population trends, product quality, service and price. Holdings (formerly known as Jostens Holding Corp.) and Visant (formerly known as Jostens IH Corp.) were each originally incorporated in Delaware in 2003.

Our business has expanded through recently completed acquisitions, which complement our awards and team jackets business and the jewelry business in our Scholastic segment. These acquisitions include the acquisition of certain assets of Rennoc Corporation (“Rennoc”) (a producer of varsity jackets) in July 2009 and the acquisition of the capital stock of Rock Creek Athletics, Inc. (“Rock Creek”) (a producer of varsity jackets) in February 2010. On April 21, 2010, we announced that we had acquired approximately 96% of the issued and outstanding shares of the common shares of Intergold Ltd. (“Intergold”) (a custom jewelry manufacturer) in connection with a cash offer to acquire all of the issued and outstanding common shares to complement the jewelry business in our Scholastic segment. We subsequently exercised our right to acquire the remaining common shares. On July 13, 2010, we acquired certain assets of Daden Group, Inc. (a producer of varsity jackets under the DeLong brand). We also previously acquired Phoenix Color (a leading book component manufacturer) in 2008 as part of our Marketing and Publishing Services segment.

Our three reportable segments as of October 2, 2010 consisted of:

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

Our net sales include sales to certain customers for whom we purchase paper. The price of paper, a primary material across most of our products and services, is volatile over time and may cause swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers across most of our product lines at the time we are impacted by such increases.

The price of gold and other precious metals increased dramatically during 2009 and 2010, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. These higher metal prices have impacted, and could further impact, our jewelry sales metal mix. While historically the purchase of class rings has been relatively resistant to economic conditions, we saw a shift in jewelry metal mix from gold to lesser priced metals during 2009, which we believe was attributable in part to economic factors and the impact of significantly higher precious metal costs on our jewelry prices. We have continued to experience this dynamic in 2010 and anticipate it will continue to occur through the remainder of 2010, given the significant increase in the price of gold and the remaining strained consumer spending environment.

The continued uncertainty in market conditions and excess capacity that exists in the print and related services industry, as well as the variety of other advertising media with which we compete, have amplified competitive and pricing pressures, which we anticipate will continue for the foreseeable future. In addition, we have continued to see the impact of restrictions on school budgets affect spending at the state and local levels resulting in reduced spending for our Memory Book, Scholastic and elementary/high school publishing services products and services.

We seek to distinguish ourselves based on our capabilities, innovative service offerings to our customers, quality and organizational and financial strength. We continue to expand and improve our product and service offerings, including to address changes in technology, consumer behavior and user preferences.

We continue to implement efforts to reduce costs and drive operating efficiencies, including through the restructuring and integration of our operations and the rationalization of sales, administrative and support functions. We expect to initiate additional efforts focused on cost reduction and containment to address uncertain and continuously challenging marketplace conditions as well as competitive and pricing pressures demanding innovation and a lower cost structure.

For additional financial and other information about our operating segments, see Note 16, Business Segments, to our condensed consolidated financial statements included elsewhere herein.

Company Background

On October 4, 2004, we completed the Transactions, which created a marketing and publishing services enterprise through the consolidation of Jostens, Von Hoffmann and Arcade.

Prior to the Transactions, Von Hoffmann and Arcade were each controlled by affiliates of DLJMBP II, and DLJMBP III owned approximately 82.5% of our outstanding equity, with the remainder held by other co-investors and certain members of management. Upon consummation of the Transactions, an affiliate of KKR invested $256.1 million and was issued equity interests representing approximately 49.6% of our voting interest and 45.0% of Holdings’ economic interest, affiliates of DLJMBP III held equity interests representing approximately 41.0% of Holdings’ voting interest and 45.0% of Holdings’ economic interest, with the remainder held by other co-investors and certain members of management. Approximately $175.6 million of the proceeds were distributed to certain stockholders, and certain treasury stock held by Von Hoffmann was redeemed. As of November 9, 2010, affiliates of KKR and DLJMBP III held approximately 49.1% and 41.1%, respectively, of Holdings’ voting interest, while each continued to hold approximately 44.6% of Holdings’ economic interest. As of November 9, 2010, the other co-investors held approximately 8.4% of the voting interest and 9.1% of the economic interest of Holdings, and members of management held approximately 1.4% of the voting interest and approximately 1.7% of the economic interest of Holdings.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which expanded the required disclosures about fair value measurements. This guidance requires (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (2) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (3) fair value measurement disclosures for each class of assets and liabilities and (4) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlement on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The Company’s adoption of this guidance did not have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended October 2, 2010 Compared to the Three Months Ended October 3, 2009

The following table sets forth selected information derived from our condensed consolidated statements of operations for the three-month periods ended October 2, 2010 and October 3, 2009.

Visant Corporation

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales	$224,287	$235,901	$(11,614)	(4.9%)
Cost of products sold	120,585	128,071	(7,486)	(5.8%)

Gross profit	103,702	107,830	(4,128)	(3.8%)
% of net sales	46.2%	45.7%

Selling and administrative expenses	98,374	92,717	5,657	6.1%
% of net sales	43.9%	39.3%

Gain on disposal of fixed assets	(303)	(223)	(80)	NM
Special charges	995	2,395	(1,400)	NM

Operating income	4,636	12,941	(8,305)	(64.2%)
% of net sales	2.1%	5.5%

Interest expense, net	18,372	13,419	4,953	36.9%
Loss on repurchase and redemption of debt	9,693	—	9,693	NM

Loss before income taxes	(23,429)	(478)	(22,951)
Benefit from income taxes	(1,861)	(1,306)	(555)	(42.5%)

Net (loss) income	$(21,568)	$828	$(22,396)	NM

NM = Not meaningful

Visant Holding Corp.

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales	$224,287	$235,901	$(11,614)	(4.9%)
Cost of products sold	120,585	128,071	(7,486)	(5.8%)

Gross profit	103,702	107,830	(4,128)	(3.8%)
% of net sales	46.2%	45.7%

Selling and administrative expenses	92,368	92,959	(591)	(0.6%)
% of net sales	41.2%	39.4%

Gain on disposal of fixed assets	(303)	(223)	(80)	NM
Special charges	995	2,395	(1,400)	NM

Operating income	10,642	12,699	(2,057)	(16.2%)
% of net sales	4.7%	5.4%

Interest expense, net	31,444	27,894	3,550	12.7%
Loss on repurchase and redemption of debt	37,680	—	37,680	NM

Loss before income taxes	(58,482)	(15,195)	(43,287)
Benefit from income taxes	(13,503)	(7,105)	(6,398)	(90.0%)

Net loss	$(44,979)	$(8,090)	$(36,889)	NM

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our condensed consolidated statements of operations for the three-month periods ended October 2, 2010 and October 3, 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

Visant Corporation

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$42,544	$43,232	$(688)	(1.6%)
Memory Book	74,663	77,690	(3,027)	(3.9%)
Marketing and Publishing Services	107,080	114,979	(7,899)	(6.9%)

Net sales	$224,287	$235,901	$(11,614)	(4.9%)

Operating (loss) income
Scholastic	$(23,508)	$(16,987)	$(6,521)	(38.4%)
Memory Book	12,139	11,774	365	3.1%
Marketing and Publishing Services	16,005	18,154	(2,149)	(11.8%)

Operating income	$4,636	$12,941	$(8,305)	(64.2%)

Depreciation and amortization
Scholastic	$7,633	$6,943	$690	9.9%
Memory Book	9,614	9,687	(73)	(0.8%)
Marketing and Publishing Services	8,400	8,524	(124)	(1.5%)

Depreciation and amortization	$25,647	$25,154	$493	2.0%

Visant Holding Corp.

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$42,544	$43,232	$(688)	(1.6%)
Memory Book	74,663	77,690	(3,027)	(3.9%)
Marketing and Publishing Services	107,080	114,979	(7,899)	(6.9%)

Net sales	$224,287	$235,901	$(11,614)	(4.9%)

Operating (loss) income
Scholastic	$(21,223)	$(17,033)	$(4,190)	(24.6%)
Memory Book	14,361	11,691	2,670	22.8%
Marketing and Publishing Services	17,504	18,041	(537)	(3.0%)

Operating income	$10,642	$12,699	$(2,057)	(16.2%)

Depreciation and amortization
Scholastic	$7,633	$6,943	$690	9.9%
Memory Book	9,614	9,687	(73)	(0.8%)
Marketing and Publishing Services	8,400	8,524	(124)	(1.5%)

Depreciation and amortization	$25,647	$25,154	$493	2.0%

Net Sales. Consolidated net sales decreased $11.6 million, or 4.9%, to $224.3 million for the three months ended October 2, 2010 compared to $235.9 million for the third fiscal quarter of 2009. Included in consolidated net sales for the third fiscal quarter of 2010 were approximately $3.3 million of incremental sales from acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $14.9 million for the three months ended October 2, 2010 compared to the prior year comparable period, a decline of 6.3%.

Net sales of the Scholastic segment decreased $0.7 million, or 1.6%, to $42.5 million for the third fiscal quarter of 2010 from $43.2 million for the third fiscal quarter of 2009. The decrease was primarily attributable to lower volume in our jewelry products offset in part by the incremental impact from acquisitions completed during 2009 and 2010.

Net sales of the Memory Book segment decreased $3.0 million, or 3.9%, to $74.7 million for the third fiscal quarter of 2010 compared to $77.7 million for the third fiscal quarter of 2009, primarily due to lower volume of memory books.

Net sales of the Marketing and Publishing Services segment decreased $7.9 million, or 6.9%, to $107.1 million for the third fiscal quarter of 2010 from $115.0 million for the third fiscal quarter of 2009. This decrease was primarily attributable to lower volume in our publishing services operations offset in part by higher volume in our direct marketing operations.

Gross Profit. Consolidated gross profit decreased $4.1 million, or 3.8%, to $103.7 million for the three months ended October 2, 2010 from $107.8 million for the three-month period ended October 3, 2009. As a percentage of net sales, gross profit margin increased to 46.2% for the three months ended October 2, 2010 from 45.7% for the comparative period in 2009. This increase in gross profit margin was due to the impact of operational cost reductions.

Selling and Administrative Expenses. Visant’s selling and administrative expenses increased $5.7 million, or 6.1%, to $98.4 million for the three months ended October 2, 2010 from $92.7 million for the corresponding period in 2009. This increase included stock-based compensation expense. Excluding the impact of stock-based compensation expense, selling and administrative expenses decreased $4.3 million to $88.4 million primarily attributable to lower overall commissions in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $1.4 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business and $1.3 million of incremental costs from acquisitions.

Holdings’ selling and administrative expenses decreased $0.5 million, less than 1%, to $92.4 million for the three months ended October 2, 2010 from $92.9 million for the corresponding period in 2009. This decrease was primarily attributable to lower overall commissions in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by incremental stock-based compensation expense, $1.4 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business and $1.3 million of incremental costs from acquisitions.

Special Charges. During the three months ended October 2, 2010, the Company recorded $0.9 million of restructuring costs and $0.1 million of other special charges. The Scholastic segment incurred $0.4 million of severance and related benefits for headcount reductions associated with the closure of the Unadilla, Georgia facility and $0.1 million of other facility closure costs. The Marketing and Publishing Services segment incurred $0.1 million of severance and related benefits for headcount reductions associated with reductions in force and $0.4 million of costs associated with the exit of certain leased office space. The associated employee headcount reductions related to the above actions were two and 84 in the Marketing and Publishing Services and Scholastic segments, respectively.

During the three months ended October 3, 2009, the Company recorded $0.8 million of restructuring costs and $1.6 million of other special charges. The Scholastic segment incurred $0.2 million of severance and related benefits associated with the closure of the Marysville, Ohio chenille letter manufacturing facility. The Marketing and Publishing Services segment incurred $0.2 million of restructuring costs for severance and related benefits associated with the closure of the Baltimore, Maryland facility, $0.1 million of other shutdown related costs and $0.2 million of other severance and related benefits. The Memory Book segment incurred $0.1 million of severance and related benefits associated with the closure of the Winston-Salem, North Carolina facility. Other special charges for the three months ended October 3, 2009 represented $1.6 million of non-cash facility related asset impairment charges in the Memory Book segment associated with the closure of the Winston-Salem, North Carolina facility. The associated employee headcount reductions related to the above actions were 17 in the Marketing and Publishing Services segment.

Operating Income. As a result of the foregoing, Visant’s consolidated operating income decreased $8.3 million to $4.6 million for the three months ended October 2, 2010 compared to $12.9 million for the comparable period in 2009. As a percentage of net sales, operating income decreased to 2.1% for the third fiscal quarter of 2010 from 5.4% for the same period in 2009.

Holdings’ consolidated operating income decreased $2.1 million to $10.6 million for the three months ended October 2, 2010 compared to $12.7 million for the comparable period in 2009. As a percentage of net sales, operating income decreased less than one percent to 4.7% for the third fiscal quarter of 2010 from 5.4% for the same period in 2009.

Net Interest Expense. Net interest expense was comprised of the following:

	Three months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Holdings:
Interest expense	$12,640	$13,992	$(1,352)	(9.7%)
Amortization of debt discount, premium and deferred financing costs	432	483	(51)	(10.6%)

Holdings interest expense, net	13,072	14,475	(1,403)	(9.7%)

Visant:
Interest expense	16,826	12,125	4,701	38.8%
Amortization of debt discount, premium and deferred financing costs	1,562	1,310	252	19.2%
Interest income	(16)	(16)	—	NM

Visant interest expense, net	18,372	13,419	4,953	36.9%

Interest expense, net	$31,444	$27,894	$3,550	12.7%

NM = Not meaningful

Net interest expense increased $3.5 million, or 12.7%, to $31.4 million for the three months ended October 2, 2010 compared to $27.9 million for the comparative 2009 period primarily due to higher average borrowings and incremental interest charges related to the 2010 Refinancing as described below.

Loss on Repurchase and Redemption of Debt. In connection with the refinancing transactions consummated by Visant in September 2010 (the “2010 Refinancing”), Visant, directly or through Holdings, repurchased Holdings’ outstanding 10.25% Senior Discount Notes due 2013 (the “Senior Discount Notes”) and 8.75% Senior Notes due 2013 (the “Senior Notes”) and Visant’s outstanding 7.625% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes” and together with the Senior Discount Notes and the Senior Notes, the “Old Notes”) pursuant to cash tender offers or satisfied and discharged the Old Notes, directly or through Holdings, by delivering to the applicable trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices given by Holdings or Visant, as applicable, with respect to the respective series of Old Notes. In connection with these transactions, we recognized losses in the aggregate of $37.7 million. These losses included $9.7 million of premium paid over the redemption price under the tender offers, $12.9 million of consent payments paid to holders of the Old Notes who tendered by the early tender date under the tender offers, $0.2 million of redemption premium payments and an aggregate of $14.9 million of non-cash unamortized deferred financing costs.

Income Taxes. On a consolidated basis, Holdings recorded an income tax provision for the three months ended October 2, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year plus tax adjustments considered a current period tax expense or benefit. The effective tax rates for the three months ended October 2, 2010 were 23.1% and 7.9% for Holdings and Visant, respectively. For the comparable three-month period ended October 3, 2009, the effective tax rates were 46.8% and 273.2% for Holdings and Visant, respectively. The effective rates of tax benefit for the 2009 and 2010 three-month periods reflect changes made to each of Holdings’ and Visant’s estimated annual effective tax rate for the entire year and the effect of tax adjustments considered a current period expense or benefit.

Net Loss. As a result, Visant’s net loss increased $22.4 million to $21.6 million for the three months ended October 2, 2010 compared to net income of $0.8 million for the three months ended October 3, 2009. Holdings’ net loss increased $36.9 million to $45.0 million for the three months ended October 2, 2010 compared to a net loss of $8.1 million for the three months ended October 3, 2009.

Nine Months Ended October 2, 2010 Compared to the Nine Months Ended October 3, 2009

The following table sets forth selected information derived from our condensed consolidated statements of operations for the nine-month periods ended October 2, 2010 and October 3, 2009.

Visant Corporation

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales	$989,389	$1,000,273	$(10,884)	(1.1%)
Cost of products sold	451,104	462,342	(11,238)	(2.4%)

Gross profit	538,285	537,931	354	0.1%
% of net sales	54.4%	53.8%

Selling and administrative expenses	347,313	337,771	9,542	2.8%
% of net sales	35.1%	33.8%

Loss (gain) on disposal of fixed assets	203	(453)	656	NM
Special charges	3,383	14,816	(11,433)	NM

Operating income	187,386	185,797	1,589	0.9%
% of net sales	18.9%	18.6%

Interest expense, net	45,675	41,975	3,700	8.8%
Loss on repurchase and redemption of debt	9,693	—	9,693	NM

Income before income taxes	132,018	143,822	(11,804)	(8.2%)
Provision for income taxes	55,951	54,420	1,531	2.8%

Net income	$76,067	$89,402	$(13,335)	(14.9%)

NM = Not meaningful

Visant Holding Corp.

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales	$989,389	$1,000,273	$(10,884)	(1.1%)
Cost of products sold	451,104	462,342	(11,238)	(2.4%)

Gross profit	538,285	537,931	354	0.1%
% of net sales	54.4%	53.8%

Selling and administrative expenses	347,353	338,644	8,709	2.6%
% of net sales	35.1%	33.9%

Loss (gain) on disposal of fixed assets	203	(453)	656	NM
Special charges	3,383	14,816	(11,433)	NM

Operating income	187,346	184,924	2,422	1.3%
% of net sales	18.9%	18.5%

Interest expense, net	87,699	85,543	2,156	2.5%
Loss on repurchase and redemption of debt	37,680	—	37,680	NM

Income before income taxes	61,967	99,381	(37,414)	(37.6%)
Provision for income taxes	31,169	37,523	(6,354)	(16.9%)

Net income	$30,798	$61,858	$(31,060)	(50.2%)

NM = Not meaningful

Our business is managed on the basis of three reportable segments: Scholastic, Memory Book and Marketing and Publishing Services. The following table sets forth selected segment information derived from our condensed consolidated statements of operations for the nine-month periods ended October 2, 2010 and October 3, 2009. For additional financial information about our operating segments, see Note 16, Business Segments, to the condensed consolidated financial statements.

Visant Corporation

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$331,949	$324,986	$6,963	2.1%
Memory Book	358,351	369,470	(11,119)	(3.0%)
Marketing and Publishing Services	299,108	306,090	(6,982)	(2.3%)
Inter-segment eliminations	(19)	(273)	254	NM

Net sales	$989,389	$1,000,273	$(10,884)	(1.1%)

Operating income
Scholastic	$12,044	$29,199	$(17,155)	(58.8%)
Memory Book	130,209	119,846	10,363	8.6%
Marketing and Publishing Services	45,133	36,752	8,381	22.8%

Operating income	$187,386	$185,797	$1,589	0.9%

Depreciation and amortization
Scholastic	$22,984	$21,114	$1,870	8.9%
Memory Book	29,077	29,276	(199)	(0.7%)
Marketing and Publishing Services	25,242	25,519	(277)	(1.1%)

Depreciation and amortization	$77,303	$75,909	$1,394	1.8%

NM = Not meaningful

Visant Holding Corp.

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Net sales
Scholastic	$331,949	$324,986	$6,963	2.1%
Memory Book	358,351	369,470	(11,119)	(3.0%)
Marketing and Publishing Services	299,108	306,090	(6,982)	(2.3%)
Inter-segment eliminations	(19)	(273)	254	NM

Net sales	$989,389	$1,000,273	$(10,884)	(1.1%)

Operating income
Scholastic	$12,031	$28,919	$(16,888)	(58.4%)
Memory Book	130,194	119,523	10,671	8.9%
Marketing and Publishing Services	45,121	36,482	8,639	23.7%

Operating income	$187,346	$184,924	$2,422	1.3%

Depreciation and amortization
Scholastic	$22,984	$21,114	$1,870	8.9%
Memory Book	29,077	29,276	(199)	(0.7%)
Marketing and Publishing Services	25,242	25,519	(277)	(1.1%)

Depreciation and amortization	$77,303	$75,909	$1,394	1.8%

NM = Not meaningful

Net Sales. Consolidated net sales decreased $10.9 million, or 1.1%, to $989.4 million for the nine months ended October 2, 2010 compared to $1,000.3 million for the prior year comparable period. Included in consolidated net sales for the nine-month period were approximately $7.5 million of incremental sales from acquisitions. Excluding the impact of these acquisitions, consolidated net sales decreased $18.4 million for the nine months ended October 2, 2010 compared to the prior year comparable period, a decline of 1.8%.

Net sales of our Scholastic segment for the nine-month period ended October 2, 2010 increased by $7.0 million, or 2.1%, to $332.0 million compared to $325.0 million for the nine-month period ended October 3, 2009. The increase was primarily attributable to the incremental impact from acquisitions completed during 2009 and 2010 as well as higher prices in our jewelry and non-jewelry scholastic products.

Net sales for the Memory Book segment were $358.4 million for the nine-month period ended October 2, 2010 compared to $369.5 million for the nine-month period ended October 3, 2009, a decrease of 3.0%. The decrease was primarily attributable to lower volumes of memory books.

Net sales of the Marketing and Publishing Services segment decreased $7.0 million, or 2.3%, to $299.1 million for the first fiscal nine months of 2010 compared to $306.1 million during the first fiscal nine months of 2009. This decrease was primarily attributable to lower volume in our publishing services operations offset in part by higher volume in our sampling operations.

Gross Profit. Consolidated gross profit increased $0.4 million, less than 1%, to $538.3 million for the nine months ended October 2, 2010 from $537.9 million for the nine-month period ended October 3, 2009. As a percentage of net sales, gross profit margin increased slightly to 54.4% for the nine months ended October 2, 2010 from 53.8% for the comparative prior year period in 2009. This increase in gross profit margin was due to the impact of cost reduction initiatives.

Selling and Administrative Expenses. Visant’s selling and administrative expenses increased $9.5 million, or 2.8%, to $347.3 million for the nine months ended October 2, 2010 from $337.8 million for the corresponding period in 2009. As a percentage of net sales, selling and administrative expenses increased to 35.1% for the nine months ended October 2, 2010 from 33.8% for the comparative period in 2009. This increase was mainly due to recognition of stock-based compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock-based compensation expense and the costs related to the legal proceedings, selling and administrative expenses decreased $8.2 million to 33.4% as a percentage of net sales for the nine-month period ended October 2, 2010 compared to 33.8% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $4.2 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business and $3.0 million of incremental costs from acquisitions.

Holdings’ selling and administrative expenses increased $8.7 million, or 2.6%, to $347.4 million for the nine months ended October 2, 2010 from $338.6 million for the corresponding period in 2009. As a percentage of net sales, selling and administrative expenses increased to 35.1% for the nine months ended October 2, 2010 from 33.9% for the comparative period in 2009. This increase was mainly due to increased stock-based compensation expense and costs associated with the defense and resolution of certain legal proceedings. Excluding the impact of stock-based compensation expense and costs related to legal proceedings, selling and administrative expenses decreased $8.4 million to 34.3% as a percentage of net sales for the nine-month period ended October 2, 2010 compared to 33.9% for the comparative period in 2009. This decrease was primarily attributable to lower overall commissions in our Memory Book segment and savings resulting from cost reduction initiatives offset somewhat by $4.2 million of incremental costs incurred related to investments in new growth initiatives in our Jostens business and $3.0 million of incremental costs from acquisitions.

Special Charges. For the nine-month period ended October 2, 2010, the Company recorded $3.2 million of restructuring costs and $0.2 million of other special charges. Restructuring costs for the nine months ended October 2, 2010 included $1.6 million and $0.5 million related to cost reduction initiatives in our Scholastic and Memory Book segments, respectively, and $1.3 million of cost reduction initiatives and facility consolidation costs in the Marketing and Publishing Services segment. Included in these costs were approximately $0.2 million in the aggregate of non-cash asset impairment charges in the Scholastic and Marketing and Publishing Services segments. The associated employee headcount reductions were 142, 13 and 23 in the Scholastic, Memory Book and Marketing and Publishing Services segments, respectively.

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

Operating Income. As a result of the foregoing, Visant’s consolidated operating income increased $1.6 million to $187.4 million for the nine months ended October 2, 2010 compared to $185.8 million for the comparable period in 2009. As a percentage of net sales, operating income was 18.9% and 18.6% for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

Holdings’ consolidated operating income increased $2.4 million to $187.3 million for the nine months ended October 2, 2010 compared to $184.9 million for the comparable period in 2009. As a percentage of net sales, operating income was 18.9% and 18.5% for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

Net Interest Expense. Net interest expense was comprised of the following:

	Nine months ended
In thousands	October 2, 2010	October 3, 2009	$ Change	% Change
Holdings:
Interest expense	$40,626	$42,118	$(1,492)	(3.5%)
Amortization of debt discount, premium and deferred financing costs	1,398	1,450	(52)	(3.6%)

Holdings interest expense, net	42,024	43,568	(1,544)	(3.5%)

Visant:
Interest expense	41,611	37,608	4,003	10.6%
Amortization of debt discount, premium and deferred financing costs	4,211	4,574	(363)	(7.9%)
Interest income	(147)	(207)	60	NM

Visant interest expense, net	45,675	41,975	3,700	8.8%

Interest expense, net	$87,699	$85,543	$2,156	2.5%

NM = Not meaningful

Net interest expense increased $2.2 million, or 2.5%, to $87.7 million for the nine months ended October 2, 2010 compared to $85.5 million for the comparative prior year period, primarily due to higher average borrowings and incremental interest charges related to the debt refinancing.

Loss on Repurchase and Redemption of Debt. In connection with the 2010 Refinancing, Visant, directly or through Holdings, repurchased the Old Notes pursuant to cash tender offers or satisfied and discharged the Old Notes, directly or through Holdings, by delivering to the applicable trustee amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices given by Holdings or Visant, as applicable, with respect to the respective series of Old Notes. In connection with these transactions, we recognized losses in the aggregate of $37.7 million. These losses included $9.7 million of premium paid over the redemption price under the tender offers, $12.9 million of consent payments paid to holders of the Old Notes who tendered by the early tender date under the tender offers, $0.2 million of redemption premium payments and an aggregate of $14.9 million of non-cash unamortized deferred financing costs.

Income Taxes. On a consolidated basis, Holdings recorded an income tax provision for the nine months ended October 2, 2010 based on its best estimate of the consolidated effective tax rate applicable for the entire year. The estimated full-year consolidated effective tax rates for 2010 are 49.7% and 42.1% for Holdings and Visant, respectively, before consideration of the effects of $0.4 million of net tax and interest accruals considered a current period tax expense. Holdings’ effective tax rate increased significantly as a result of the 2010 Refinancing. The repurchase or redemption of Holdings’ Senior Discount Notes resulted in $97.2 million of tax deferred original issue discount becoming currently deductible. Along with the effect of certain other refinancing expenses, Holdings is expected to report a consolidated federal taxable loss for 2010 and, accordingly, will not be eligible for the favorable domestic manufacturing deduction. The tax rate increase was also caused by unfavorable state income tax effects resulting from the distribution of profits and losses among the Company’s subsidiaries.

For the comparable nine-month period ended October 3, 2009, the effective rates of income tax expense for Holdings and Visant were 37.8% for both companies.

Net Income. As a result, net income decreased $13.3 million to $76.1 million for the nine months ended October 2, 2010 compared to net income of $89.4 million for the nine months ended October 3, 2009. Holdings’ net income decreased $31.1 million to $30.8 million for the nine months ended October 2, 2010 compared to net income of $61.9 million for the nine months ended October 3, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents cash flow activity of Holdings for the first nine months of fiscal 2010 and 2009 and should be read in conjunction with our condensed consolidated statements of cash flows.

	Nine months ended
In thousands	October 2, 2010	October 3, 2009
Net cash (used in) provided by operating activities	$(4,775)	$64,937
Net cash used in investing activities	(53,143)	(35,428)
Net cash used in financing activities	(43,806)	(137,210)
Effect of exchange rate changes on cash	(324)	(441)

Decrease in cash and cash equivalents	$(102,048)	$(108,142)

For the nine months ended October 2, 2010, cash used in operating activities was $4.8 million compared with cash provided by operating activities of $64.9 million for the comparable prior year period. The decrease in cash from operating activities of $69.7 million was attributable to a cash loss on the repurchase and redemption of debt of approximately $22.9 million in connection with the 2010 Refinancing and the earlier timing of the payment of interest of approximately $15.0 million as a result of the 2010 Refinancing, as well as an increase in net working capital, primarily due to changes in accounts receivable due to greater business activity year over year, for the nine months ended October 2, 2010 versus the comparable 2009 period.

Net cash used in investing activities for the nine months ended October 2, 2010 was $53.1 million compared with $35.4 million for the comparative 2009 period. The $17.7 million change was primarily driven by increased acquisitions of $9.0 million and higher capital expenditures for property, plant and equipment of $6.1 million during the first nine months of 2010 versus the comparable 2009 period. Our capital expenditures relating to purchases of property, plant and equipment were $43.2 million and $37.0 million for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Net cash used in financing activities for the nine months ended October 2, 2010 was $43.8 million, compared with $137.2 million for the comparable 2009 period. Net cash used in financing activities for the nine months ended October 2, 2010 primarily consisted of $654.7 million for the payment of the Distributions described below, offset by an increase in net borrowings related to our borrowings pursuant to the 2010 Refinancing of $659.5 million. During the nine months ended October 2, 2010, we incurred $47.6 million of debt financing costs related to the 2010 Refinancing. Net cash used in financing activities for the nine months ended October 3, 2009 primarily consisted of a net repayment of short term borrowings of $131.7 million under the revolving credit facilities in existence prior to the 2010 Refinancing.

On February 26, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $137.7 million (inclusive of the dividend equivalent payment to holders of vested stock options), or $22.00 per share (the “February 2010 Distribution”), on Holdings’ outstanding common stock. The February 2010 Distribution was paid on March 1, 2010 to stockholders/optionholders of record on February 26, 2010. The February 2010 Distribution was funded from cash on hand.

On September 20, 2010, the Board of Directors of Holdings declared an extraordinary cash distribution in the aggregate amount of $517.0 million (inclusive of the distribution to holders of vested stock options), or $82.55 per share (the “September 2010 Distribution” and together with the February 2010 Distribution, the “Distributions”), on Holdings’ outstanding common stock. The September 2010 Distribution was paid on September 22, 2010 to stockholders/optionholders of record on September 20, 2010. The September 2010 Distribution was funded from the net proceeds of the 2010 Refinancing.

During the nine months ended October 2, 2010, Visant transferred approximately $654.7 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make the Distributions. The Distributions were included in Holdings’ condensed consolidated balance sheet as a reduction in accumulated earnings and additional paid-in-capital, and the transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

In connection with the 2010 Refinancing, prior to the end of our fiscal third quarter of 2010, on September 22, 2010, Visant entered into a $1,250.0 million term loan facility maturing in 2016 (the “New Term Loan Credit Facility”) and a $175.0 million revolving credit facility expiring in 2015 (the “New Revolving Credit Facility” and, together with the New Term Loan Credit Facility, the “New Credit Facilities”).

Visant is the primary borrower under the New Credit Facilities. Jostens Canada Ltd. (“Jostens Canada”) is also a borrower under the New Revolving Credit Facility. The borrowing capacity under the New Revolving Credit Facility can be used for the issuance of up to $35 million of letters of credit (inclusive of a Canadian letter of credit facility).

The New Credit Facilities are unconditionally guaranteed by Visant Secondary and all of our material wholly-owned domestic subsidiaries. The repayment of these facilities is secured by substantially all of our assets and substantially all of the assets of each of the guarantors, including, but not limited to, a 100% pledge of our capital stock and each of the guarantors’ capital stock (excluding the capital stock of Visant Secondary) and 65% of the capital stock of each first-tier non-U.S. subsidiary owned by Visant or a subsidiary guarantor.

Also in connection with the 2010 Refinancing, on September 22, 2010, Visant sold in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act, $750.0 million aggregate principal amount of the 10.00% Senior Notes due 2017 (the “New Senior Notes”).

The New Senior Notes are senior unsecured obligations of Visant and the U.S. Subsidiary Guarantors and rank (i) equally in right of payment with any existing and future senior unsecured indebtedness of Visant and the U.S. Subsidiary Guarantors; (ii) senior to all of Visant’s and the U.S. Subsidiary Guarantors’ existing and any of Visant’s and the U.S. Subsidiary Guarantors’ future subordinated indebtedness; (iii) effectively junior to all of Visant’s existing and future secured obligations and the existing and future secured obligations of the U.S. Subsidiary Guarantors, including indebtedness under the New Credit Agreement, to the extent of the value of the assets securing such obligations; and (iv) structurally subordinated to all liabilities of Visant’s existing and future subsidiaries that do not guarantee the New Senior Notes.

A portion of the proceeds from the New Term Loan Facility and the offering of the New Senior Notes was used by Visant to (1) repay in full its prior credit facilities or (2) repurchase directly or through Holdings the outstanding Old Notes pursuant to cash tender offers made in respect of the Old Notes or the satisfaction and discharge the Old Notes directly or through Holdings by delivering to the applicable trustee, for the respective series of Old Notes in trust, amounts sufficient to pay the redemption price, plus accrued and unpaid interest up to, but not including, the date of redemption pursuant to notices of redemption given by Holdings or Visant, as applicable, with respect to the respective series of Old Notes.

During the nine months ended October 2, 2010, Visant also transferred approximately $649.0 million of cash from Visant Secondary Holding Corp. to Holdings to allow Holdings to repurchase or satisfy and discharge Holdings’ Senior Discount Notes and the Senior Notes pursuant to the 2010 Refinancing, including the satisfaction of accrued interest and the payment of consent and tender premiums. The aggregate transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in accumulated earnings and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

During the nine months ended October 3, 2009, Visant transferred approximately $16.0 million of cash through Visant Secondary Holdings Corp. to Holdings to allow Holdings to make scheduled interest payments on the Senior Notes and the Senior Discount Notes. The transfer was reflected in Visant’s condensed consolidated balance sheet as a reduction in additional paid-in-capital and presented in Visant’s condensed consolidated statement of cash flows as a distribution to stockholder. The transfer amount eliminates in consolidation and had no impact on Holdings’ consolidated financial statements.

We use cash generated from operations primarily for debt service obligations, capital expenditures and to fund other working capital requirements. In assessing our liquidity, we review and analyze our current cash on-hand, the number of days our sales are outstanding and capital expenditure commitments. Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future operating performance. Future principal debt payments are expected to be paid out of cash flows from operations, cash on hand and, if consummated, future refinancings of our debt. Based upon the current level of operations, management expects our cash flows from operations along with availability under our New Credit Facilities will provide sufficient liquidity to fund our obligations, including our projected working capital requirements, debt interest and retirement obligations and related costs, and capital spending for the foreseeable future.

We experience seasonal fluctuations in our net sales and cash flow from operations, tied primarily to the North American school year. In particular, Jostens generates a significant portion of its annual sales in the second quarter in connection with the delivery of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks, and in the fourth quarter driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations and generate a majority of annual net sales during the third and fourth quarters, including based on the timing of customers’ advertising campaigns which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Based on the seasonality of our cash flow, we traditionally borrow under our revolving credit facility during the third quarter to fund general working capital needs during this period of time when schools are generally not in session and orders are not being placed, and repay the amount borrowed for general working capital purposes in the fourth quarter when customer deposits in the Scholastic and Memory Book segment are received and customers’ advertising campaigns in anticipation of the holiday season generally increase.

Visant has substantial debt service requirements and is highly leveraged. As of October 2, 2010, Visant had total indebtedness of $2,109.0 million (exclusive of $13.3 million letters of credit outstanding) and cash and cash equivalents of $11.3 million. Our principal sources of liquidity are cash flows from operating activities and available borrowings under the New Credit Facilities, which included $69.2 million of available borrowings under Visant’s $175.0 million revolving credit facilities as of October 2, 2010. As of October 2, 2010, Visant had $1,250.0 million outstanding under the Term B Loan facility, $750.0 million aggregate principal amount outstanding of the New Senior Notes, $13.3 million outstanding in the form of standby letters of credit under its secured credit facilities and $16.5 million of outstanding borrowings under equipment financing and capital lease arrangements. There were $92.5 million of borrowings under the New Revolving Credit Facility as of October 2, 2010.

Visant’s liquidity and its ability to fund its capital requirements will depend on the credit markets and its financial condition. The extent of any impact of credit market conditions on our liquidity and ability to fund our capital requirements or to undertake future financings will depend on several factors, including our operating cash flows, credit conditions, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. Any refinancing of our debt could be on less favorable terms, including becoming subject to higher interest rates. In addition, the terms of existing or future debt instruments, including the New Credit Facilities and the indenture governing the New Senior Notes, may restrict certain of our alternatives. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our New Revolving Credit Facility, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. The possibility of consummating any such financing will be subject to conditions in the capital markets at such time. Furthermore, to the extent we make future acquisitions, we may require new sources of funding, including additional debt or equity financing or some combination thereof. We may not be able to obtain this additional liquidity when needed on terms acceptable to us or at all.

As market conditions warrant, we and our Sponsors, including KKR and DLJMBP III and their affiliates, may from time to time redeem or repurchase debt securities, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise subject to the terms of applicable contractual restrictions. No assurance can be given as to whether or when such repurchases or exchanges will occur and at what price.

As of October 2, 2010, we were in compliance with all covenants under our material debt obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the quarter ended October 2, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

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

During the quarter ended October 2, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described in Note 12, Commitments and Contingencies, to the condensed consolidated financial statements, during the three months ended October 2, 2010, there were no developments regarding material pending legal proceedings to which we or any of our subsidiaries are a party.

ITEM 1A.	RISK FACTORS

Our consolidated financial results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this Quarterly Report on Form 10-Q. The following risk factors supersede the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. These risk factors should be read in conjunction with the other information contained in our other SEC filings, including our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. You should carefully consider all of these risks.

Risks Relating to Our Business

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including marketing and selling strategies to drive growth, moving into new product and service offerings and geographies, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to implement our business strategy successfully or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, conditions in the global economy and in the credit and capital markets, developments within the primary industries we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness, including our ability to make principal and interest payments on the New Senior Notes.

Economic weakness and uncertainty, as well as the effects of these conditions on our customers’ and suppliers’ businesses and their demand for our products and services, could have an adverse effect on our business and results of operations.

Our business and operating results are affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. We have experienced and may continue to experience reduced demand for certain of our products and services. As a result of continued economic weakness and uncertainty in the pace and extent of the economic recovery, including factors such as a high rate of unemployment, bankruptcies and other challenges which continue to affect the global economy, our customers and suppliers may experience further deterioration of their businesses or suffer cash flow shortages. In turn, existing or potential customers may delay or decline to purchase our products and related services, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

Revenues, particularly in our Marketing and Publishing Services business, are dependent on the level of marketing and advertising spending by our customers. Demand for marketing and advertising tends to correlate with changes in the level of economic activity in the market segments our customers serve, and therefore continued weakness and uncertainty in the pace and extent of recovery in the global economy could negatively affect the demand for the products and related services that we provide these customers. Our educational textbook cover and component business is reliant on continued government funding for educational spending which impacts demand by our customers and may be affected by changes in or continued restrictions on local, state and/or federal funding and school budgets. Continued economic weakness and uncertainty in the pace and extent of recovery in the global economy may continue to constrain marketing and advertising spending resulting in decreased revenue, gross margin, earnings or growth rates and increased challenges with respect to collection of customer receivables. In addition, customer difficulties could result in increases in bad debt write-offs and increases to our allowance for doubtful accounts receivable. Further, our suppliers may experience similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Negative changes in the global economy, a slow economic recovery or a prolonged period of uncertainty in the economic environment could materially adversely affect our business, results of operations, cash flows and financial condition.

We are subject to direct competition in each of our respective industries which may have a material and adverse effect on our business, financial condition and results of operations.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. Our future financial performance will depend, in large part, on our ability to maintain an advantageous market position. It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions and may face additional competition from new competitors, both with respect to our existing product and service lines and new products and services we might introduce. Further, competitors might expand their product offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

We are dependent upon the availability of raw materials to produce our products. The principal raw materials that Jostens purchases are gold and other precious metals, paper and precious, semiprecious and synthetic stones. The price of gold increased dramatically during 2009 and 2010, and we anticipate continued volatility in the price of gold for the foreseeable future, driven by numerous factors, such as changes in supply and demand and investor sentiment. From time to time, we may enter into forward contracts to purchase gold, platinum and silver based upon the estimated quantity needed to satisfy projected customer demand. Higher gold prices have impacted, and could further impact, our jewelry sales metal mix. Our Marketing and Publishing Services business primarily uses paper, ink and adhesives. Similarly, our sampling system business utilizes specific grades of paper and foil in producing its sampling products. The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;

•	the supply of these materials;

•	foreign government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers or to the extent they materially affect customer buying habits. Therefore, significant fluctuations in prices for gold, paper products or precious, semiprecious and synthetic stones and other of our critical materials could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations to us. Jostens purchases substantially all of its precious, semiprecious and synthetic stones from a single supplier located in Germany with manufacturing sites in Germany and Sri Lanka. We believe this supplier provides stones to almost all of the class ring manufacturers in the United States. If access to this supplier were lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Similarly, all of our ScentStrip® sampling systems, which account for a substantial portion of net sales from our sampling system business, utilize specific grades of paper for which we rely primarily on two domestic suppliers, with whom we do not have written supply agreements in place. A loss of this supply of paper could have a material adverse effect on our sampling system business, results of operations, cash flows and financial condition to the extent that we are unable to obtain the specific paper in sufficient quantities from other suppliers or elsewhere. Moreover, certain of our other primary label sampling systems utilize certain foil laminates that are presently sourced primarily from one supplier, with whom we do not have a written supply agreement in place. A significant deterioration in or loss of supply could have a material adverse effect on our business, results of operations, cash flows, financial condition and competitive advantage.

Certain of our businesses are dependent on fuel and natural gas in their operations. Prices of fuel and natural gas have shown volatility over time and in particular as of late. Unanticipated higher prices could impact our operating expenses.

Any failure to obtain raw materials and certain services for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We are subject to seasonality in our businesses tied to the North American school year and the inherent seasonality of our customers’ businesses.

We experience seasonal fluctuations in our net sales and cash flow from operations tied primarily to the North American school year. We recorded approximately 40% of our annual net sales for our continuing operations for fiscal year 2009 during the second quarter of our fiscal year and approximately 63% of our annual cash flow from operations during the fourth quarter of our fiscal year. Jostens generates a significant portion of its annual net sales in the second quarter. Deliveries of caps, gowns and diplomas for spring graduation ceremonies and spring deliveries of school yearbooks are the key drivers of our seasonality in net sales. The seasonality of our cash flow, which is concentrated in the fourth quarter, is primarily driven by the receipt of customer deposits in our Scholastic and Memory Book segments. The net sales of sampling and other direct mail and commercial printed products have also historically reflected seasonal variations, and we expect these businesses to continue to generate a majority of their annual net sales during our third and fourth quarters for the foreseeable future. These seasonal variations are based on the timing of customers’ advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Net sales of textbook components are impacted seasonally by state and local schoolbook purchasing schedules, which commence in the spring and peak in the summer months preceding the start of the school year. Significant amounts of inventory are acquired by publishers prior to those periods in order to meet customer delivery requirements.

The seasonality of our businesses requires us to manage our working capital carefully over the course of the year. If we fail to manage our working capital effectively in response to seasonal fluctuations, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to service our debt. These seasonal fluctuations also require us to allocate our resources carefully in order to manage our manufacturing capacity, which often operates at full or near full capacity during peak seasonal demand periods. If we fail to monitor production and distribution accurately during these peak seasonal periods and are unable to satisfy our customers’ delivery requirements, we could jeopardize our relationships with our customers.

A substantial decrease or interruption in business from our significant customers could adversely affect our business, financial condition and results of operations.

We have significant customer concentration within our Marketing and Publishing Services segment. Our top five customers in our sampling system business, for example, represented approximately 18% of our net sales within our Marketing and Publishing Services segment for 2009. We do not generally have long-term contracts for committed volume with our sampling customers. Our top five customers in our cover and component business represented approximately 25% of our net sales within our Marketing and Publishing Services segment for 2009. Customers in our cover and component business include the three major educational textbook publishers, Pearson, Houghton Mifflin Harcourt and McGraw-Hill, all of whom have long-term written agreements with us. Any significant cancellation, deferral or reduction in the quantity or type of product sold to these principal Marketing and Publishing Services customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges on their businesses, a change in buying habits or the impact of any shift to alternative methods of content delivery by customers, could have a material adverse effect on the business, results of operations, cash flows and financial condition of our Marketing and Publishing Services business.

Many of our customer sales arrangements are conducted by purchase order on an order-by-order basis or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Jostens relies on relationships with schools, school administrators and students for the sale of its products. Jostens’ failure to deliver high quality products in a timely manner or failure to respond to changing consumer preferences could jeopardize its customer relationships. Significant customer losses at our Jostens business could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Changes in Jostens’ relationships with its independent sales representatives may adversely affect our business, financial condition and results of operations.

The success of our Jostens business is highly dependent upon the efforts and abilities of Jostens’ network of independent sales representatives. Many of Jostens’ relationships with customers and schools are cultivated and maintained by its independent sales representatives. Jostens’ independent sales representatives typically operate under one- to three-year contracts for the sale of Jostens products and services. These contracts are generally terminable upon 90 days’ notice from the end of the current contract year and contain post-termination restrictive covenants. Jostens’ sales representatives can terminate or fail to renew their contracts with Jostens due to factors outside of our control. If Jostens were to experience a significant change in the terms of its relationship with, loss of, its independent sales representatives or material disruption or disputes arising out of the engagement or termination of its representatives, such an occurrence could have a material adverse effect upon our business, results of operations, cash flows and financial condition.

Our businesses depend on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

Our businesses depend upon numerous information systems for operational and financial information and our billing operations. We are also increasingly dependent on our information technology systems for our e-commerce efforts. We may not be able to enhance existing information systems or implement new information systems that can successfully integrate our business efforts. Furthermore, we may experience unanticipated delays, complications and expenses in acquiring licenses for certain systems or implementing, integrating and operating such systems. In addition, our information systems may require modifications, improvements or replacements that may involve substantial expenditures and may necessitate interruptions in operations during periods of implementation. Implementation of these systems is further subject to our ability to access and license certain proprietary software in certain cases and in other cases the availability of information technology and other skilled personnel to assist us in developing and implementing systems. Our failure to implement and maintain operational, financial and billing information systems successfully at our businesses could have an adverse effect on our business, results of operations, cash flows and financial condition.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

We are required to invest capital in order to expand and update our capabilities in our businesses. We expect our capital expenditure requirements in the Jostens business to continue to relate primarily to capital improvements and growth initiatives, including information technology, digital and e-commerce initiatives. Our capital expenditure requirements in the Marketing and Publishing Services segment primarily relate to efforts to maintain efficiency and innovation and technological advancement in order to remain competitive. Changing competitive conditions or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in additional production technology in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

New emerging technologies, including those involving the Internet, social networking or alternative methods of content delivery, could result in new distribution channels and new products and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands, including the use of the Internet, social networking or alternative methods of content delivery. Widespread consumer acceptance of electronic delivery of books is uncertain, as is the extent to which consumers may replace printed materials with electronic alternatives. Accepted methods for delivery of media content that serve as an alternative to obtaining products or services from us may impact our business.

If we fail to anticipate or respond adequately to changes in technology, consumer behavior and user preferences and demands or are unable to finance the capital expenditures necessary, or develop an ability, to respond to such changes, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Any disruption at our principal production facilities could adversely affect our results of operations.

We are dependent on certain key production facilities. Certain of our sampling system, book component, jewelry and graduation products are each produced in dedicated facilities. Any disruption of production capabilities at any of our key dedicated facilities could adversely affect our business, results of operations, cash flows and financial condition.

Actions taken by the U.S. Postal Service, including the recent approval of competing sampling products for use in periodicals without a postal surcharge, could have a material adverse effect on our business.

Postal costs are a significant component of many of our marketing and advertising customers’ cost structures. Postal rate and format changes can influence the number of pieces and types of products that our customers mail. We do not directly bear the cost of higher postal rates and changes in postal classifications. Demand for products distributed by mail, however, could be adversely affected by continued increases in postal rates. Any resulting decline in the volume of products mailed would have an adverse effect on our business.

Sampling products are approved by the U.S. Postal Service (the “USPS”) for inclusion in periodicals mailed at periodical postage rates. USPS-approved sampling systems have historically enjoyed a significant cost advantage over other competing sampling products, such as miniatures, vials, packets, sachets and blisterpacks, because the inclusion of these competing products in periodicals may be restricted or result in an increase from periodical postage rates to the higher third-class rates for a periodical’s entire circulation. Periodical sampling inserts delivered to consumers through the USPS are currently an important part of our sampling systems business. The USPS has very recently approved certain competing types of sampling products such as packets for use in periodicals without requiring a postal surcharge, subject to such samples meeting certain conditions and restrictions, including with respect to combined weight, structure and placement in the periodical. This change in USPS standards is very new, and we are not able to predict whether the cost or availability of such other sampling devices for use in periodicals will materially detract from the acceptance of our sampling devices that have historically been approved for mailing in periodicals without surcharge, and, accordingly the competitive impact that the change in USPS standards may have on our sampling business. If such competing sampling devices have widespread acceptability for mailing in periodicals or if the USPS makes additional modifications to postal standards affecting our sampling products, our sampling business, results of operations, cash flows and financial condition could be adversely affected.

A deterioration in labor relations or labor availability could have an adverse impact on our operations.

As of October 2, 2010, we had approximately 4,329 full-time employees. As of October 2, 2010, approximately 499 of Jostens’ full-time employees were represented under two collective bargaining agreements that expire in August 2012 and June 2013, respectively, and approximately 241 full-time employees from our Marketing and Publishing Services business were represented under two collective bargaining agreements that expire in March 2012 and June 2012, respectively.

We may not be able to negotiate future labor agreements on satisfactory terms. If any of the employees covered by the collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, if other of our employees were to become unionized, we could experience further disruptions to our operations and/or higher ongoing labor costs, which could adversely affect our business, results of operations, cash flows and financial condition. Given the seasonality of our businesses, we utilize a high percentage of seasonal and temporary employees to maximize efficiency and manage our costs. If these seasonal or temporary employees were to become unavailable to us on acceptable terms, we may not be able to find replacements in a timely or cost effective manner, which could adversely impact our business, financial condition and results of operations.

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

Also, as an owner and operator of real property and a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of our current or past operations have involved metalworking and plating, printing and other activities that have resulted in or could result in environmental conditions giving rise to liabilities.

We are subject to risks that our intellectual property may not be adequately protected, and we may be adversely affected by the intellectual property rights of others.

We use a combination of patents, copyrights, trademarks, confidentiality and licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights, particularly those in our Marketing and Publishing Services segment, which derive a substantial portion of revenue from processes or products with some proprietary protections. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or may otherwise infringe, impair, misappropriate, dilute or violate our intellectual property rights. In addition, a portion of our manufacturing processes involved in the production of our products and services are not covered by any patent or patent application. Furthermore, the patents that we use in our businesses will expire over time. We cannot give assurance that ongoing research and development efforts will result in new proprietary processes or products. Our competitors may independently develop equivalent or superior know-how, trade secrets or other proprietary processes or production methods as compared to those employed by us.

In addition, we are involved in proceedings from time to time in the course of our businesses to protect and enforce our intellectual property rights. Third parties may initiate proceedings against us asserting that our businesses infringe or otherwise violate their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have, and our products or processes may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. Further, we may not prevail in proceedings to enforce our intellectual property rights, and the results or costs of any such proceedings may have a material adverse effect on our business, results of operations, cash flows and financial condition. Any proceedings concerning intellectual property could be protracted and costly, are inherently unpredictable and could have a material adverse effect on our business, financial condition and results of operations regardless of their outcome. The expense involved in protecting our intellectual property has been and could continue to be significant.

Changes in the rules and regulations to which we and our customers are subject may impact demand for our products and services.

We and many of our customers are subject to various government regulations, including applicable rules and regulations governing product safety and the regulation of hazardous substances as well as protecting the privacy of consumer data. Continually evolving and changing regulations, both in the United States and abroad, may impact our and our customers’ businesses and could reduce demand, or increase the cost, for the related products and services.

We are subject to privacy and other related obligations and liabilities that could impose substantial costs upon us and may adversely affect our business or our financial results.

Several of our businesses use, process and store customer or consumer information that may include confidential or personal information. Privacy laws and similar regulations in many jurisdictions where we or our customers do business, as well as contractual provisions, require that we take steps to safeguard this information. Our failure to comply with any of these laws, regulations or contractual provisions or to adequately safeguard this information could adversely affect our reputation and business and subject us to significant liability in the event such information were to be disclosed in breach of our obligations.

Our results of operations in our educational textbook cover and component business are subject to variations due to the textbook adoption cycle and government funding for spending on education.

Our educational textbook cover and component business experiences fluctuations in its results of operations due to the textbook adoption cycle and government funding for spending on education. The cyclicality of the elementary and high school market is primarily attributable to the textbook adoption cycle. Our results of operations are also affected by reductions in local, state and/or federal school funding for textbook purchasing. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds, including as a result of continued unfavorable economic conditions and volatility in real property values, can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations, changes in announced school funding or additional restrictions on the use of those funds may affect our results of operations in our educational textbook component business.

Lower than expected sales by us due to the cyclicality of the textbook adoption cycle, pricing pressures that may result during any downturn in our business, from increased competition or as a result of a reduction in government funding for spending on education could have a material adverse effect on our cash flows and, therefore, on our ability to service our obligations with respect to our indebtedness.

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

As part of our business strategy, we may continue to pursue strategic acquisitions and dispositions to leverage our existing infrastructure, expand our geographic reach, broaden our product and service offerings and focus on our higher growth businesses. Acquisitions and dispositions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from existing businesses;

•	difficulty with integration of personnel and financial and other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;

•	regulatory challenges; and

•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to continue to consummate acquisitions or dispositions, and we may experience disruption in our businesses as a result. Our ability to continue to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates on acceptable terms and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if any material business that we acquired or invested in encountered problems or liabilities which we were not aware of or were more extensive than believed.

The controlling stockholders of Holdings, which are affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and DLJ Merchant Banking Partners III, L.P. (“DLJMBP III” and, together with KKR, the “Sponsors”), may have interests that conflict with other investors.

Holdings, which owns 100% of Visant Secondary Holdings Corp., which in turn owns 100% of Visant, is controlled by an affiliate of KKR and by DLJMBP III and certain of its affiliates. The Sponsors indirectly collectively control our affairs and policies. Circumstances may occur in which the interests of the Sponsors could be in conflict with the interests of our debtholders. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders if the transactions resulted in our becoming more leveraged or significantly changed the nature of our business operations or strategy. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of the Sponsors may conflict with those of our debtholders. In that situation, for example, our debtholders might want Holdings to raise additional equity from the Sponsors or other investors for capital contributions to us to reduce our leverage and pay our debts, while the Sponsors might not be in a position to increase their investment in Holdings or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, the Sponsors and certain of their affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. For instance, certain of the Sponsors currently have investments in Merrill Corp., Primedia Inc. and First Data Corporation. Further, if they pursue acquisitions or make further investments in our industry, those acquisition and investment opportunities may not be available to us. So long as the Sponsors continue to indirectly own a significant amount of Holdings’ equity, even if such amount is less than 50%, they will continue to be able to influence or effectively control us.

Changes in market factors and declines in the market value of the securities held by our pension plans could materially reduce the funded status of the plans and affect the level of pension expense and required pension contributions in future years.

The funded status of our pension plans is dependent upon many factors, including return on invested assets, the level of certain market interest rates used in determining the value of our obligations and changes to regulatory requirements, each of which can affect our assumptions and have an impact on our cash funding requirements under our plans. Declines in the market value of the securities held by the plans due to the disruption in financial markets during 2008 materially reduced the asset values under our plans. Such changes in asset values in combination with regulatory and other market factors will affect the level of pension income associated with the pension plans that we have historically realized and increase the level of expense and required contributions in future years. In the event that sustained declines in market conditions continue for an extended period of time, our expense and required cash contributions associated with our pension plans may substantially increase in future periods.

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

Risks Relating to Our Indebtedness

Visant’s high level of indebtedness could adversely affect its cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent Visant from meeting its obligations with respect to its indebtedness.

Visant is highly leveraged. As of October 2, 2010, total indebtedness for Visant and its guarantors was $2,109.0 million (exclusive of $13.3 million letters of credit outstanding and $24.9 million of original issue discount). As of October 2, 2010,

Visant had availability of $69.2 million (net of standby letters of credit of $13.3 million and outstanding borrowings of $92.5 million) under the New Credit Facility and cash and cash equivalents totaling $9.5 million. Total outstanding indebtedness for Visant and its guarantors represented approximately 129.9% of its total consolidated capitalization at October 2, 2010.

Visant’s substantial indebtedness could have important consequences. For example, it could:

•

make it more difficult for Visant to satisfy its obligations with respect to its indebtedness, and any failure to comply with the obligations of any of its debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing Visant’s indebtedness;

•

require Visant to dedicate a substantial portion of its cash flow to pay principal and interest on its debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit Visant’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, Visant’s interest expense could increase if interest rates increase, because the entire amount of the debt under the New Credit Facilities bears interest at a variable rate, subject to adjustment based on a leverage-based pricing grid. If Visant does not have sufficient earnings to service its debt, it may be required to refinance all or part of its existing debt, sell assets, borrow more money or sell securities, none of which Visant can guarantee it will be able to do.

In addition, Visant may be able to incur significant additional indebtedness in the future. For example, Visant may seek to obtain additional term loans under the New Term Loan Credit Facility, or under a new term facility, in either case in an aggregate principal amount of up to $300.0 million, which additional term loans will have the same security and guarantees as the New Term Loan Credit Facility. Although the indenture governing the New Senior Notes and the credit agreement governing the New Credit Facilities contain restrictions on the incurrence of additional indebtedness, those restrictions are subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. The New Credit Facilities, for example, allow Visant to incur (1) an unlimited amount of “purchase money” indebtedness to finance capital expenditures permitted to be made under the New Credit Facilities and to finance the acquisition, construction or improvement of fixed or capital assets, (2) an unlimited amount of indebtedness to finance acquisitions permitted under the New Credit Facilities and (3) additional indebtedness, including indebtedness at subsidiaries that are not guarantors of the New Senior Notes. All of those borrowings would be senior secured indebtedness and, as a result, would be effectively senior to the New Senior Notes and the subsidiary guarantees by the guarantors to the New Senior Notes. To the extent Visant incurs additional indebtedness, the risks described above will increase.

To service Visant’s indebtedness, it will require a significant amount of cash. Visant’s ability to generate cash depends on many factors beyond its control, and any failure to meet its debt service obligations could harm our business, results of operations, cash flows and financial condition.

Visant is a highly leveraged company and requires a significant amount of cash to meet its debt service obligations. The annual payment obligations for 2009 with respect to existing indebtedness consisted of approximately $105.1 million of interest payments on the Old Credit Facilities, the Old Notes (inclusive of the obligations of Holdings), and an aggregate of $1.7 million under capital lease and equipment financing obligations. Payment obligations for the nine months ended October 2, 2010 with respect to our indebtedness consisted of approximately $92.4 million of interest payments on the Old Credit Facilities, the Old Notes (inclusive of the obligations of Holdings), and an aggregate of $2.6 million under capital lease and equipment financing obligations. Visant’s ability to make interest payments and payments with respect to the principal amount of its debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect Visant’s ability to make these payments. Changes in global economic conditions, including any decreases in economic activity in many of the industries we serve, may significantly impact our ability to generate funds from operations.

If Visant does not generate sufficient cash flow from operations to satisfy its debt service obligations, it may have to undertake alternative financing plans, such as refinancing its indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Visant’s ability to refinance its debt or undertake alternative financing plans will depend on the credit markets and its financial condition at such time. Any refinancing of Visant’s debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of its existing or future debt instruments may restrict certain of its alternatives. Visant’s inability to generate sufficient cash flow to satisfy its debt service obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, results of operations, cash flows and financial condition, as well as on Visant’s ability to satisfy its obligations in respect of its indebtedness.

Repayment of Visant’s debt, including the New Senior Notes and the New Credit Facilities, is dependent on cash flow generated by its subsidiaries.

Visant is a holding company, and all of its assets are owned by its subsidiaries. Repayment of its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to it, by dividend, debt repayment or otherwise. Visant’s non-guarantor subsidiaries do not have any obligation to pay amounts due on the New Senior Notes or to make funds available for that purpose. Visant’s non-guarantor subsidiaries may not be able, or may not be permitted, to make distributions to enable Visant to make payments in respect of its indebtedness, including the New Senior Notes. Each of Visant’s subsidiaries is a distinct legal entity, and legal and contractual restrictions may limit Visant’s ability to obtain cash from its subsidiaries. While the indenture governing the New Senior Notes and the New Credit Facilities limit the ability of Visant’s subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to Visant, these limitations are subject to qualifications and exceptions. In addition, Visant’s guarantor subsidiaries may have their obligations under the guarantees of the New Senior Notes reduced to insignificant amounts pursuant to the terms of the guarantees or subordinated if the guarantees are held to violate applicable fraudulent conveyance laws. If Visant does not receive distributions from its subsidiaries, it may be unable to make required principal and interest payments on its indebtedness, including the New Credit Facilities and the New Senior Notes.

Restrictive covenants in Visant’s and its subsidiaries’ debt instruments may restrict their current and future operations, particularly their ability to respond to changes in their business or to take certain actions. Failure to comply with these covenants may result in the acceleration of Visant’s indebtedness.

The New Credit Facilities and the indenture governing the New Senior Notes contain, and any future indebtedness of Visant or of its subsidiaries would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on the ability to engage in acts that may be in our long-term best interests.

The New Credit Facilities include financial covenants, including requirements that Visant maintain a minimum interest coverage ratio and not exceed a maximum total leverage ratio, and these financial covenants will become more restrictive over time. In addition, the New Credit Facilities limit our ability to make capital expenditures and require that Visant use a portion of excess cash flow and proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under the New Credit Facilities.

The New Credit Facilities and the indenture governing the New Senior Notes also include covenants restricting, among other things, Visant and its subsidiaries’ ability to: create liens; incur indebtedness (including guarantees, debt incurred by direct or indirect subsidiaries, and obligations in respect of foreign currency exchange and other hedging arrangements); pay dividends, or make redemptions and repurchases, with respect to capital stock; prepay, or make redemptions and repurchases, with respect to subordinated indebtedness; make loans and investments; engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates, and change the business conducted by Visant or its subsidiaries.

Any default under the agreements governing Visant’s indebtedness, including a default under the New Credit Facilities, that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness could prevent Visant from paying principal, premium, if any, and interest on the New Senior Notes and could substantially decrease the market value of the New Senior Notes. If Visant is unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if it otherwise fails to comply with the various covenants in the agreements governing its indebtedness, including the covenants contained in the New Credit Facilities, it would be in default under the terms of the agreements governing such indebtedness. In the event of such a default under the New Credit Facilities, including a failure to satisfy the minimum interest coverage ratio or a stay under the maximum total leverage ratio:

•

the lenders under the New Credit Facilities could elect to terminate their commitments thereunder, declare all the outstanding loans thereunder to be due and payable and, if not promptly paid, institute foreclosure proceedings against Visant’s assets;

•	if the lenders do not declare a default, they still may be able to cause all of our available cash to be used to repay their loans; and

•	such default could cause a cross-default or cross-acceleration under Visant’s other indebtedness.

As a result of such default and any actions the lenders may take in response thereto, Visant could be forced into bankruptcy or liquidation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our equity securities are not registered pursuant to Section 12 of the Exchange Act. For the third fiscal quarter ended October 2, 2010, we did not issue or sell any equity securities except that, on September 10, 2010, Holdings issued, subject to vesting, an aggregate of 7,000 restricted shares of Holdings’ Class A Common Stock to one officer of a subsidiary of the Company under the Third Amended and Restated 2004 Stock Option Plan for Key Employees of Visant Holding Corp. and Subsidiaries in accordance with Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Second Amended and Restated Certificate of Incorporation of Visant Holding Corp. (f/k/a Jostens Holding Corp.).

3.2(2)	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Visant Holding Corp.

3.3(3)	By-Laws of Visant Holding Corp.

3.4(4)	Amended and Restated Certificate of Incorporation of Visant Corporation (f/k/a Jostens IH Corp.).

3.5(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Visant Corporation.

3.6(4)	By-Laws of Visant Corporation.

4.1(5)	Indenture, among Visant Corporation, the guarantors party thereto and U.S. Bank National Association, as Trustee, dated as of September 22, 2010.

4.2(5)	Exchange and Registration Rights Agreement, among Visant Corporation, the guarantors party thereto and Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as representatives for the initial purchasers named therein, dated September 22, 2010.

10.1(5)	Credit Agreement, among Visant Corporation, Jostens Canada Ltd., Visant Secondary Holding Corp., certain subsidiaries of Visant Corporation, the lenders from time to time party thereto, Credit Suisse AG, Credit Suisse AG, Toronto Branch and the other parties thereto, dated as of September 22, 2010.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

31.3	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

31.4	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.2	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Holding Corp.

32.3	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

32.4	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Visant Corporation.

(1)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on November 12, 2004.

(2)	Incorporated by reference to Visant Holding Corp.’s Form 10-K, filed on April 1, 2005.

(3)	Incorporated by reference to Visant Holding Corp.’s Form S-4/A (file no. 333-112055), filed on February 2, 2004.

(4)	Incorporated by reference to Visant Corporation’s Form S-4 (file no. 333-120386), filed on November 12, 2004.

(5)	Incorporated by reference to Visant Corporation’s Form 8-K, filed on September 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT HOLDING CORP.

Date: November 16, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 16, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISANT CORPORATION

Date: November 16, 2010	/s/ Marc L. Reisch
Marc L. Reisch
President and
Chief Executive Officer
(principal executive officer)

Date: November 16, 2010	/s/ Paul B. Carousso
Paul B. Carousso
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)